Form 10-Q
period 1999-06-30
INSIGHT COMMUNICATIONS CO INC
filed 1999-09-03
CIK 1084421

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________


                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999



                        Commission file number  0-26677

                            _______________________

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                       13-4053502
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

    126 East 56/th/ Street
   New York, New York                                    10022
 (Address of principal executive offices)             (Zip code)

        Registrant's telephone number, including area code: 212-371-2266

                            _______________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant to file such reports) and (2) has been subject to such filing
requirements for the past 90 Days.   Yes __  No  X
                                                ---
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                      Outstanding at September 2, 1999
    ---------------------------             --------------------------------
    Class A Common Stock, $.01 Par Value               49,157,180
    Class B Common Stock, $.01 Par Value               10,226,050

================================================================================

                        PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Registration Statement on Form S-1 dated July 20, 1999.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (unaudited)

                                                                          December 31,         June 30,
                                                                              1998               1999
                                                                         ---------------   --------------
                                ASSETS
Cash and cash equivalents...........................................        $ 19,902          $ 13,497
Trade accounts receivable, net......................................           7,988             5,784
Due from Insight Communications of Central Ohio, LLC................           1,039               904
Due from affiliated companies.......................................              --               131
Prepaid expenses and other..........................................           1,598             3,917
Fixed assets, net...................................................         155,412           173,233
Intangible assets, net..............................................         467,149           476,482
Investment in Insight Communications of Central Ohio, LLC...........           6,749             1,180
                                                                        ---------------   --------------
   Total assets.....................................................        $659,837          $675,128
                                                                        ===============   ==============


                LIABILITIES AND PARTNERS' DEFICIENCY

Accounts payable....................................................        $ 24,290          $ 28,021
Accrued expenses and other assets...................................           4,156             6,044
Interest payable....................................................           7,661             4,180
Debt................................................................         573,663           601,163
                                                                        ---------------   --------------
   Total liabilities................................................         609,770           639,408

Minority interest...................................................           6,676                --

Redeemable Class B units, 47,215,859 units outstanding, net of
 issuance costs of $4,410...........................................          51,319            57,569

Partners' deficiency................................................          (7,928)          (21,849)
                                                                        ---------------   --------------
                                                                            $659,837          $675,128
                                                                        ===============   ==============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                         --------------------------------    --------------------------------
                                                             1998             1999                1998             1999
                                                         ---------------   --------------    ---------------   --------------
Revenue...............................................         $25,162         $ 46,406          $ 48,323        $ 91,783
Costs and expenses:
 Programming and other operating costs................           6,789           12,598            13,263          25,861
 Selling, general and administrative..................           5,564           10,672            10,587          20,852
 Depreciation and amortization........................           2,439           26,201             8,240          51,940
                                                         ---------------   --------------    ---------------   --------------
                                                                14,792           49,471            32,090          98,653
                                                         ---------------   --------------    ---------------   --------------
Operating income (loss)...............................          10,370           (3,065)           16,233          (6,870)

Other income (expense), net...........................
 Gain on cable system exchanges.......................               -                -                 -          19,662
 Interest expense.....................................          (6,307)         (11,081)          (12,078)        (21,574)
 Other income (expense)...............................               8              (93)              (11)
                                                         ---------------   --------------    ---------------   --------------
                                                                 6,299          (11,174)          (12,089)         (1,912)
                                                         ---------------   --------------    ---------------   --------------

Income before minority interest and equity in losses
 of Insight Communications of Central Ohio, LLC.......           4,071          (14,239)            4,144          (8,782)

Minority interest.....................................               -            2,183                 -           6,676
Equity in losses of Insight Communications of Central
 Ohio, LLC............................................               -           (2,856)                -          (5,569)
                                                         ---------------   --------------    ---------------   --------------
Net income (loss).....................................           4,071          (14,912)         $  4,144        $ (7,675)
                                                         ---------------   --------------    ---------------   --------------
Accretion of redeemable Class B units.................           1,910            3,125             1,910           6,250
                                                         ---------------   --------------    ---------------   --------------
Net income (loss) applicable to Class A units.........         $ 2,161         $(18,037)         $  2,234        $(13,925)
                                                         ===============   ==============    ===============   ==============

Basic income (loss) per share.........................         $  0.11         $  (1.07)         $   0.11        $  (0.82)
Diluted income (loss) per share.......................         $  0.07         $  (1.07)         $   0.06        $  (0.82)

  The accompanying notes are an integral part of these condensed consolidated financial statements

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                   ----------------------------------
                                                                        1998                1999
                                                                   ---------------    ---------------
Operating activities:
 Net income (loss)...........................................         $   4,144             $ (7,675)
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................             8,240               51,940
   Equity in losses of Insight Communications of Central
   Ohio,  LLC................................................               ---                5,569
   Gain on cable systems exchanges...........................               ---              (19,762)
   Minority interest.........................................               ---               (6,676)
   Provision for losses on trade accounts receivable.........               453                  866
   Change in operating assets and liabilities:
    Trade accounts receivable................................              (480)               1,338
    Due from and to affiliates...............................                65                  (84)
    Prepaid expenses and other assets........................             1,602               (2,315)
    Accounts payable.........................................             7,823                3,731
    Accrued expenses and other liabilities...................            (4,046)               1,976
    Interest payable.........................................             2,125               (3,481)
                                                                   ---------------    ---------------
Net cash provided by operating activities....................            19,926               25,427
                                                                   ---------------    ---------------
Investing activities:
 Purchases of fixed assets...................................           (17,851)             (43,811)
 Purchase of cable television system.........................           (84,101)              (2,900)
 Increase in intangible assets...............................            (3,378)             (12,621)
                                                                   ---------------    ---------------
Net cash used for investing activities.......................          (105,330)             (59,332)
                                                                   ---------------    ---------------
Financing activities:
 Proceeds from bank credit facility..........................            99,800               27,500
 Issuance of Class B common units............................            50,000                    -
 Class B common unit issuance costs..........................            (4,410)                   -
 Purchase of redeemable preferred limited units..............           (60,000)                   -
 Purchase of warrants........................................               116                    -
                                                                   ---------------    ---------------
Net cash provided by financing activities....................            85,506               27,500
                                                                   ---------------    ---------------

Net increase (decrease) in cash and cash equivalents.........               102               (6,405)
Cash and cash equivalents at beginning of period.............             1,082               19,902
                                                                   ---------------    ---------------
Cash and cash equivalents at end of period...................         $   1,184             $ 13,497
                                                                   ---------------    ---------------

  The accompanying notes are an integral part of these condensed consolidated financial statements

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)
A. Organization

     On July 26, 1999, Insight Communications Company, Inc. (the "Company") successfully completed an initial public offering ("IPO") of its common stock. Upon completion of the IPO, the Company's predecessor, Insight Communications Company, L.P., was reconstituted as a corporation and the limited partnership and general partnership units were exchanged for common stock. See Subsequent Events, Note F. The Company owns, operates and manages cable television systems. Effective October 31, 1998, the Company and Tele-Communications, Inc. ("TCI") entered into a contribution agreement (the "contribution agreement") whereby the Company and TCI contributed certain of their cable television systems located in Indiana and Northern Kentucky to Insight Communications of Indiana, LLC ("Insight Indiana") in exchange for 50% equity interests therein. The Company is the manager of Insight Indiana and effectively controls all operating and financial decisions. Accordingly, the accompanying financial statements include the accounts of Insight Indiana. As of June 30, 1999, the Company operated cable television systems in Illinois, California, Georgia, Indiana, Kentucky, and Ohio.

     Earnings per share ("EPS") is calculated in accordance with FASB Statement No. 128, "Earnings Per Share." As a result of the IPO, earnings per share is presented in the accompanying statement of operations as if a conversion of securities from partnership units to common shares occurred at June 30, 1999. Basic earnings per share is computed using average shares outstanding during the period without giving any effect to the new shares issued in connection with the IPO. Diluted earnings per share is basic earnings per share adjusted for the dilutive effects of the redeemable Class B units and certain warrants that were either exercised or expired by March 31, 1998.

B. Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     For further information, refer to the Company's financial statements and footnotes thereto for the year ended December 31, 1998, included elsewhere in the Company's Registration Statement on Form S-1.

C. Gain on Cable System Exchanges and Purchase of Cable System

     On March 22, 1999 the Company exchanged its Franklin, Virginia cable system ("Franklin") servicing 9,200 subscribers for Falcon Cable's Scottsburg ("Scottsburg") Indiana system servicing 4,100 subscribers. In addition, the Company received $8 million in cash which was held on deposit with a qualified intermediary. Furthermore, on February 1, 1999, the Company exchanged its Oldham, Kentucky cable system ("Oldham") servicing approximately 8,500 subscribers for Intermedia Partners of Kentucky L.P.'s Henderson, Kentucky cable system ("Henderson") servicing approximately 10,600 subscribers. These transactions have been accounted for by the Company as sales of the Franklin and Henderson systems and purchases of the Scottsburg and Oldham systems. Accordingly, based upon the preliminary purchase price allocation, the Scottsburg and Henderson systems have been included in the accompanying condensed consolidated balance sheets at their fair values (approximately $31.3 million) and the Company recognized a gain on

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)

C. Gain on Cable System Exchanges and Purchase of Cable System (continued)

the sale of the Franklin and Oldham systems of approximately $19.7 million, which amount represents the difference between the carrying value of the Franklin and Oldham Systems and the fair value of the Scottsburg and Henderson systems, plus the aforementioned cash received in connection with the Scottsburg transaction. The Scottsburg and Henderson Systems purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $5.7 million and franchise costs of $25.6 million. Franchise costs arising from the acquisition of the Scottsburg and Henderson systems are being amortized on the straight-line method over a period of 15 years.

     On March 31, 1999 the Company acquired Americable International of Florida Inc.'s Portland, Indiana and Fort Recovery, Ohio cable systems ("Portland") servicing approximately 6,100 subscribers for $10.9 million. The preliminary purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $2.3 million and franchise costs of $8.6 million. The Company has accounted for the acquisition of the Portland system as a purchase. The Company paid for this acquisition with borrowings under its credit facilities and with the $8 million of cash received in the aforementioned Franklin/Scottsburg swap and held on deposit with a qualified intermediary.

D. Debt

Debt consists of:

                                                               June 30
                                           December 31           1999
                                               1998           (unaudited)
                                         ---------------------------------
                                                  (in thousands)

     Revolving credit facility           $    111,100        $   132,600
     Insight Indiana credit facility          460,000            466,000
     Note payable to Media One                  2,563              2,563
                                         ---------------     -------------
                                         $    573,663        $   601,163
                                         ===============     =============


     In November, 1996, the Company entered into a second amended and restated credit facility ("Amended Credit Facility"), which superseded the Company's prior credit facility. The Amended Credit Facility provided for loans totaling $220 million. On January 22, 1998, the Company entered into a third amended and restated credit facility which increased the maximum amount of borrowings under the amended and restated credit facility to $340 million. As a result of the contribution of certain of the Company's cable television systems to Insight Indiana and the execution by Insight Indiana of its own credit facility, the Company entered into a fourth amended and restated credit agreement which expires in December 2005 and reduced the maximum amount of borrowings to $140 million. Borrowings under the fourth amended and restated credit facility bear interest at either the Alternative Base Rate (ABR) or reserve-adjusted London Interbank Offered Rate (LIBOR), plus the Applicable Margin as

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)
D. Debt (continued)

defined. The Applicable Margin varies based upon levels of total leverage ranging from 0.0% to 0.625% under the ABR option and 1.0% to 1.875% under the LIBOR option. The second and third amended and restated credit facilities contained similar rates for interest. At June 30, 1999, approximately $132.6 million was outstanding under this facility.

     On November 24, 1997, the Company purchased the 34% limited Company interest held by Media One for $10.3 million. The Company paid $2.6 million in cash and issued a two-year senior subordinated note payable for $7.7 million. The note bears interest at a rate of 9% payable annually. Remaining principal payments approximate $2.6 million at June 30, 1999 and are due on November 24, 1999. Should the Company default on any portion of the aforementioned senior subordinated note, Media One would be entitled to a pro-rata share of the limited partnership units purchased by the Company.

     At June 30, 1999, Insight Indiana had a credit facility that provides for long term loans of $300 million and for revolving credit loans of up to $250 million. The Insight Indiana credit facility matures in December 2006, and contains quarterly reductions in the amount of outstanding loans and commitments commencing in March 2001. Obligations under this credit facility are secured by all of the membership interests of Insight Indiana and any amounts payable to its members. Loans under the Insight Indiana credit facility bear interest at an ABR or LIBOR plus an additional margin tied to certain debt ratios of Insight Indiana. The credit facility requires Insight Indiana to meet certain debt financial covenants. At June 30, 1999 approximately $466 million was outstanding under the facility.

     At June 30, 1999 required annual principal payments under the aforementioned credit facilities and the Media One note are as follows (in thousands):

           1999                              $  2,563
           2000                                     -
           2001                                65,000
           2002                                90,250
           2003                               114,750
           Thereafter                         328,600
                                           ------------
                                             $601,163
                                           ============


E. Commitments and Contingencies

     Certain of the Company's individual systems have been named in purported class actions in various jurisdictions concerning late fee charges and practices. Certain of the Company's cable television systems charge late fees to subscribers who do not pay their cable bills on time. Plaintiffs generally allege that the late fees charged by such cable television systems are not reasonably related to the costs incurred by the cable television systems as a result of the late payment. Plaintiffs seek to require cable television systems to provide compensation for alleged excessive late fee charges for past periods. These cases are at various stages of the litigation process. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition or results of operations of the Company.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (unaudited)


E.  Commitment and Contingencies (continued)

     The Company is subject to other various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is management's opinion that the resolution of these matters will not have a material adverse affect on the consolidated financial condition of the Company.

F. Contribution Agreements and Subsequent Events

     The Company entered into an agreement with Blackstone Capital Partners III Merchant Fund L.P. ("Blackstone") and a subsidiary of TCI to purchase their combined 50% interest in InterMedia Partners VI, L.P. (the "IPVI Partnership") for approximately $335 million (inclusive of expenses) plus assumed debt. The IPVI Partnership was formed in August 1996 by TCI, Blackstone and Intermedia Partners to acquire and operate cable television systems servicing approximately 430,000 subscribers in four major markets in Kentucky, including Louisville, Lexington, Bowling Green and Covington.

     The pro forma unaudited results of operations of the Company for the six months ended June 30, 1998 and June 30, 1999 assuming the Indiana contribution agreement and the contribution of the IPVI systems occurred on January 1, 1998 is as follows (in thousands, except per share data):


                                                                       1998               1999
                                                                 ---------------   -----------------
         Revenues..............................................        $193,445            $195,315
         Loss before extraordinary items.......................          32,526              57,628
         Net loss..............................................          32,526              57,628
         Loss per share........................................        $   0.99            $   1.75

In a separate agreement, the Company will be appointed the manager of the IPVI Partnership and will earn a management fee equivalent to 3% of the IPVI Partnership's revenues.

     On July 26, 1999 the Company completed its IPO. In connection therewith, the Company was reconstituted as a corporation and its Limited Partnership and General Partnership units were exchanged for common stock. The authorized capitalization consists of 300,000,000 shares of Class A common stock, par value $.01 per share, 100,000,000 shares of Class B common stock, par value $.01 per share, and 100,000,000 shares of preferred stock, par value $.01 per share. In connection with the IPO, the Company sold approximately 26,450,000 shares of its Class A common stock and received net proceeds of approximately $607.3 million. These proceeds will be primarily used to repay senior indebtedness and to finance the Kentucky acquisition.

Item 2. Management's Discussion and Analysis of Financial condition and Results of Operations

Forward Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue" or similar words. You should read statements that contain these words carefully because they:

 .  discuss our future expectations;

 . contain projections of our future results of operations or of our financial condition; or

 .  state other "forward-looking" information.

   We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our most recent registration statement, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Introduction

   Because of recently completed and pending corporate transactions, including the contribution agreement with AT&T Broadband & Internet Services with respect to the Indiana cable television systems and our proposed acquisition of the Kentucky cable television systems, we do not believe the discussion and analysis of our historical financial condition and results of operations below are indicative of our future performance. In the contribution agreement with AT&T Broadband & Internet Services, we exchanged our Utah systems for AT&T Broadband & Internet Services' Evansville, Indiana system and simultaneously contributed all of our Indiana systems including Evansville and AT&T Broadband & Internet Services contributed most of its Indiana systems into a joint venture, called Insight Communications of Indiana, LLC. The financial results and analysis include the results of the acquisition of the Rockford, Illinois system from January 22, 1998, the contribution agreement with AT&T Broadband & Internet Services since October 31, 1998, and our equity interest in the Columbus system (including management fees) since August 21, 1998. Because of the timing of these corporate transactions, coupled with the expected close of the Kentucky acquisition in the second half of 1999, our future operating results are likely to be substantially different from what is presented in the following analysis.

General

     Substantially all of our historical revenues were earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices and installations, and from selling advertising. In addition, we earn revenues from commissions for products sold through home shopping networks and, since August 21, 1998, from management fees for managing Insight Communications of Central Ohio, LLC.

     We have generated increases in revenues and EBITDA for each of the past three fiscal years primarily through internal customer growth, increases in monthly revenue per customer and growth in advertising and from acquisitions, swaps and a joint venture.

Results of Operations

  The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations.

                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                -------------------------------   -------------------------------
                                                      1998               1999             1998            1999
                                                      ----               ----             ----            ----
                                                                             (in thousands)
Revenue.......................................       $ 25,162          $ 46,406           $ 48,323       $ 91,783
Costs and expenses:
  Programming and other operating costs.......          6,789            12,598             13,263         25,861
  Selling, general and administrative.........          5,564            10,672             10,587         20,852
  Depreciation and amortization...............          2,439            26,201              8,240         51,940
                                                     --------          --------           --------       --------
                                                       14,792            49,471             32,090         98,653
                                                     --------          --------           --------       --------
Operating income (loss).......................         10,370            (3,065)            16,223         (6,870)

EBITDA(*).....................................         12,817            22,370             24,462         65,839
Interest expense..............................          6,307            11,081             12,078         21,574
Net income (loss).............................          4,071           (14,912)             4,144         (7,675)
Net cash provided by operating activities.....          7,790             6,974             19,926         25,427
Net cash used in investing activities.........         13,925            31,644            105,330         59,332
Net cash provided by financing activities.....              -             8,500             85,506         27,500

     (*)EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization and extraordinary items. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenues increased 84.4% to $46.4 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The results were impacted by the exchange and contribution agreement with AT&T Broadband & Internet Services completed on October 31, 1998. Our results for the three months ended June 30, 1998 include revenue from our Utah systems, which were exchanged as part of the joint venture with AT&T Broadband & Internet Services. The incremental revenue generated from AT&T Broadband & Internet Services' contributed systems approximated $16.7 million accounting for 78.7% of the consolidated revenue increase. In addition, revenues increased as a result of internal customer growth, rate increases and growth in advertising revenues.

     Revenues per customer per month averaged $36.64 for the three months ended June 30, 1999 compared to $33.75 for the three months ended June 30, 1998 primarily reflecting an increase in advertising revenue per customer per month which averaged $2.86 per customer during the three months ended June 30, 1999 compared to $1.34 during the comparable period of 1998, accounting for approximately 9.1% of the total revenue increase during the comparable period in 1998.

     Programming and other operating costs increased 85.6% to $12.6 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. The Indiana systems contributed by AT&T Broadband & Internet Services accounted for approximately 80.6% or approximately $4.7 million of the total increase. Excluding these systems, these costs increased by approximately $1.1 million accounting for 19.4% of the total increase, primarily as a result of increased programming costs and additional programming carried by our systems.

     Selling, general and administrative expenses increased 91.8% to $10.7 million for the three months ended June 30, 1999 compared to $5.6 million for the three months ended June 30, 1998 primarily reflecting increased marketing activity associated with new product introductions and increased corporate expenses.

     Depreciation and amortization expense increased 974.3% to $26.2 million for the three months ended June 30, 1999 compared to $2.4 million for the three months ended June 30, 1998. This increase was primarily due to the acquisitions and additional capital expenditures associated with the rebuilds of our systems.

     For the three months ended June 30, 1999, an operating loss of $3.1 million was incurred as compared to operating income of $10.4 million for the three months ended June 30, 1998, primarily due to increased depreciation and amortization.

     EBITDA increased 74.5% to $22.4 million for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 primarily reflecting the contribution of systems by AT&T Broadband & Internet Services. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies.

     Interest expense increased 75.7% to $11.1 million for the three months ended June 30, 1999 compared to $6.3 million for the three months ended June 30, 1998. The increase was primarily due to higher average outstanding indebtedness related to acquisitions. Average debt outstanding during the three months ended June 30, 1999 was $616.9 million at an average interest rate of 7.2%.

     For the three months ended June 30, 1999 a net loss of $14.9 million was realized for the reasons set forth above.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues increased 89.9% to $91.8 million for the six months ended June 30, 1999 compared to $48.3 million for the six months ended June 30, 1998. The results were impacted by the exchange and contribution agreement with AT&T Broadband & Internet Services completed on October 31, 1998. Our results for the six months ended June 30, 1998 include revenue from our Utah systems, which were exchanged as part of the joint venture with AT&T Broadband & Internet Services. The incremental revenue generated from AT&T Broadband & Internet Services' contributed systems approximated $34.5 million accounting for 79.4% of the consolidated revenue increase. In addition, revenues increased as a result of internal customer growth, rate increases and growth in advertising revenues.

     Revenues per customer per month averaged $36.50 for the six months ended June 30, 1999 compared to $32.58 for the six months ended June 30, 1998 primarily reflecting an increase in advertising revenue per customer per month which averaged $2.67 during the first six months of 1999 compared to $1.19 per customer during the comparable period in 1998, accounting for approximately 8.6% of the total revenue increase during the comparable period in 1998.

     Programming and other operating costs increased 95.0% to $25.9 million for the six months ended June 30, 1999 compared to $13.3 million for the six months ended June 30, 1998. The Indiana systems contributed by AT&T Broadband & Internet Services accounted for approximately 74.5% or approximately $9.4 million of the total increase. Excluding these systems, these costs increased by approximately $3.2 million accounting for 25.5% of the total increase, primarily as a result of increased programming costs and additional programming carried by our systems.

     Selling, general and administrative expenses increased 97.0% to $20.9 million for the six months ended June 30, 1999 compared to $10.6 million for the six months ended June 30, 1998 primarily reflecting increased marketing activity associated with new product introductions and increased corporate expenses.

     Depreciation and amortization expense increased 530.3% to $51.9 million for the six months ended June 30, 1999 compared to $8.2 million for the six months ended June 30, 1998. This increase was primarily due to the acquisitions and additional capital expenditures associated with the rebuilds of our systems.

     For the six months ended June 30, 1999, an operating loss of $6.9 million was incurred as compared to operating income of $16.2 million for the six months ended June 30, 1998, primarily due to increased depreciation and amortization.

     EBITDA increased 169.1% to $65.8 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 reflecting acquisitions, a gain in 1999 on cable systems exchanges of $19.7 million and the incremental operating systems as a result of the AT&T Broadband and Internet Services and Insight joint venture.

     Interest expense increased 78.5% to $21.6 million for the six months ended June 30, 1999 compared to $12.1 million for the six months ended June 30, 1998. The increase was primarily due to higher average outstanding indebtedness related to acquisitions. Average debt outstanding during the first six months of 1999 was $600.0 million at an average interest rate of 7.2%.

     For the six months ended June 30, 1999 a net loss of $7.7 million was realized for the reasons set forth above. As of June 30, 1999, the minority interest relating to AT&T Broadband Internet Services' 50% interest in the equity of Insight Indiana was zero. This compares to a minority interest of $6.7 million as of December 31, 1998. The decrease in minority interest was primarily due to losses incurred by Insight Indiana which reduced the minority interest to zero. As such, we will be absorbing 100% of any net losses incurred by Insight Indiana subsequent to June 30, 1999.

     The June 30, 1999 financial statements exclude a one-time non-recurring charge to earnings to record a net deferred tax liability of approximately $50 million that will be recognized upon the exchange of limited partnership interests in Insight Communications Company, L.P. for our common stock. The aforementioned financial statements also exclude a one-time $18.7 million non-cash compensation charge associated with the distribution of shares resulting from the general partner's share of Class B unit allocation, to certain of our employees, as a result of our initial public offering.

Liquidity and Capital Resources

     Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to rebuild and upgrade our existing cable network, and in the future will be used for plant extensions, new services, converters and system rebuilds. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and equity contributions from our investors.

     For the six months ended June 30, 1998 and June 30, 1999, we spent $17.9 million and $43.8 million, respectively, in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. For the six months ended June 30, 1998 and June 30, 1999, cash from operations totaled $19.9 million and $25.4 million, which together with borrowings under our credit facilities, funded the above noted capital expenditures.

     It is anticipated that during 1999, we will have approximately $123.0 million of capital expenditures. Included in the planned 1999 capital expenditures is $89.0 million for the upgrading of our Rockford, Illinois and most of our Indiana cable television systems, which will involve the wide deployment of fiber optics and other capital projects associated with implementing our clustering strategy. The amount of such capital expenditures for years subsequent to 1999 will depend on numerous factors including the level of success in deploying our new services which will impact the amount of capital we will need for digital converters and other network service infrastructure to support demand for new products and services.

     During 1998, we acquired the Rockford, Illinois system for $97.0 million excluding fees and cash associated with the acquisition. In addition, we acquired a 75% non-voting interest in Insight Ohio which owns and operates the Columbus system for $10.0 million. We funded these acquisitions through existing credit facilities.

     At June 30, 1999, we had aggregate indebtedness of $601.2 million, which consisted of borrowings totaling $598.6 million under senior bank credit facilities and a note payable to MediaOne due November 24, 1999 in the amount of $2.6 million entered into in connection with our purchase of partnership interests from MediaOne. The senior bank facilities consisted of:

 . $140.0 million eight year reducing revolver credit facility, which supports our national systems, of which $132.6 million was borrowed; and

 . $550.0 million eight year revolving credit/term loan which supports our Indiana systems, of which $466.0 million was borrowed.

     We believe these facilities are sufficient to support our current operating plan for the national and Indiana systems.

     On July 26, 1999, the Company successfully completed an IPO of our Class A common stock, raising net proceeds of approximately $607.3 million. Upon receipt of the proceeds $132.6 million was used to pay down all outstanding senior indebtedness of Insight Communications, L.P. The balance of the proceeds will be used to finance the acquisition of the Kentucky systems, which is expected to close in the second half of 1999, the introduction of new and enhanced products and services for our customers, other strategic acquisitions and general corporate activities.

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We expect to adopt the new statement effective January 1, 2000. The statement will require us to recognize all derivatives on the balance sheet at fair value. Although we have not completed our assessment of the impact of FASB No. 133 on our results of operations and financial position, we do not anticipate that the adoption of this statement will be material.

Inflation and Changing Prices

     Our systems' costs and expenses are subject to inflation and price fluctuations. Although changes in costs can be passed through to customers, such changes may be constrained by competition. We do not expect inflation to have a material effect on our results of operations.

Year 2000 Compliance

State of Readiness

      We are evaluating the impact of the Year 2000 problem on our business systems and our ability to deliver our products and services to our customers. This evaluation includes a review of our information technology systems, cable network equipment and other imbedded technologies. We are also evaluating the potential impact as a result of our reliance on third-party suppliers that may have the Year 2000 problem. We believe the following business systems and equipment are vulnerable to the Year 2000 problem:

 .  Information processing and financial reporting systems;

 .  Customer billing systems;

 .  Customer service systems; and

 . Cable headend equipment including addressable controllers and advertising insertion equipment.

      We have developed a program to assess and address the Year 2000 problem. This program consists of the following six phases:

   1. Inventorying and assessing the impact on affected technology and systems;

   2. Developing solutions for affected technology and systems;

   3. Modifying or replacing affected technology and systems;

   4. Testing and verifying solutions;

   5. Implementing solutions; and

   6. Developing contingency plans.

      As of June 30, 1999, the status of our Year 2000 compliance program was as follows: Phase 1 was substantially completed. Phases 2, 3, 4 and 5 were underway with expected completion by September 30, 1999. We are working on contingency plans at this time, which will include customer notification and plans for additional personnel.

      The completion dates set forth above are based on current expectations. Due to uncertainties inherent in Year 2000 remediation, however, no assurances can be given as to whether such projects will be completed on such dates.

Costs

     To date, costs incurred that were directly related to addressing the Year 2000 problem have not been material. We have reviewed our cable systems to inventory our equipment and have sent letters to our programming suppliers and other vendors. We have not used a consultant but have worked closely with AT&T Broadband & Internet Services, adopting its Year 2000 program and to a large extent utilizing its independent certifications. In addition, we have tested our billing system by entering years such as 2001 and have determined it to be working properly.

     We do not expect that the total cost of our Year 2000 remediation program will be material. This includes the cost of replacing advertising insertion equipment and a local addressable controller in one system.

Risks

     We purchase most of our technology from third parties. We have been communicating with all vendors with whom we do business to determine their Year 2000 readiness and to determine the extent to which we are vulnerable to the Year 2000 problem related to those third parties. To assess Year 2000 compliance and any potential exposure to the Year 2000 problem, we have sent letters to such third parties requesting that they certify as to their Year 2000 preparedness. To date, 87.7% of these third parties have responded that they are Year 2000 compliant.

     There can be no assurance that third-party systems on which our systems rely will be Year 2000 ready or timely converted into systems compatible with our systems. Our failure or a third party's failure to become Year 2000 ready, or our inability to become compatible with third parties with which we have a material relationship, may have a material adverse effect on us, including significant service interruption or outages. We cannot currently estimate the extent of any such adverse effects.

Contingency Planning

   We are working on contingency plans to minimize the effect of any potential Year 2000 related disruptions. We intend to prepare plans which relate to systems, software, equipment and services we deem to be critical to customer service and business operations and expect them to be in place by September 1999. These services include:

 . The failure of addressable controllers contained in the cable television system headends could disrupt the delivery of services to customers and could necessitate crediting customers for failure to receive services;

 . Customer service networks and/or automated voice response systems failure could prevent access to customer account information, hamper installation scheduling and disable the processing of pay-per-view requests;

 . Billing system failure could result in a loss of customer records which could disrupt the ability to bill customers for a protracted period; and

 . Advertising insertion equipment failure could impede or prevent the insertion of advertising spots resulting in loss of advertising revenues.

   The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by us due to the numerous uncertainties and variables associated with such scenarios.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of June 30, 1999, our interest rate swap and collar agreements expire in varying amounts through 2002.

     The fair market value of our long-term debt approximates its carrying value as it bears interest at floating rates of interest. As of June 30, 1999, the estimated fair value of our interest rate swap and collar agreements was approximately $3.0 million, which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

     As of June 30, 1999, we had hedged approximately $266 million, or 44%, of our borrowings under our Insight credit facility and Insight Indiana credit facility. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $4.3 million.

                                    PART II
                               OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds

  Recent Sales of Unregistered Securities

  In connection with its conversion to corporate form, Insight Communications Company, Inc. issued on July 26, 1999: (i) 22,707,180 shares of its Class A common stock, par value $0.01 per share, to certain limited partners of Insight Communications Company, L.P. and (ii) 10,226,050 shares of its Class B common stock, par value $0.01 per share to certain limited partners of Insight Communications Company, L.P. who are also members of Insight's management and certain permitted transferees as defined in Insight's certificate of incorporation. All of such persons are accredited investors as defined by Rule 501 under the Securities Act of 1933.

Simultaneously with its conversion to corporate form on July 26, 1999, Insight Communications Company, Inc. granted stock options to certain of its employees to purchase an aggregate of 500,000 shares of Class A common stock and 2,250,000 shares of Class B common stock.

  The offer and sale of the Class A common stock and Class B common stock to the limited partners of Insight Communications Company, L.P. were not registered under the Securities Act of 1933 because the offer and sale were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering. The grant of the stock options was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

  Use of Proceeds

  The effective date of Insight's registration statements, filed on Form S-1 under the Securities Act of 1933 (File Nos. 333-78293 and 333-83323) relating to Insight's initial public offering of Class A common stock, was July 20, 1999. A total of 26,450,000 shares of Insight's Class A common stock were registered and sold. The managing underwriters for the public offering were Donaldson, Lufkin & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated, CIBC World Markets Corp., Deutsche Bank Securities Inc. and DLJdirect Inc.

  The offering commenced on July 21, 1999 and was completed on July 26, 1999. The aggregate offering price was $648.0 million. Insight incurred approximately $40.7 million of underwriting discounts and expenses in connection with the offering. The net proceeds to Insight totaled $607.3 million. These proceeds will be primarily used to repay senior indebtedness and to finance the Kentucky acquisition.

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits:

  27.1   Financial Data Schedule.

     (b) Reports on Form 8-K:

  None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INSIGHT COMMUNICATIONS COMPANY, INC.




Date:  September 2, 1999      By:  /s/  Michael S. Willner
                              ----------------------------
                              Michael S. Willner
                              President, Chief Executive Officer and Director



                              By:  /s/  Kim D. Kelly
                              ----------------------
                              Kim D. Kelly
                              Executive VP, Chief Financial & Operating Officer, Secretary and Director