Form 10-Q
period 1999-09-30
INSIGHT COMMUNICATIONS CO INC
filed 1999-11-15
CIK 1084421

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------


                                   FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1999



                        Commission file number 0-26677

                            -----------------------

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                           13-4053502
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

      126 East 56th Street
      New York, New York                                       10022
(Address of principal executive offices)                     (Zip code)

       Registrant's telephone number, including area code: 212-371-2266

                            -----------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ----     ----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                                Outstanding  at  November  15, 1999
    ------------------------------------                -----------------------------------
    Class A Common Stock, $.01 Par Value                              49,157,180
    Class B Common Stock, $.01 Par Value                              10,226,050

================================================================================

                         PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Registration Statement on Form S-1 dated July 20, 1999.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                                            December 31,       September 30,
                                                                                               1998                1999
                                                                                         ---------------    ----------------
                                        ASSETS                                                                  (unaudited)
Cash and cash equivalents............................................................    $      19,902        $    444,435
Trade accounts receivable, net.......................................................            7,988               8,513
Due from Insight Communications of Central Ohio, LLC.................................            1,039               1,245
Due from affiliated companies........................................................               --               2,557
Officers and employee loan receivable................................................               --              14,075
Prepaid expenses and other...........................................................            1,598               4,566
Fixed assets, net....................................................................          155,412             185,438
Intangible assets, net...............................................................          467,149             466,399
Investment in Insight Communications of Central Ohio, LLC............................            6,749                  --
                                                                                         -------------        ------------
       Total assets..................................................................    $     659,837        $  1,127,228
                                                                                         =============        ============


                LIABILITIES AND PARTNERS' DEFICIENCY/STOCKHOLDERS EQUITY

Accounts payable.....................................................................    $     24,290         $    31,950
Accrued expenses and other assets....................................................           4,156               2,106
Interest payable.....................................................................           7,661               3,342
Deferred taxes payable...............................................................              --              36,700
Debt.................................................................................         573,663             456,563
                                                                                         ------------         -----------
       Total liabilities.............................................................         609,770             530,661

Minority interest....................................................................           6,676                  --

Redeemable Class B units, 47,215,859 units outstanding, net of
    Issuance costs of $4,410.........................................................          51,319                  --
Partners' deficiency.................................................................          (7,928)                 --
Common stock, $.01 par value:
    Class A - 300,000,000 shares authorized, 49,157,180 shares issued
        and outstanding as of September 30, 1999.....................................              --                 492
    Class B - 100,000,000 shares authorized, 10,226,050 shares issued
       and outstanding as of September 30, 1999......................................              --                 102
Preferred stock, $.01 par value, 100,000,000 shares authorized, 0 shares
        issued and outstanding as of September 30, 1999..............................              --                  --
Additional paid in capital...........................................................              --             659,286
Retained earnings....................................................................              --             (63,313)
                                                                                         ------------         -----------
                                                                                         $    659,837         $ 1,127,228
                                                                                         ============         ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                            Three Months Ended             Nine Months Ended
                                                                               September 30,                  September 30,
                                                                         ----------------------        ---------------------------
                                                                            1998         1999              1998             1999
                                                                         --------     ---------        ---------        ----------
Revenue.............................................................     $ 25,480     $  46,581        $  73,803        $  138,364
Costs and expenses:
    Programming and other operating costs...........................        6,871        13,028           20,134            38,889
    Selling, general and administrative.............................        5,800        11,302           16,387            32,154
    Non cash compensation...........................................           --        19,285               --            19,285
    Depreciation and amortization...................................        6,461        27,915           14,701            79,855
                                                                         --------     ---------        ---------        ----------
                                                                           19,132        71,530           51,222           170,183
                                                                         --------     ---------        ---------        ----------
Operating income (loss).............................................        6,348       (24,949)          22,581           (31,819)

Other income (expense), net:
    Gain on cable system exchanges..................................           --            --               --            19,735
    Interest expense................................................       (6,540)       (9,323)         (18,618)          (30,897)
    Interest income.................................................          144         4,478              144             4,478
    Other income (expense)..........................................         (251)            5             (262)              (68)
                                                                         --------     ---------        ---------        ----------
                                                                           (6,647)       (4,840)         (18,736)           (6,752)
                                                                         --------     ---------        ---------        ----------

Income (loss) before minority interest and equity in
     losses of Insight Communications of Central
    Ohio, LLC.......................................................         (299)      (29,789)           3,845           (38,571)
Minority interest...................................................           --            --               --             6,676
Equity in losses of Insight Communications of Central Ohio, LLC.....           --        (1,180)              --            (6,749)
                                                                         --------     ---------        ---------        ----------
Income (loss) before income taxes...................................         (299)      (30,969)           3,845           (38,644)
Provision for income taxes..........................................           --        36,700               --            36,700
                                                                         --------     ---------        ---------        ----------
Net income (loss)...................................................         (299)      (67,669)           3,845           (75,344)
                                                                         --------     ---------        ---------        ----------
Accretion of redeemable Class B units...............................        1,910           868            3,820             7,118
                                                                         --------     ---------        ---------        ----------
Net income (loss) applicable to Class A units.......................    $  (2,209)    $ (68,537)      $       25         $ (82,462)
                                                                        =========     =========       ==========        ==========

Basic income (loss) per share.......................................    $   (0.11)    $   (1.55)      $    0.001         $   (3.16)
Diluted income (loss) per share.....................................    $   (0.11)    $   (1.55)      $    0.001         $   (3.16)

 The accompanying notes are an integral part of these condensed consolidated financial statements

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                       Nine Months Ended
                                                                                 -----------------------------
                                                                                          September 30,
                                                                                 -----------------------------
                                                                                       1998            1999
                                                                                 -------------     -----------
Operating activities:
    Net income (loss).....................................................       $       3,845     $   (75,344)
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization......................................              14,701          79,855
       Equity in losses of Insight Communications of
       Ohio, LLC.........................................................                   --           6,749
       Gain on cable systems exchanges....................................                  --         (19,735)
       Non cash compensation..............................................                  --          19,285
       Minority interest..................................................                  --          (6,676)
       Provision for losses on trade accounts receivable..................                 110          (2,818)
       Provision for deferred income taxes................................                  --          36,700
       Change in operating assets and liabilities:
            Trade accounts receivable.....................................              (1,165)          2,293
            Due from and to affiliates....................................                 (52)         (2,808)
            Prepaid expenses and other assets.............................               2,065         (17,558)
            Accounts payable..............................................              10,600           7,660
            Accrued expenses and other liabilities........................              (3,966)         (2,050)
            Interest payable..............................................                 212          (4,318)
                                                                                 -------------     -----------
Net cash provided by operating activities.................................              26,350          21,235
                                                                                 -------------     -----------
Investing activities:
   Purchases of fixed assets..............................................             (28,896)        (72,921)
   Purchase of cable television system....................................             (84,101)         (2,955)
   Increase in intangible assets..........................................              (2,058)        (13,520)
   Investment in Insight Communications of Central Ohio, LLC                           (10,000)             --
                                                                                 -------------     -----------
Net cash used for investing activities....................................            (125,055)        (89,396)
                                                                                 -------------     -----------
Financing activities:
   Borrow(repay) from bank credit facility................................             116,799        (117,098)
   Net proceeds from initial public offering..............................                  --         609,792
   Issuance of Class B common units.......................................              50,000              --
   Class B common unit issuance costs.....................................              (4,410)             --
   Purchase of redeemable preferred limited units.........................             (60,000)             --
   Purchase of warrants...................................................               3,547              --
                                                                                 -------------     -----------
Net cash provided by financing activities.................................              98,842         492,694
                                                                                 -------------     -----------

Net increase in cash and cash equivalents.................................                 137         424,533
Cash and cash equivalents at beginning of period..........................               1,082          19,902
                                                                                 -------------     -----------
Cash and cash equivalents at end of period................................       $       1,219     $   444,435
                                                                                 -------------     -----------

 The accompanying notes are an integral part of these condensed consolidated financial statements

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (unaudited)
A. Organization

         On July 26, 1999, Insight Communications Company, Inc. (the "Company") successfully completed an initial public offering ("IPO") of its common stock. In connection therewith, the Company exchanged its common stock for all of the partnership interests of Insight Communications Company, L.P. The authorized capitalization of the Company consists of 300,000,000 shares of Class A common stock, par value $.01 per share, 100,000,000 shares of Class B common stock, par value $.01 per share, and 100,000,000 shares of preferred stock, par value $.01 per share. In connection with the IPO, the Company sold approximately 26,450,000 shares of its Class A common stock and received net proceeds of approximately $609.8 million. These proceeds were primarily used to repay senior indebtedness and to finance the Kentucky acquisition (See Note G).

         The Company owns, operates and manages cable television systems. Effective October 31, 1998, the Company and Tele-Communications, Inc. ("TCI") entered into a contribution agreement (the "contribution agreement") whereby the Company and TCI contributed certain of their cable television systems located in Indiana and Northern Kentucky to Insight Communications of Indiana, LLC ("Insight Indiana") in exchange for 50% equity interests therein. The Company is the manager of Insight Indiana and effectively controls all operating and financial decisions. Accordingly, the accompanying financial statements include the accounts of Insight Indiana. As of September 30, 1999, the Company operated cable television systems in Illinois, California, Georgia, Indiana, Kentucky, and Ohio.

B. Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         For further information, refer to the Company's financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Registration Statement on Form S-1, dated July 20, 1999.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (unaudited)

C. Summary of Significant Policies

Earnings Per Share

         Earnings per share ("EPS") is calculated in accordance with FASB Statement No. 128, "Earnings Per Share." As a result of the IPO, earnings per share is presented in the accompanying statement of operations as if a conversion of securities from partnership units to common shares occurred at the beginning of all periods presented. Basic earnings per share is computed using average shares outstanding during the period which includes the effect of the new shares issued in connection with the IPO. Diluted earnings per share equals basic earnings per share for each period presented as the Company had generated net losses in 1999 and as the effect of the assumed conversion of certain partnership units and certain warrants is anti dilutive.

Income Taxes

         Income taxes are provided using the liability method. Under this approach, differences between the financial statements and tax bases of assets and liabilities are determined annually, and deferred income tax assets and liabilities are recorded for those differences that have future tax consequences. Valuation allowances are established, if necessary, to reduce deferred tax assets to an amount that will more likely than not be realized in future periods. Income tax expense is composed of the current tax payable or refundable for the period plus or minus the net change in deferred tax assets and liabilities.

         During the three months ended September 30,1999, and in connection with the IPO, a one time non-recurring charge of $39.5 million was recorded for deferred taxes upon the exchange of the limited partnership interest in Insight Communications Company, L.P. for the Company's common stock. Such charge relates to the deferred tax liability with respect to the difference between the financial statement and tax bases of the assets and liabilities of the Company. In addition, the Company recorded a $2.8 million deferred tax benefit relating to losses from operations subsequent to the conversion.

Recent Accounting Pronouncements

         During 1999, the Company adopted Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage of a software project are to be expensed as incurred. All other costs incurred in connection with an internal use software project. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (unaudited)


D. Gain on Cable System Exchanges and Purchase of Cable System

         On March 22, 1999 the Company exchanged its Franklin, Virginia cable system ("Franklin") servicing approximately 9,200 subscribers for Falcon Cable's Scottsburg ("Scottsburg") Indiana system servicing approximately 4,100 subscribers. In addition, the Company received $8 million in cash which was held on deposit with a qualified intermediary. Furthermore, on February 1, 1999, the Company exchanged its Oldham, Kentucky cable system ("Oldham") servicing approximately 8,500 subscribers for Intermedia Partners of Kentucky L.P.'s Henderson, Kentucky cable system ("Henderson") servicing approximately 10,600 subscribers. These transactions have been accounted for by the Company as sales of the Franklin and Oldham systems and purchases of the Scottsburg and Henderson systems. Accordingly, based upon the preliminary purchase price allocation, the Scottsburg and Henderson systems have been included in the accompanying condensed consolidated balance sheets at their fair values (approximately $31.3 million) and the Company recognized a gain on the sale of the Franklin and Oldham systems of approximately $19.7 million, which amount represents the difference between the carrying value of the Franklin and Oldham systems and the fair value of the Scottsburg and Henderson systems, plus the aforementioned cash received in connection with the Scottsburg transaction. The Scottsburg and Henderson systems purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $5.7 million and franchise costs of $25.6 million. Franchise costs arising from the acquisition of the Scottsburg and Henderson systems are being amortized on the straight-line method over a period of 15 years.

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

E. Debt

Debt consists of:

                                                                        September 30,
                                                     December 31,           1999
                                                        1998             (unaudited)
                                                 --------------------------------------
                                                           (in thousands)
    Revolving credit facility                    $        111,100    $            --
    Insight Indiana credit facility                       460,000             454,000
    Note payable to MediaOne                                2,563               2,563
                                                 ======================================
                                                 $        573,663    $        456,563
                                                 ======================================


                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (unaudited)

E. Debt (continued)

         In November 1996, the Company entered into a second amended and restated credit facility, which superseded the Company's prior credit facility. The second amended and restated Credit Facility provided for loans totaling $220 million. On January 22, 1998, the Company entered into a third amended and restated credit facility which increased the maximum amount of borrowings under the amended and restated credit facility to $340 million. As a result of the contribution of certain of the Company's cable television systems to Insight Indiana and the execution by Insight Indiana of its own credit facility, the Company entered into a fourth amended and restated credit agreement which expires in December 2005 and reduced the maximum amount of borrowings to $140 million. Borrowings under the fourth amended and restated credit facility bear interest at either the Alternative Base Rate (ABR) or reserve-adjusted London Interbank Offered Rate (LIBOR), plus the Applicable Margin as defined. The Applicable Margin varies based upon levels of total leverage ranging from 0.0% to 0.625% under the ABR option and 1.0% to 1.875% under the LIBOR option. The second and third amended and restated credit facilities contained similar rates for interest. At September 30, 1999, the balance under this facility was zero.

         On November 24, 1997, the Company purchased the limited partnership units held by MediaOne for $10.3 million. The Company paid $2.6 million in cash and issued a two-year senior subordinated note payable for $7.7 million. The note bears interest at a rate of 9% payable annually. Remaining principal payments approximate $2.6 million at September 30, 1999 and are due on November 24, 1999. Should the Company default on any portion of the aforementioned senior subordinated note, MediaOne would be entitled to a pro-rata share of the limited partnership units purchased by the Company.

         At September 30, 1999, Insight Indiana had a credit facility that provides for long term loans of $300 million and for revolving credit loans of up to $250 million. The Insight Indiana credit facility matures in December 2006, and contains quarterly reductions in the amount of outstanding loans and commitments commencing in March 2001. Obligations under this credit facility are secured by all of the membership interests of Insight Indiana and any amounts payable to its members. Loans under the Insight Indiana credit facility bear interest at an ABR or LIBOR plus an additional margin tied to certain debt ratios of Insight Indiana. The credit facility requires Insight Indiana to meet certain debt financial covenants. At September 30, 1999, $454.0 million was outstanding under the facility.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (unaudited)

E. Debt (continued)

         At September 30, 1999 required annual principal payments under the aforementioned credit facilities and the MediaOne note are as follows (in thousands):

      1999                                      $     2,563
      2000                                               --
      2001                                           45,400
      2002                                           61,290
      2003                                           74,910
      Thereafter                                    272,400
                                                ============
                                                $   456,563
                                                ============

F. Commitments and Contingencies

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

G. Subsequent Events

Kentucky Acquisition

         On October 1, 1999, the Company completed an agreement with Blackstone Capital Partners III Merchant Fund L.P. ("Blackstone") and related parties of Intermedia Capital Management VI, LLC and a subsidiary, a related party of TCI to purchase their combined 50% interest in InterMedia Partners VI, L.P. (the "IPVI Partnership") for approximately $344 million (inclusive of expenses) plus assumed debt. The IPVI Partnership was formed in August 1996 by TCI, Blackstone and Intermedia Partners to acquire and operate cable television systems servicing approximately 430,000 subscribers in four major markets in Kentucky, Louisville, Lexington, Bowling Green and Covington.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (unaudited)

G. Subsequent Events (continued)

         The pro forma unaudited results of operations of the Company for the nine months ended September 30, 1998 and September 30, 1999 assuming the Indiana contribution agreement and the contribution of the IPVI Partnership systems occurred on January 1, 1998 is as follows (in thousands, except per share data):

                                                              1998       1999
                                                            -------   ---------
         Revenues.....................................   $  290,998   $ 297,631
         Loss before extraordinary items..............       51,827      74,996
         Net loss.....................................       51,827      74,996
         Loss per share...............................   $     1.12   $    1.73


In a separate agreement, the Company was appointed the manager of the IPVI Partnership and earns a management fee equivalent to 3% of the IPVI Partnership's revenues.

Insight Midwest

         Also, on October 1, 1999 contemporaneously with the closing of the acquisition, Insight Midwest L.P., a newly formed 50-50 joint partnership venture between Insight and TCI completed a $200 million high yield offering of 9-3/4% senior notes due 2009. The proceeds of the offering were used to repay certain debt of the IPVI Partnership.

H. SourceMedia

         On July 29, 1999, Insight Interactive, LLC, a wholly-owned subsidiary of the Company, entered into a Contribution Agreement with Source Media, Inc., a Delaware corporation, providing for the creation of a joint venture. Under the terms of the Contribution Agreement, Source Media will contribute its Virtual Modem 2.5 software, the Interactive Channel's grid less, server-based navigator, SourceGuide, LocalSource television content and will manage the operations of the joint venture. The Company will provide $13 million in equity financing. Source Media and the Company will each own 50% of the joint venture. In connection with the Contribution Agreement, the Company and Source Media entered into a Common Stock and Warrants Purchase Agreement dated as of July 29, 1999, whereby the Company agreed to purchase 842,105 shares of Source Media common stock at $14.25 per share, representing approximately 6% of Source Media's outstanding stock, for a purchase price of $12 million in cash. Source Media will also issue to the Company five-year warrants to acquire up to an additional 4,596,786 shares of its common stock at an exercise price of $20.00. This transaction is expected to close during the quarter ending December 31, 1999.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (unaudited)



I. Loans to Employees

         In connection with our initial public offering, we issued a total of 1,412,181 shares of Company common stock to our employees. In October 1999, we made loans to these employees, the proceeds of which were used to satisfy the individual withholding obligation with respect to the receipt of these shares. In the aggregate, these loans total approximately $13.9 million. These non-recourse loans are represented by notes which are secured by Company common stock pledges equal to the number of shares each individual received as compensation, bear interest at the rate of 6% per annum and are payable upon the fifth anniversary of the note, or 180 days following the termination of employment, provided that the proceeds of any sales of the pledged shares must be applied towards early prepayment of these loans.

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

         We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our most recent registration statement dated July 20, 1999, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Introduction

         Because of recently completed and pending corporate transactions, including the contribution agreement with AT&T Broadband & Internet Services with respect to the Indiana cable television systems and our proposed acquisition of the Kentucky cable television systems, we do not believe the discussion and analysis of our historical financial condition and results of operations below are indicative of our future performance. In the contribution agreement with AT&T Broadband & Internet Services, we exchanged our Utah systems for AT&T Broadband & Internet Services' Evansville, Indiana system and simultaneously contributed all of our Indiana systems including Evansville, and AT&T Broadband & Internet Services contributed most of its Indiana systems into a joint venture, called Insight Communications of Indiana, LLC. The financial results and analysis include the results of the acquisition of the Rockford, Illinois system from January 22, 1998, the contribution agreement with AT&T Broadband & Internet Services since October 31, 1998, and our equity interest in the Columbus system (including management fees) since August 21, 1998. Because of the timing of these corporate transactions, coupled with the close of the Kentucky acquisition on October 1, 1999, our future operating results are likely to be substantially different from what is presented in the following analysis.

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

         We have generated increases in revenues and EBITDA for each of the past three fiscal years primarily through acquisitions,swaps and a joint venture and in addition, from internal customer growth, increases in monthly revenue per customer and growth in advertising.

Results of Operations

     The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations.

                                                            Three Months Ended       Nine Months Ended
                                                            ------------------       -----------------
                                                               September 30,           September 30,
                                                               ------------           --------------
                                                            1998        1999          1998        1999
                                                            ----        ----          ----        ----
                                                                         (in thousands)
Revenue .............................................   $  25,480    $  46,581    $  73,803   $ 138,364
Costs and expenses:
     Programming and other operating costs ..........       6,871       13,028       20,134      38,889
     Selling, general and administrative ............       5,800       11,302       16,387      32,154
     Non cash compensation ..........................          --       19,285           --      19,285
     Depreciation and amortization ..................       6,461       27,915       14,701      79,855
                                                        ---------    ---------    ---------   ---------
                                                           19,132       71,530       51,222     170,183
                                                        ---------    ---------    ---------   ---------
Operating income (loss) .............................       6,348      (24,949)      22,581     (31,819)

EBITDA ..............................................      12,558       21,076       37,020      86,915
Interest expense ....................................       6,540        9,323       18,618      30,897
Provision for income taxes ..........................          --       36,700           --      36,700
Net income (loss) ...................................        (299)     (67,669)       3,845     (75,344)
Net cash provided by (used in) operating activities .       8,424       (4,192)      26,350      21,235
Net cash used in investing activities ...............      28,149       30,064      125,055      89,396
Net cash provided by financing activities ...........      13,336      465,194       98,842     492,694


         EBITDA represents earnings (loss) before non cash compensation, interest, taxes, depreciation and amortization and extraordinary items. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Revenues increased 82.8% to $46.6 million for the three months ended September 30, 1999 compared to $25.5 million for the three months ended September 30, 1998. The results were impacted by the exchange and contribution agreement with AT&T Broadband & Internet Services completed on October 31, 1998. Our results for the three months ended September 30, 1998 include revenue from our Utah systems, which were exchanged as part of the joint venture with AT&T Broadband & Internet Services. The incremental revenue generated from AT&T Broadband & Internet Services' contributed systems approximated $17.5 million accounting for 83.0% of the consolidated revenue increase. In addition, revenues increased as a result of internal customer growth, rate increases and growth in advertising revenues.

         Revenues per customer per month averaged $37.12 for the three months ended September 30, 1999 compared to $34.14 for the three months ended September 30, 1998 primarily reflecting an increase in advertising revenue per customer per month. Advertising revenue averaged $2.80 per customer during the three months ended September 30, 1999 compared to $1.24 during the comparable period of 1998, accounting for approximately 12.3% of the total revenue increase during the comparable period in 1998.

         Programming and other operating costs increased 89.6% to $13.0 million for the three months ended September 30, 1999 compared to $6.9 million for the three months ended September 30, 1998. The Indiana systems contributed by AT&T Broadband & Internet Services accounted for approximately 71.7% or approximately $4.4 million of the total increase. Excluding these systems, these costs increased by approximately $1.7 million accounting for 28.3% of the total increase, primarily as a result of increased programming costs and additional programming carried by our systems.

         Selling, general and administrative expenses increased 94.9% to $11.3 million for the three months ended September 30, 1999 compared to $5.8 million for the three months ended September 30, 1998 primarily reflecting increased marketing activity associated with new product introductions and increased corporate expenses.

         A one-time non-cash compensation expense of $19.3 million was recorded in the third quarter of 1999 in connection with the distribution of incentive shares to management.

         Depreciation and amortization expense increased 332.1% to $27.9 million for the three months ended September 30, 1999 compared to $6.5 million for the three months ended September 30, 1998. This increase was primarily due to the acquisitions of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems.

         For the three months ended September 30, 1999, an operating loss of $24.9 million was incurred as compared to operating income of $6.3 million for the three months ended September 30, 1998, primarily due to increased depreciation and amortization and the non cash compensation charge.

         Deferred income tax expense of $36.7 million was recorded in the third quarter of 1999. This charge consisted of a $39.5 one-time charge due to the exchange of limited partnership units in Insight Communications Company, L.P for our common stock. In addition, the Company recorded a $2.8 million deferred tax benefit relating to losses from operations subsequent to the conversion.

         EBITDA increased 67.8.% to $21.1 million for the three months ended September 30, 1999 as compared to $12.6 for the three months ended September 30, 1998 primarily reflecting the contribution of systems by AT&T Broadband & Internet Services. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies.

         Interest expense increased 42.6% to $9.3 million for the three months ended September 30, 1999 compared to $6.5 million for the three months ended September 30, 1998. The increase was primarily due to higher average outstanding indebtedness related to the acquisitions. Average debt outstanding during the three months ended September 30, 1999 was $492.7 million at an average interest rate of 7.6%.

         For the three months ended September 30, 1999 a net loss of $67.7 million was realized for the reasons set forth above.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Revenues increased 87.5% to $138.4 million for the nine months ended September 30, 1999 compared to $73.8 million for the nine months ended September 30, 1998. The results were impacted by the exchange and contribution agreement with AT&T Broadband & Internet Services completed on October 31, 1998. Our results for the nine months ended September 30, 1998 include revenue from our Utah systems, which were exchanged as part of the joint venture with AT&T Broadband & Internet Services. The incremental revenue generated from AT&T Broadband & Internet Services' contributed systems approximated $52.0 million accounting for 80.5% of the consolidated revenue increase. In addition, revenues increased as a result of internal customer growth, rate increases and growth in advertising revenues.

         Revenues per customer per month averaged $36.80 for the nine months ended September 30, 1999 compared to $33.05 for the nine months ended September 30, 1998 primarily reflecting an increase in advertising revenue per customer per month. Advertising revenue averaged $2.72 during the first nine months of 1999 compared to $1.21 per customer during the comparable period in 1998, accounting for approximately 11.6% of the total revenue increase during the comparable period in 1998.

         Programming and other operating costs increased 93.2% to $38.9 million for the nine months ended September 30, 1999 compared to $20.1 million for the nine months ended September 30, 1998. The Indiana systems contributed by AT&T Broadband & Internet Services accounted for approximately 73.6% or approximately $13.8 million of the total increase. Excluding these systems, these costs increased by approximately $4.9 million accounting for 26.4% of the total increase, primarily as a result of increased programming costs and additional programming carried by our systems.

         Selling, general and administrative expenses increased 96.2% to $32.2 million for the nine months ended September 30, 1999 compared to $16.4 million for the nine months ended September 30, 1998 primarily reflecting increased marketing activity associated with new product introductions and increased corporate expenses.

         A one-time non-cash compensation expense of $19.3 million was recorded in the third quarter of 1999 in connection with the distribution of incentive shares to management.

         Depreciation and amortization expense increased 443.2% to $79.9 million for the nine months ended September 30, 1999 compared to $14.7 million for the nine months ended September 30, 1998. This increase was primarily due to the acquisitions and additional capital expenditures associated with the rebuilds of our systems.

         For the nine months ended September 30, 1999, an operating loss of $31.8 million was incurred as compared to operating income of $22.6 million for the nine months ended September 30, 1998, primarily due to increased depreciation and amortization and the non cash compensation charge.

         Deferred income tax expense of $36.7 million was recorded in the third quarter of 1999. This charge consisted of a $39.5 one-time charge due to the exchange of limited partnership units in Insight Communications Company, L.P for our common stock. In addition, the Company recorded a $2.8 million deferred tax benefit relating to losses from operations subsequent to the conversion.

         EBITDA increased 134.8% to $86.9 million for the nine months ended September 30, 1999 as compared to $37.0 million for the nine months ended September 30, 1998 primarily reflecting acquisitions, a gain in 1999 on cable systems exchanges of $19.7 million and the incremental operating systems as a result of the AT&T Broadband & Internet Services and Insight joint venture.

         Interest expense increased 66.0% to $30.9 million for the nine months ended September 30, 1999 compared to $18.6 million for the nine months ended September 30, 1998. The increase was primarily due to higher average outstanding indebtedness related to the acquisitions of the cable systems described above. Average debt outstanding during the first nine months of 1999 was $558.8 million at an average interest rate of 7.4%.

         For the nine months ended September 30, 1999 a net loss of $75.3 million was realized for the reasons set forth above. As of June 30, 1999, the minority interest relating to AT&T Broadband Internet Services' 50% interest in the equity of Insight Indiana was zero. This compares to a minority interest of $6.7 million as of December 31, 1998. The decrease in minority interest was primarily due to losses incurred by Insight Indiana which reduced the minority interest to zero. As such, we have been absorbing 100% of any net losses incurred by Insight Indiana subsequent to June 30, 1999.

Liquidity and Capital Resources

         Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to rebuild and upgrade our existing cable network, and in the future will be used for plant extensions, new services, converters and system rebuilds. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities, private equity and public sources.

         On July 26, 1999, we completed our initial public offering of shares of common stock, generating gross proceeds of $648.0 million. We incurred approximately $38.2 million of underwriting discounts in connection with the offering resulting in net proceeds of $609.8 million prior to expenses. The net proceeds were applied primarily toward the repayment of our senior indebtedness and to finance our October 1, 1999 acquisition of Kentucky cable television systems.

         For the nine months ended September 30, 1998 and September 30, 1999, we spent $28.9 million and $72.9 million, respectively, in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. For the nine months ended September 30, 1998 and September 30, 1999, cash from operations totaled $26.4 million and $21.2 million, which together with borrowings under our credit facilities, funded the above noted capital expenditures.

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

         In connection with our initial public offering, we issued a total of 1,412,181 shares of Company common stock to our employees. In October 1999, we made loans to these employees, the proceeds of which were used to satisfy the individual withholding obligation with respect to the receipt of these shares. In the aggregate, these loans total approximately $13.9 million. These non-recourse loans are represented by notes which are secured by Company common stock pledges equal to the number of shares each individual received as compensation, bear interest at the rate of 6% per annum and are payable upon the fifth anniversary of the note, or 180 days following the termination of employment, provided that the proceeds of any sales of the pledged shares must be applied towards early prepayment of these loans.

         At September 30, 1999, we had aggregate indebtedness of $456.6 million, which consisted of borrowings totaling $454.0 million under senior bank credit facilities and a note payable to MediaOne due November 24, 1999 in the amount of $2.6 million entered into in connection with our purchase of partnership interests from MediaOne. The senior bank facilities consisted of:

 .    $140.0 million eight year reducing revolver credit facility, which supports our national systems, of which $0.0 million was borrowed; and

 .    $550.0 million eight year revolving credit/term loan which supports our
     Indiana systems, of which $454.0 million was borrowed.

         We believe these facilities are sufficient to support our current operating plan for the national and Indiana systems.

Impact of Recently Issued Accounting Standards

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". We expect to adopt the new statement effective January 1, 2000. The statement will require us to recognize all derivatives on the balance sheet at fair value. Although we have not completed our assessment of the impact of FASB No. 133 on our results of operations and financial position, we do not anticipate that the adoption of this statement will be material.

Inflation and Changing Prices

         Our systems' costs and expenses are subject to inflation and price fluctuations. Although changes in costs can be passed through to customers, such changes may be constrained by competition. We do not expect inflation to have a material effect on our results of operations.

Year 2000 Compliance

State of Readiness

       We continue to evaluate the impact of the Year 2000 problem on our business systems and our ability to deliver our products and services to our customers. This evaluation includes a review of our information technology systems, cable network equipment and other embedded technologies. We are also evaluating the potential impact as a result of our reliance on third-party suppliers that may have the Year 2000 problem. We believe the following business systems and equipment are vulnerable to the Year 2000 problem:

 .        Information processing and financial reporting systems;
 .        Customer billing systems;
 .        Customer service systems; and
 .        Cable head end equipment including addressable controllers and advertising insertion equipment.

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

         As of September 30, 1999, all phases of our Year 2000 compliance program have been substantially completed.

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

Risks

         We purchase most of our technology from third parties. We have been communicating with all vendors with whom we do business to determine their Year 2000 readiness and to determine the extent to which we are vulnerable to the Year 2000 problem related to those third parties. To assess Year 2000 compliance and any potential exposure to the Year 2000 problem, we have sent letters to such third parties requesting that they certify as to their Year 2000 preparedness. To date, 100% of these third parties responsible for critical equipment have responded that they are Year 2000 compliant.

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

Contingency Planning

       We are working on contingency plans to minimize the effect of any potential Year 2000 related disruptions. We intend to prepare plans, which relate to systems, software, equipment and services we deem to be critical to customer service and business operations and expect them to be in place by November 1999. These services include:

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of September 30, 1999, our interest rate swap and collar agreements expire in varying amounts through 2002.

         The fair market value of our long-term debt approximates its carrying value as it bears interest at floating rates of interest. As of September 30, 1999, the estimated fair value of our interest rate swap and collar agreements was approximately $3.2 million, which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

         As of September 30, 1999, we had hedged approximately $266.0 million, or 59%, of our borrowings under our Insight credit facility and Insight Indiana credit facility. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $2.6 million.

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

         On July 26, 1999, we completed our initial public offering of Class A common stock. The offering proceeds net of underwriting discounts totalled approximately $609.8 million and were applied primarily toward the repayment of senior indebtedness and to finance our October 1, 1999 acquisition of Kentucky cable television systems.

Item 6: Exhibits and Reports on Form 8-K

         (a) Exhibits:

     27.1    Financial Data Schedule.


         (b) Reports on Form 8-K:


         Filed on September 17, 1998

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INSIGHT COMMUNICATIONS COMPANY, INC.




Date:  November 15, 1999                    By:  /s/  Michael S. Willner
                                            ---------------------------------
                                            Michael S. Willner
                                            President, Chief Executive
                                            Officer and Director



                                            By:  /s/  Kim D. Kelly
                                            ---------------------------------
                                            Kim D. Kelly
                                            Executive VP, Chief Financial &
                                            Operating Officer, Secretary and
                                            Director