Form 10-K405
period 1999-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2000-03-30
CIK 1084421

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 0-26677

                      Insight Communications Company, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                       13-4053502
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification No.)

         126 East 56th Street                                   10022
          New York, New York                                  (Zip Code)
Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 371-2266

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 Par Value
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common equity held by non-affiliates of the registrant as of February 29, 2000 was approximately $748,051,470.

     The number of shares of the registrant's common stock outstanding as of February 29, 2000: 49,157,180 shares of Class A Common Stock and 10,226,050 shares of Class B Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                          Location in Form 10-K
                    Document                              in which incorporated
                    --------                              ---------------------
Registrant's Proxy Statement relating to                       Part III
the 2000 Annual Meeting of Stockholders

                      INSIGHT COMMUNICATIONS COMPANY, INC.

                                    FORM 10-K

                                Table of Contents

                                                                                     Page
                                                                                     ----
                                     PART I


Item 1.  Business....................................................................  2
Item 2.  Properties.................................................................. 41
Item 3.  Legal Proceedings........................................................... 42
Item 4.  Submission of Matters to a Vote of Security Holders......................... 43

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....... 45
Item 6.  Selected Financial Data..................................................... 46
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations....................................................... 47
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................. 53
Item 8.  Financial Statements and Supplementary Data................................. 54
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure........................................................ 54

                                PART III

Item 10. Directors and Executive Officers of the Registrant.......................... 55
Item 11. Executive Compensation...................................................... 55
Item 12. Security Ownership of Certain Beneficial Owners and Management.............. 55
Item 13. Certain Relationships and Related Transactions.............................. 55

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............ 56

SIGNATURES........................................................................... 59

                           FORWARD-LOOKING STATEMENTS

     Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

     .    discuss our future expectations;

     . contain projections of our future results of operations; or of our financial condition; or

     .    state other "forward-looking" information.

     We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our most recent registration statement dated July 20, 1999, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

                                     PART I

Item 1.  Business

     Unless otherwise specified, all cable television industry statistical data in this report are from Paul Kagan & Associates, a leading cable television industry publisher.

General

     We are the 8th largest cable television system operator in the United States based on customers served after giving effect to previously announced industry acquisitions. We provide cable television services to approximately 935,000 customers and pass approximately 1.5 million homes as of December 31, 1999. We have tightly grouped clusters of cable television systems with approximately 98% of our customers concentrated in the four contiguous states of Indiana, Kentucky, Ohio and Illinois. Our systems have a very high concentration of customers served by each headend or technical center of the network allowing us to more economically deliver an array of entertainment, information and telecommunication services, including interactive digital video, high-speed data access and telephone service products. Upon completion of our rebuild efforts, which is expected to occur by the end of 2000, over 96% of our customers will be served from nine headends. In addition to our optimal state-of-the-art technical configuration, our market research indicates that our clusters have attractive market characteristics and demographics for offering new and enhanced products and services that take advantage of the significant bandwidth of our cable network. We believe that because of this advantageous combination, we are very well positioned to exploit the new business opportunities available to cable television operators.

     Recognizing the opportunities presented by newly available products and services, the strength of our market characteristics and favorable changes in the regulatory environment, we developed and executed a strategy to become a competitive, full service provider of entertainment, information and telecommunication services for the communities served by our networks. We intend to capitalize on our highly clustered cable television systems to economically rebuild the technological capabilities of our broadband networks in order to deploy enhanced new services.

     We believe that an integrated package of existing multi-channel video, new and enhanced products and services, such as interactive digital video, including video-on-demand or near video-on-demand, high-speed Internet access and telephone services, coupled with our commitment to locally focused customer service, will enhance our ability to acquire and retain customers in a competitive environment while increasing revenues per customer. To augment this growth, we will continue to seek strategic acquisitions that fit our clustering and operating strategy.

     Our marketing strategy is designed to capitalize on these trends by offering our customers a suite of entertainment, information and telecommunication services on a bundled basis. By bundling our products and services, we provide our customers with an increased choice of services at a reduced cost, which we believe will result in higher customer satisfaction, increased use of our services and greater customer retention. Because our broadband cable network can offer such a wide variety of communication services, we believe our service offering will provide us with a competitive advantage over alternative wireline and wireless telecommunications and multichannel video providers, such as incumbent telephone companies and direct broadcast satellite television systems. We began offering new and enhanced products and services, such as interactive digital video and high-speed data access, during 1999 and intend to offer telecommunication services under the AT&T brand name by the end of 2000.

     We have conducted research and held numerous focus group sessions in our local markets leading us to believe that products and services such as interactive digital video, high-speed data access and telephony will have high customer appeal. As a result of our capital investment, we expect to be able to provide these products and services on a cost effective basis capitalizing on the high bandwidth capabilities of our cable network. Likewise, we believe that the highly clustered nature of our systems will enable us to more efficiently invest our marketing dollars and maximize our ability to enhance customer awareness, increase use of our products and services and build brand support. Our emphasis is on system reliability, engineering support and superior customer satisfaction. In addition to our broad product offerings, we also emphasize a high level of locally-focused content and customer service.

     To facilitate the deployment of our enhanced products and services, we are in the process of rebuilding almost all of our network to allow us to deliver more information and entertainment services through our cable systems and to provide for two-way communications capability, including telecommunication services. We have rebuilt approximately 51% of our network miles as of December 31, 1999, and intend to have substantially all of our network rebuilt by the end of 2000. We expect to complete our network rebuild in 2000 with a total investment of approximately $195.2 million.

     We are a Delaware corporation formed in 1999. Our principal offices are located at 126 East 56th Street, New York, New York 10022, and our telephone number is (212) 371-2266.

     The following table presents a profile of our systems and systems in which we have an economic interest as of December 31, 1999, except as otherwise indicated.

                Selected Technical, Operating and Financial Data
                             (dollars in thousands)

                                                                       National         Columbus          Indiana         Kentucky
                                                                        Systems           System          Systems          Systems
Technical Data:
     Network miles .............................................          1,739            2,720            7,629            8,513
     Number of headends ........................................              5                1               41               17
     Number of headends as of December 31, 2000(1) .............              5                1                9                4
     Number of headends serving over 96% of our customers
     expected as of December 31, 2000(1) .......................              2                1                3                3

Operating Data:
     Homes passed ..............................................        151,162          178,310          512,822          680,122
     Basic customers ...........................................         86,573           84,236          332,570          432,164
     Basic penetration .........................................           57.3%            47.2%            64.9%            63.5%
     Premium units .............................................         98,545           98,202          226,819          332,690
     Premium penetration .......................................          113.8%           116.6%            68.2%            77.0%

Financial Data:
     Revenues ..................................................      $  41,407        $  46,747        $ 144,306        $  56,980
     EBITDA(2) .................................................         25,538           19,220           75,385           28,161
     Adjusted EBITDA(3).........................................         12,028           20,654           75,593           27,918
     Adjusted EBITDA margin(4) .................................           29.1%            44.2%            52.3%            49.0%
     Operating income (loss) ...................................      $ (29,387)       $  11,980        $  (8,544)       $   2,877
     Net loss ..................................................        (27,693)          (6,153)         (42,880)         (13,635)
     Cash provided by (used in) operating activities ...........         (7,099)          22,425           60,921           42,626
     Cash used in investing activities .........................       (406,096)         (26,754)         (87,669)         (22,722)
     Cash provided by (used in) financing activities ...........        492,021           (1,498)          10,000           11,627

Other Data:
     Insight's ownership(5) ....................................            100%              75%              50%              50%
     Location of systems........................................      CA, GA, IL               OH               IN               KY
     Date of acquisition/consulting.............................         Various      August 1998          Various     October 1999

-----------
(1)  Represents an estimate based on our current rebuild program.

(2) Represents earnings (loss) before interest, taxes, depreciation and amortization and extraordinary items. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. See our financial statements, including the Statements of Cash Flows, which appear elsewhere in this report.

(3) Represents EBITDA prior to management and consulting expenses and excluding any non-cash items such as gain or loss on sales or exchanges of assets, non-cash compensation and related charges, minority interest, equity in losses of investees and other non-recurring income and expense items.

(4)  Represents adjusted EBITDA as a percent of total revenues.

(5) Insight's 75% ownership in the Columbus system consists of a non-voting common interest.

Recent Developments

     Initial Public Offering

     On July 26, 1999, we completed our initial public offering of Class A common stock. The offering proceeds net of underwriting discounts and other offering expenses totaled approximately $607.0 million and were applied primarily toward the repayment of senior indebtedness and to finance our October 1, 1999 acquisition of Kentucky cable television systems, as described below. Prior to the offering, we operated as a limited partnership. We were reconstituted as a corporation upon the completion of the offering, at which time all of the limited partnership's units were exchanged for shares of our common stock.

     The Kentucky Acquisition and Associated Transactions

     On October 1, 1999, we completed the purchase of a combined 50% interest in InterMedia Capital Partners VI, L.P. for $341.5 million, including expenses and adjustments, pursuant to an agreement with related parties of Blackstone Capital Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, LLC. Insight Midwest assumed the outstanding debt of InterMedia Capital Partners VI, L.P. which was $742.1 million. At the same time, we also completed our agreements with AT&T Broadband and its affiliates pursuant to which we each acquired a 50% interest in a newly-formed partnership known as Insight Midwest, L.P., into which we each contributed our 50% interests in InterMedia Capital Partners VI, L.P., as well as our 50% interests in Insight Communications of Indiana, LLC, the owner of our Indiana systems. We are the general partner and an affiliate of AT&T Broadband is the limited partner of Insight Midwest. We manage and operate both the Indiana and Kentucky systems pursuant to management agreements for which we receive an annual fee equal to 3% of their gross annual revenues. Insight Midwest, through its subsidiaries, is the largest owner and operator of cable television systems in the States of Indiana and Kentucky. As of December 31, 1999, Insight Midwest's cable television systems passed approximately 1.2 million homes and served approximately 748,800 customers.

     Concurrently with the above transactions, Insight Midwest completed an offering of $200.0 million principal amount of its 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of Insight Kentucky.

     Managed Indiana Systems

     On October 1, 1999, we entered into a consulting agreement with InterMedia Partners Southeast, an affiliate of AT&T Broadband, which provides for our management of the day-to-day operations of a cable television system located in Shelbyville, Kentucky serving approximately 6,000 customers as of December 31, 1999. On March 17, 2000, we expanded our agreement with InterMedia Partners Southeast to include our management commencing May 1, 2000 of cable television systems located in Indiana serving approximately 114,000 customers as of December 31, 1999. The agreement provides for a term ending April 30, 2002 and provides for an annual consulting fee payable to us equal to 3% of the gross revenues of the systems. For the year ended December 31, 1999, these systems had total revenues of approximately $55.0 million. Nearly all of these systems are contiguous to our other Kentucky and Indiana systems.

     Transactions with Source Media and Liberate Technologies

     On November 17, 1999, we entered into a 50/50 joint venture with Source Media, Inc. Source Media contributed to the joint venture its VirtualModem and Interactive Channel products and businesses, including LocalSource and SourceGuide, and manages the joint venture. We contributed $13.0 million of equity financing to the joint venture. On the same date, we acquired 842,105 shares of Source Media common stock for $12.0 million and five-year warrants to purchase an additional 4,596,786 shares of Source Media at an exercise price of $20 per share.

     On March 3, 2000, pursuant to a merger with a subsidiary of Liberate Technologies, the joint venture sold all of its VirtualModem assets in exchange for the issuance to each of us and Source Media of 886,000 shares of Liberate common stock. Liberate's common stock had a closing sale price per share of $82.00 as of March 24, 2000. We and Source Media have agreed not to sell 80% of our Liberate shares prior to July 31, 2000. Our 50/50 joint venture with Source Media continues to own and operate its programming assets, LocalSource and SourceGuide, and has entered into preferred content and programming services agreements with Liberate.

     Agreement in Principle with AT&T

     On March 15, 2000, we reached an agreement in principle with AT&T Corp. for the delivery of telephone service utilizing our cable television systems under the "AT&T" brand name. The terms of the agreement in principle provide that we will market, service and bill for local telephone service. AT&T would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. AT&T would pay us a fee for the use of the local telephone lines, and will also compensate us for installation and maintenance services at customers' residences. In addition, AT&T would pay us commissions for sales we make to our customers. We expect to sell the AT&T-branded local telephone service separately and as part of bundled offerings, which would also include the sale of AT&T long-distance telephone services. The agreement in principle is subject to the negotiation and execution of definitive agreements.

     Greenwood Letter of Intent

     On March 21, 2000, Insight Midwest, L.P. entered into a letter of intent with Cable One, Inc., a subsidiary of The Washington Post Company, for the acquisition of a cable television system serving approximately 16,000 customers in Greenwood, Indiana as of December 31, 1999. Due to its geographic proximity, we intend to integrate the Greenwood system with our Central District in Indiana. The acquisition by Insight Midwest, L.P. of the Greenwood system would occur upon completion of a proposed trade of systems between Cable One and AT&T Broadband, LLC. The transaction is subject to the negotiation and execution of definitive agreements.

     Expansion of Insight Midwest

     On March 23, 2000, we entered into a letter of intent with AT&T Broadband to contribute to Insight Midwest additional cable television systems serving approximately 537,000 customers, nearly doubling the customer base of Insight Midwest. Through a series of transactions, we will contribute to Insight Midwest our interests in systems serving approximately 187,000 customers, and AT&T Broadband will contribute systems serving approximately 350,000 customers. Initially we would exchange our Claremont, California system for a system in Freeport, Illinois, subject to completion by AT&T Broadband of its proposed acquisition of MediaOne. The Freeport system would be integrated into our Rockford, Illinois system, creating a cluster of approximately 75,000 customers in the northern part of the state. We would also purchase from AT&T Broadband systems serving approximately 100,000 customers in North Central Illinois. Concurrently with this purchase, we would contribute to Insight Midwest all of our systems not already owned by Insight Midwest, including the newly purchased Illinois systems, our expanded Rockford, Illinois cluster, our interest in our Columbus, Ohio system and our Griffin, Georgia system, as well as our systems in Indiana not already owned by Insight Midwest. At the same time, AT&T Broadband would contribute to Insight Midwest systems located in Central and North Central Illinois serving approximately 250,000 customers. As a result, Insight Midwest would increase its customer base of approximately 748,800 as of December 31, 1999 to approximately 1.3 million, and we would increase our total number of customers served by approximately 350,000. AT&T Broadband would receive an amount of cash from us. Upon completion of the transactions, Insight Midwest would remain equally owned by us and AT&T Broadband, and we would continue to serve as the general partner and manage and operate the Insight Midwest systems. The transactions are subject to the negotiation and execution of definitive agreements.

Business Strategy

     Our business strategy is to become a competitive, full-service provider of entertainment, information and telecommunication services. Our strategy is centered on the development of new and enhanced products and services for the communities served by our networks and consists of the following elements:

     Focus on operating clusters with attractive technical and demographic profiles

     We operate highly clustered systems, most of which have attractive technical and demographic profiles. Our systems are characterized by high housing densities and high ratios of customers to headends. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. We believe that the highly clustered nature of our systems enables us to more efficiently invest our marketing dollars and maximize our ability to establish customer awareness, increase penetration and build brand support. Our demographic profile is characterized by strong new housing growth and low unemployment in rapidly growing communities, most of which are centered around large universities and/or major commercial enterprises. We believe that households with our demographic profile are more likely to subscribe to these new and enhanced products and services than the national average demographic profile.

     Expeditiously rebuild our cable network

     We have committed to rebuild our cable network expeditiously in order to provide new and enhanced products and services, increase the programming and telecommunication choices for our customers, improve our competitive position and increase overall customer satisfaction. We are in the process of rebuilding almost all of our network to provide at least 750 MHz bandwidth and two-way active capability. The result will be a significant increase in network capacity, quality and reliability which facilitates the delivery of new and enhanced products and services and reduced operating costs. Our aggressive investment in our broadband cable network rebuild will allow us to expeditiously offer these services to substantially all of our customers.

     By the end of 2000, we expect that substantially all of our customers will be served by systems with at least 750 MHz bandwidth and two-way active capability. As each system's rebuild progresses, we will deploy new and enhanced products and services. In 1999, we invested approximately $77.3 million, and we plan to invest approximately $85.1 million more to rebuild our systems by the end of 2000.

     Introduce new and enhanced products and services

     Our marketing strategy is to offer our customers an array of entertainment, information and telecommunication services on a bundled basis. We believe by bundling our products and services our customers will have an increased choice at a reduced cost resulting in higher customer satisfaction, higher penetration and reduced churn. We have conducted research and held numerous focus group sessions in our local markets, which lead us to believe that these services will have high customer appeal. We expect that our ability to provide bundled services will provide us with a strong competitive advantage over alternative video providers, such as direct broadcast satellite television systems, and incumbent telephone companies. To accelerate the deployment of these services, we have entered into arrangements with several industry leaders, including (1) an agreement in principle with AT&T to provide telecommunication services; (2) agreements with Excite@Home and Road Runner to provide high-speed data services; (3) an agreement with DIVA Systems Corporation to provide video-on-demand; and (4) an agreement with Liberate Technologies to utilize their software platform for deployment of interactive television services.

     Leverage strong local presence to enhance customer and community relations

     Excellent customer service is a key element of our business strategy. We are dedicated to quality customer service and seek a high level of customer satisfaction by employing localized customer care, extensively using market research and providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis providing us the opportunity to demonstrate and sell our new and enhanced products and services. Our localized customer care initiatives create substantial marketing and promotion opportunities, which we believe will be effective in the deployment of interactive and high-speed data products.

     In addition, we are dedicated to fostering strong relations in the communities we serve. We sponsor local charities and community causes through staged events and promotional campaigns, including the industry's Cable in the Classroom program. Our emphasis on customer service and strong community involvement has led to higher customer satisfaction, reduced customer churn and excellent franchise relationships. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming that offers, among other things, community information, local government proceedings and local specialty interest shows. In some of our markets, we are the only broadcaster of local college and high school sporting events, which allows us to provide important programming that builds customer loyalty.

     To support our business strategy, we have developed a financial strategy to pursue value-enhancing transactions in nearby or adjacent geographies. To augment our internal customer growth, we will seek acquisitions that strategically fit our clustering and operating strategy. We will seek strategic acquisitions based upon disciplined criteria with a focus on the following four primary factors:

     .    A high ratio of customers to headends;

     .    Market significance;

     .    Geographic proximity to our other systems; and

     .    An acceptable return on investment.

We do not currently have any binding agreements for any future acquisitions.

     Since initiating this strategy in early 1997, we have completed a total of three acquisitions, three asset swaps and two joint ventures. As of December 31, 1997, our cable systems had approximately 180,000 customers and were located in seven states with no clear clustering of properties. As of December 31, 1999, we owned, operated and managed cable television systems serving approximately 935,000 customers, with approximately 98% of our customers clustered in the States of Indiana and Kentucky; Rockford, Illinois; and Columbus, Ohio.

Technical Overview

     We believe that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we will need to install and maintain a state-of-the-art technical platform. The deployment of fiber optics, an increase in the bandwidth to 750 MHz or higher, the activation of a two-way communications network and the installation of digital equipment will allow us to deliver new and enhanced products and services, including interactive digital video, high-speed data services and telecommunication services.

     As of December 31, 1999, our systems were comprised of approximately 20,600 miles of network passing approximately 1,522,400 homes resulting in a density of approximately 74 homes per mile. As of that date, our systems were made up of an aggregate of 66 headends. We intend to continue our strategy of consolidating headends by eliminating approximately 53 headends by December 31, 2000, at which point approximately 96% of our customers will be served by nine headends.

     Our network design calls for a digital two-way active network with a fiber optic trunk system carrying signals to nodes within our customers' neighborhoods. The signals are transferred to coaxial network at the node for delivery to our customers. At December 31, 1999, an average of approximately 800 homes were being served by each fiber node. We have designed the fiber system to be capable of subdividing the nodes if traffic on the network requires additional capacity.

     We believe that active use of fiber optic technology as a supplement to coaxial cable will play a major role in expanding channel capacity and improving the performance of our systems. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. We will continue to deploy fiber optic cable to further reduce amplifier cascades while improving picture quality and system reliability.

     A direct result of this extensive use of fiber optics is an improvement in picture quality and a reduction of outages because system failures will be both significantly reduced and will impact far fewer customers when they do occur. Our design allows our systems to have the capability to run multiple separate channel line-ups from a single headend and to insert targeted advertisements into specific neighborhoods based on node location.

     The following chart outlines the status of the network capacities currently and as planned, based on our current rebuild program:

                                                  Percent of Network Miles
                                 --------------------------------------------------------
                                               Greater than       Greater      Percent of
                                               or Equal to 450    than or      Network
                                 Less than     MHz and Less       Equal to     Two-Way
                                 450 MHz       than 750 MHz       750 MHz      Capable
                                 -------       ------------       -------      -------
As of December 31, 1999            24.0%           24.7%            52.3%        55.5%
As of December 31, 2000*            2.3%            7.3%            93.3%        93.3%

----------
* Estimate based on our current rebuild program. There can be no assurance that our current rebuild program will be achieved.

Products and Services

     Traditional cable television services

     We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 25 channels of television programming. Approximately 94% of our customers choose to pay an additional amount to receive additional channels under our "Classic" or "expanded" service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the Classic service. As of December 31, 1999, premium units as a percentage of basic subscribers was approximately 81%.

     Our cable television service offering includes the following:

     . Basic Service. All of our customers receive the basic level of service, which generally consists of local broadcast television and local community programming, including government and public access, and may include a limited number of satellite programs.

     . Classic Service or Expanded Service. This expanded level of service includes a group of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel and Lifetime.

     . Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming such as HBO, Cinemax, Starz! and Showtime. We offer subscriptions to these channels either individually or in premium channel packages.

     . Pay-Per-View. These analog channels allow customers with addressable set top boxes to pay to view a single showing of a recently released movie or a one-time special sporting event or music concert on an unedited, commercial-free basis.

     New and enhanced products and services

     As rebuilds are activated, we will deploy new and enhanced products and services in most of our markets, including interactive digital video and high-speed data services. In addition, we intend to deploy telecommunication service under the AT&T brand during 2000.

     Interactive Digital Video

     The implementation of interactive digital technology significantly enhances and expands the video and service offerings we provide to our customers. Most digital launches by other cable operators have been limited to simply offering more channels as a defensive move against competition from direct broadcast satellite television systems. Because of the significantly increased bandwidth and two-way transmission capability of our state-of-the-art technical platform, which continues to be built in conjunction with our digital launches, we have the capacity to design a more extensive digital product that is rich in program offerings and highly interactive with our customers. For example, we offer a video-on-demand service in selected markets that allows our customers significantly more viewing options. Our interactive digital services also allow us to offer customized information for our customers that is rich in local content and targeted to a specific system or community. Our systems also continue to be activated with two-way communication network capability, enabling us to provide truly interactive and locally based Internet-style products and services.

     We have conducted numerous focus groups and commissioned research studies, the findings of which have helped to develop our interactive digital strategy. We believe that our digital penetration will increase as a result of our differentiated services such as a graphically rich local information network and video-on-demand pay-per-view with full VCR functionality. In addition, approximately 75% of the homes passed by our systems still do not have an online account to use the Internet, which we believe will make our local information, Internet-style product particularly appealing to this group.

     In most of our digital launches, we are providing a package of digital services, known as "Digital Gateway." For $6.95 per month, our customers can purchase Digital Gateway and receive the following services:

     .    A digital converter box;

     . An interactive navigational program guide for all analog and digital channels;

     .    A local, interactive Internet-style service;

     . A significant multiplexing of premium channels for customers who separately subscribe to premium channels, such as HBO and Showtime;

     .    Pay-per-view video-on-demand; and

     .    A digital 40-channel audio music service.

     SourceSuite LLC, our equally owned joint venture with Source Media, Inc., provides its interactive program guide known as SourceGuide in our Digital Gateway. SourceGuide enables customers to navigate through program lists, as opposed to viewing a scrolling screen, and delivers other interactive functions such as ordering pay-per-view. SourceSuite's LocalSource product is designed to allow us to provide our customers with an Internet type experience on a television platform using only a TV remote control. With the LocalSource product, we are able to deliver interactive programming that is both informative and entertaining, and we expect to provide extensive communications tools to support interaction between customers, advertisers, sponsors, merchants and direct marketers resulting in multimedia addressable advertising opportunities for both local and national advertisers. The service is divided into four sub-categories:

     . "Your Community Today" provides both current local information as well as national updates on topics such as news, weather, sports, business, horoscopes, soaps and lotteries;

     . LocalGuide is a source for current community information such as a Dining Guide, Cinema Guide, Events Guide, Kidzone and Games;

     . My Neighborhood provides information on local topics such as schools, religion, town hall and transportation; and

     . QuickSource is an on-demand library of useful facts on a range of subjects from health to legal to car care or insurance.

     We believe that LocalSource is a compelling introduction to cable's broadband capability which will stimulate early demand for data services and make cable a more essential service for the customer, resulting in increased customer satisfaction and penetration and reduced churn.

     We have entered into an agreement with Liberate Technologies that enables us to utilize the Liberate software platform for the deployment of interactive television services. The Liberate software includes a wide range of products and services, including Liberate TV Navigator and Liberate TV Connect. The acquisition by Liberate of the VirtualModem technology from SourceSuite extends the Liberate software to a broader range of cable television set-top boxes. With the addition of VirtualModem, the Liberate software will provide us with an interactive software platform for our existing base of limited-memory customer set-top boxes as well as the new generation of set-top boxes, in each case supporting our interactive applications such as LocalSource.

     We have entered into an agreement with DIVA Systems Corporation, which has allowed us to become the first cable operator to offer DIVA's video-on-demand services as part of a digital tier package. DIVA provides a true video-on-demand service over the cable television infrastructure. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. DIVA is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies but with far greater convenience and functionality.

     In addition to the Digital Gateway service, customers can select additional digital packages, each of which includes a number of popular cable networks. These packages allow viewers to customize the types of service they receive and fit individual interests. The packages will be generally developed but tailored to satisfy the tastes and needs of the specific local market and will be generally available for an additional $4.95 each per month. Currently, we offer three core programming packages in all of our digital markets and provide a discount by allowing customers to purchase all three packages for the price of two. The packages may include the following:

     . The Family Pak, which is comprised of networks such as Discovery, BBC America, Much Music and the Sci-Fi Channel;

     . The Movie Pak, which is comprised of specialty movie networks such as six Encore theme channels, Turner Classic Movies, the Independent Film Channel and Romance Classics; and

     . The Sports Pak, which consists of several ESPN channels, The Golf Channel, Fox Sports World and Classic Sports.

     In addition to these core programming packages, we have developed additional niche packages, such as Spanish channels or music video channels, reflective of local customer tastes.

     We will continue to launch the Digital Gateway service in all of our markets as rebuilds are completed. As the rebuilds of the Indiana systems are completed during 2000, we will migrate the AT&T Broadband digital product to our interactive digital product. Additionally, in 2000, we expect to convert the Kentucky systems from the existing InterMedia Capital Partners VI, L.P. digital product to our interactive digital product. While the AT&T Broadband and InterMedia Capital Partners VI, L.P. digital products were targeted to fill programming voids and compete with direct broadcast satellite television systems, our Digital Gateway service is designed to provide our customers with an Internet style experience as well as enhanced programming choices, which we believe will result in higher penetration and customer satisfaction and reduced churn. Therefore, we expect to achieve penetrations in the Indiana systems and the Kentucky systems with our Digital Gateway service well beyond the 10% to 15% penetration that the AT&T Broadband digital products currently achieve within two years of launch. Within twelve months of the launch of our Digital Gateway in our Rockford, Illinois system, several of the activated areas have achieved 18% digital penetration, with incremental revenue per digital customer of $24.00 per month.

     In the small markets where we do not plan a rebuild, we have launched a digital product which is packaged and priced similarly but is not interactive. We launched this type of limited digital service in Griffin, Georgia in December 1998 and achieved over 16% penetration within twelve months of launch with incremental revenue per digital customer of over $17.45 per month.

     High-Speed Data

     We plan to introduce high-speed data service for personal computers over our network in all of our rebuilt systems. We have signed a distribution agreement with Excite@Home to launch high-speed data service in all of our markets, except for Columbus, Ohio. With respect to the Columbus system, we have entered into an agreement to utilize the Road Runner service, and with High Speed Access Corp. to support delivery of the service. As of December 31, 1999, Excite@Home served 2,336 of our customers in the Indiana systems and 6,000 of our customers in the Kentucky systems.

     The broad bandwidth of our cable network enables data to be transmitted up to 100 times faster than traditional telephone-based modem technologies, and the cable connection does not interfere with normal telephone activity or usage. For example, cable's on-line customers can download large files from the Internet in a fraction of the time it takes when using any widely available telephone modem technology. Moreover, surfing the Internet on a high-speed network removes the long delays for Web pages to fully appear on the computer screen, allowing the experience to more closely approximate the responsiveness of changing channels on a television set. In addition, the cable modem is always on and does not require the customer to dial into an Internet service provider and await authorization. We believe that these factors of speed and easy accessibility will increase the use and impact of the Internet. Although other high-speed alternatives are being developed to compete with cable, we believe that the cable platform currently is best able to deliver these services.

     In addition to being an Internet service provider, Excite@Home offers its own content. Excite@Home aggregates high quality web sites for customers to explore and also offers various chat rooms, newsgroups, on-line stores, gaming channels, on demand Fox News, NBA and MTV video clips, and easy to use search engines and tip wizards. We expect to offer our customers content of local interest, including community information, local news, sports, entertainment, and weather, through our local home page.

     Our Insight@Home service offers unlimited access to the Internet. The service includes three e-mail addresses and 15 megabytes of space with which to create a personal web site. We are offering the Insight@Home service to cable customers at a price of $29.95 per month plus $10 to $15 to lease the cable modem. Customers may also purchase the cable modem. Non-cable customers are charged an additional $10 per month for the service. Both cable and non-cable customers are charged a $150 installation fee, which we may, at our discretion, discount to promote usage of cable modems. Insight@Home also provides several additional services, such as the ability to dial-up away from the customer's home, multiple computer access and Internet fax services, which should provide additional revenue potential. In addition to customer fees, we expect to generate advertising and e-commerce revenue by selling advertisers and retailers space on our local home pages in exchange for a fee or a share of the revenues.

     We believe our cable systems have attractive demographics for high-speed data. Based on research of our systems at November 1998 by Peter D. Hart Research Associates Inc., approximately 49% of our then customers had personal computers in the home and approximately 51% of those that had computers were currently on-line. We believe university markets, such as Bloomington and Lafayette, Indiana, Lexington and Bowling Green, Kentucky and Columbus, Ohio and affluent suburbs like Noblesville, Indiana are particularly well suited for this product as each of these markets has above average personal computer penetration.

     Telecommunications

     On March 15, 2000, we reached an agreement in principle with AT&T Corp. for the delivery of telephone service utilizing our cable television systems under the "AT&T" brand name. The terms of the agreement in principle provide that we will market, service and bill for local telephone service. AT&T would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. AT&T would pay us a fee for the use of the local telephone lines, and will also compensate us for installation and maintenance services at customers' residences. In addition, AT&T would pay us commissions for sales we make to our customers. We expect to sell the AT&T-branded local telephone service separately and as part of bundled offerings, which would also include the sale of AT&T long-distance telephone services. The agreement in principle is subject to the negotiation and execution of definitive agreements. We believe there is significant potential for this service based both on our management's experience in the U.K. cable market and the success of other operators such as Cox Communications and Cablevision since entering this business. There can be no assurance that a definitive agreement will be successfully negotiated with AT&T, or, if negotiated, that such agreement will be on the terms described in this report.

Business Background

     We were co-founded in 1985 as a limited partnership by Sidney R. Knafel and Michael S. Willner after a previous association with one another at Vision Cable Communications where Mr. Knafel was co-founder and Chairman and Mr. Willner held various operating positions, ultimately holding the position of Executive Vice President and Chief Operating Officer. Vision Cable was sold to The Newhouse Group Inc. in 1981 and Mr. Willner remained there to run the cable operations until 1985 when he and Mr. Knafel formed Insight.

     Between 1985 and 1988, we assembled a group of systems that reflected our focused acquisition criteria of high housing growth in markets with attractive demographics. As a result of this strategy, we owned largely suburban systems in high growth corridors of major metropolitan areas. Through housing growth and increased basic penetration in the five years ended December 31, 1997, our systems achieved growth rates for homes passed and customers of 4.8% and 5.9%, respectively, over twice the national average and one of the highest internal growth rates in the industry.

     In addition to many years of conventional cable television experience, our management team has been involved in the development and deployment of full service telecommunications networks since 1989. Through a then-related entity, Insight Communications Company UK, L.P., our management and our related parties entered the cable television market in the United Kingdom, where today modern hybrid fiber-coaxial networks are widely deployed. Messrs. Knafel and Willner remain on the board of NTL Incorporated, the publicly traded successor to the former Insight UK related entity. NTL is currently the largest operator of local broadband communications systems in the United Kingdom, after giving effect to previously announced transactions.

     As a result of our management's British experience, we recognized that the technology and products developed in the United Kingdom would migrate to the United States in similar form. We focused on planning to rebuild our network promptly after it became clear that the 1996 Telecom Act would encourage competition in the telecommunications industries. We understood, however, that the new products and services available with new technology were best deployed in markets which provided for efficiencies for branding and technical investment. Our original acquisition strategy, which focused on customer growth, was very successful. However, our management team recognized the opportunity to evolve from our role as a cable television operator providing only home video entertainment into a full service alternative telecommunications network providing not only standard video services, but also interactive digital video, high-speed data access and voice telecommunication products and services.

     Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, we executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in our current composition. The largest of these transactions were the Insight-managed 50/50 joint ventures we formed with AT&T Broadband and its affiliates in October 1998 with respect to the Indiana systems and in October 1999 with respect to the Kentucky systems. As of December 31, 1997, our systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of our customers. We believe that we have successfully transformed our assets so that today we own, operate and manage a cable television network serving approximately 935,000 customers with approximately 98% of our customers clustered in the contiguous states of Illinois, Indiana, Ohio and Kentucky. Our current assets are reflective of our strategy to own systems that have high ratios of customers to headends.

     The following is a list of significant recent transactions that were designed to implement our new business strategy:

     . Lafayette, Indiana. In December 1997, we exchanged with Cox Communications our suburban Phoenix, Arizona system serving approximately 36,300 customers for a system in Lafayette, Indiana serving approximately 38,100 customers plus approximately $12.6 million paid in cash to Insight. The Phoenix system comprised only 8% of its designated market area and was made up of three separate headends while the Lafayette system is made up of a single headend, is the major operator in the market and is located in a region where we have substantial assets.

     . Rockford, Illinois. In January 1998, we purchased a cable system serving approximately 66,000 customers in the Rockford, Illinois area. The system is made up of a single headend and is the primary cable system in the market.

     . Columbus, Ohio. In August 1998, we acquired a 75% non-voting interest in a cable system serving approximately 90,000 customers in the eastern portion of the City of Columbus and the surrounding suburban communities. The Columbus system, which is made up of a single headend, passes one-third of the homes in the Columbus area.

     . Indiana Joint Venture. In October 1998, we exchanged with an affiliate of AT&T Broadband our Utah systems serving approximately 56,000 customers for systems in Evansville and Jasper, Indiana serving approximately 63,000 customers. Simultaneously with this transaction, we contributed systems serving approximately 160,000 Indiana customers and affiliates of AT&T Broadband contributed systems serving approximately 162,000 Indiana customers to a joint venture known as Insight Communications of Indiana, LLC in which we and AT&T Broadband each received a 50% interest. Insight Indiana is the largest cable operator in Indiana.

     . Kentucky Joint Venture. In October 1999, we completed the purchase of a combined 50% interest in InterMedia Capital Partners VI, L.P. from related parties of Blackstone Capital, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband. The Kentucky systems serve approximately 432,000 basic customers throughout Kentucky. At the same time, we also completed our agreements with AT&T Broadband and its affiliates pursuant to which we each own a 50% interest in, and we manage and operate, both the Indiana and Kentucky systems. Insight Kentucky is the largest cable operator in Kentucky.

     One of our original investors was Continental Cablevision, the third largest cable operator in the United States at that time. After MediaOne acquired Continental, we reached an agreement to repurchase its interest in our company by the end of 1999. We replaced this important relationship by acquiring the Indiana and Kentucky systems in our 50/50 joint venture with affiliates of Tele-Communications, Inc., now known as AT&T Broadband, LLC, the largest cable operator in the United States, after the completion of its proposed acquisition of MediaOne. We believe that a relationship with a major cable operator is an advantage to us because it helps us to participate in the rapidly changing technical developments in the industry and allows us to procure programming, equipment and services at better prices. We already have benefited from our new AT&T Broadband relationship through our agreement in principle with AT&T for the delivery of voice telecommunication services. We also benefit from having two nationally recognized financial investors, Vestar Capital Partners III, L.P. and Sandler Capital Partners IV, L.P. This combination of strategic and financial relationships gives us a clear view of the issues confronting the telecommunications industry and increased access to capital, which we can utilize when analyzing and pursuing new business opportunities.

Our Systems

     Our operations are conducted through the Indiana systems, the Kentucky systems, the national systems and the Columbus system. Our Indiana and Kentucky systems serve approximately 765,000 customers and represent approximately 81% of our total customers. We receive tangible and intangible benefits from our partnership with affiliates of AT&T Broadband, including (a) substantial programming discounts and (b) participation in AT&T Broadband affiliate meetings, which affords us in-depth knowledge and understanding about principal and material issues and challenges facing the cable television industry.

     We are able to realize significant operational synergies due to the size of our clustered systems and the demographic proximity of all of our systems. We are in the process of rebuilding our system infrastructures to enable us to deliver new technologies, products and services to provide our customers with greater value and choices in the face of growing competition. The highly clustered nature of our systems will enable us to (a) more efficiently invest our marketing dollars and maximize our brand awareness, (b) more economically introduce new and enhanced services and (c) reduce our overall operating and maintenance costs as a result of our ability to deploy fiber and reduce the number of headends we use throughout our systems. As a result, we believe we will be able to achieve improved operating performance on both a combined and system wide basis.

     The Indiana Systems

     General

     As of December 31, 1999, the Indiana systems passed approximately 512,800 homes and served approximately 332,600 customers. The Indiana systems are owned by Insight Communications of Indiana, LLC, which is the largest cable operator in the state. Insight Indiana, which was capitalized on October 31, 1998, was a 50/50 joint venture between us and an affiliate of AT&T Broadband until the contribution of its equity interests on October 1, 1999 into Insight Midwest, L.P., which is equally owned by us and an affiliate of AT&T Broadband. Through our wholly-owned subsidiary, Insight Communications Company, L.P., we serve as manager of the Indiana systems.

     The Scottsburg system and the Portland system, which are included in the Indiana systems as discussed above, passed approximately 18,000 homes and served approximately 10,100 customers as of December 31, 1999. Both of these systems are wholly-owned by us but are managed by Insight Indiana.

     We believe that further rebuilding of the Indiana systems will yield opportunities for cash flow growth. We have increased our capital investments in the Indiana systems, with initial emphasis on rebuilding the network, activating two-way transmission and combining headends. By the end of 2000, we expect that 96% of our customers in Indiana, including the customers of the managed Indiana systems, will be served by three headends. Upon implementation of our state-of-the-art technical platform, we will be deploying new services based on our marketing strategy of bundling products. In addition, we believe that there are additional opportunities to augment our position in the state through additional acquisitions and swaps.

     The Indiana systems are organized in five management districts:

     The Central District

     As of December 31, 1999, the Central District passed approximately 77,800 homes and served approximately 60,000 customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include United Technology and General Electric. The median household income for the area is approximately $37,000 per year, while the median family income is approximately $47,500 per year. Household income differs from family income by including income from all persons in all households, including persons living alone and other non-family households.

     Interactive digital video was launched in Bloomington by AT&T Broadband prior to the formation of Insight Indiana. Upon completion of our rebuild, we will migrate the Bloomington digital customers to our interactive Digital Gateway service. The Bloomington system began deploying the Insight@Home service during the first quarter of 2000. Bloomington and parts of Monroe County are expected to be rebuilt to 750 MHz during the second quarter of 2000, with the remainder of the district projected to be rebuilt to 750 MHz by the end of 2000.

     The Southwest District

     At December 31, 1999, the Southwest District passed approximately 120,000 homes and served approximately 67,000 customers, principally in the communities of Evansville and Jasper. The median household income for the area is approximately $36,500 per year, while the median family income is approximately $47,000 per year.

     A related party of Southern Indiana Gas and Electric Co. is overbuilding a portion of our Southwest system. Southern Indiana Gas and Electric Co. has obtained franchises to provide cable television service in the City of Evansville and neighboring areas and commenced service in April 1999. We believe Southern Indiana Gas and Electric Co. is currently offering cable service to an estimated 20,000 homes in our service area and is expected to make the service available to additional homes, and has commenced offering telephone and data service. We responded to this competition by rebuilding the network to 750 MHz and have introduced our interactive Digital Gateway service, including DIVA's video-on-demand service and the LocalSource interactive information service. We have also launched the Insight@Home service in Evansville.

     The Southwest system recently won a competitive bid to supply a data network to the Evansville school system. We are working with TCI Network Solutions to supply this data network and have signed a five-year contract to connect 42 K-12 schools to the data network. Our share of the revenues from this contract will be $500,000 over the life of the contract.

     The Jeffersonville District

     As of December 31, 1999, the Jeffersonville District passed approximately 45,600 homes and served approximately 26,500 customers, principally in the community of Jeffersonville. The Jeffersonville District is in the Louisville, Kentucky metropolitan area, but our Louisville, Kentucky system was not part of our Jeffersonville District as of December 31, 1999. Jeffersonville's economy is largely influenced by Louisville, Kentucky's largest city, which has developed a diverse economy by adding major service companies such as UPS and Columbia Healthcare to its strong manufacturing base whose major employers include General Electric and Ford Motor Company. The median household income for the area is approximately $36,800 per year, while the median family income is approximately $44,900 per year. Due to its geographic proximity, we intend to integrate the Jeffersonville District with our Louisville, Kentucky system in the spring of 2000 to achieve operational synergies.

     We launched Insight@Home in the Jeffersonville District in April 1999. We have rebuilt the network to 750 MHz and plan to introduce our interactive Digital Gateway service with the LocalSource product and the DIVA video-on-demand service upon the integration of the Jeffersonville headend into the Louisville headend in the spring of 2000.

     The Northwest District

     As of December 31, 1999, the Northwest District passed approximately 115,300 homes and served approximately 79,600 customers, principally in the communities of Lafayette, Kokomo, Fowler and Hartford City. The City of Lafayette is the home of Purdue University. Besides the University, major employers include Great Lakes Chemical, Lafayette Life Insurance, General Motors and Delco Remy. The median household income for the area is approximately $39,900 per year, while the median family income is approximately $51,600 per year.

     Most of the Lafayette, Kokomo, Fowler and Hartford City systems have been rebuilt to 750 MHz, with a few areas being finished in 2000. We launched the Insight@Home service in all of the markets. AT&T Broadband launched a digital service in the Kokomo market in late 1998. We plan to migrate those customers to our digital service in 2000, simultaneously with the launch throughout the district of our interactive Digital Gateway service, including the LocalSource product and DIVA's video-on-demand service.

     The Northeast District

     As of December 31, 1999, the Northeast District passed approximately 154,200 homes and served approximately 100,000 customers, principally in the suburban communities near Indianapolis, including Anderson, Richmond and Noblesville. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors, Eli Lily and Belden Wire and Cable. The median household income for the area is approximately $46,700 per year, while the median family income is approximately $56,300 per year.

     The Northeast District is expected to be rebuilt to 750 MHz by the summer of 2000. We have launched the Insight@Home service throughout the district. AT&T Broadband launched digital service in several of the markets in 1998, and we plan to migrate those customers to our interactive Digital Gateway service during 2000, simultaneously with the launch throughout the district of our Digital Gateway service, including the

LocalSource product and DIVA's video-on-demand service.

     The Kentucky Systems

     General

     As of December 31, 1999, the Kentucky systems passed approximately 680,100 homes and served approximately 432,200 customers. The Kentucky systems are owned by Insight Kentucky Partners II, L.P., which is the largest cable operator in the state. We acquired a combined 50% interest in Insight Kentucky's parent on October 1, 1999, with related parties of AT&T Broadband holding the other 50% interest. Simultaneous with this acquisition, all of the equity interests were contributed into Insight Midwest, which is equally owned by us and an affiliate of AT&T Broadband. Through our wholly-owned subsidiary, Insight Communications Company, L.P., we serve as manager of the Kentucky systems.

     Over 95% of the Kentucky systems are located in and around four of the five largest cities in the state: Louisville, Lexington, Covington, and Bowling Green. Upon completion of the rebuild, 100% of Insight Kentucky's customers will be served by a two-way active, 750 MHz, hybrid fiber coaxial network. Additionally, following the consolidation of headends, 100% of the systems' customers will be served by four headends. The rebuild and consolidation of headends are expected to be completed by the end of 2000.

     Summary statistics for the Kentucky systems are as follows:

     Louisville

     As of December 31, 1999, the Louisville system passed approximately 385,500 homes and served approximately 241,500 customers. Louisville is Kentucky's largest city and is located in the northern region of the state, bordering Indiana. Louisville is located within a day's drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. The median household income for the area is approximately $40,000 while the median family income is approximately $48,500.

     The Louisville system is currently undergoing a rebuild and we intend to serve all of its customers with two-way 750 MHz hybrid fiber coaxial cable by December 31, 2000. The system is also in the process of interconnecting six headends, which will allow the entire system to be served from a single headend. In addition, we plan to integrate the Jeffersonville, Indiana District into the Louisville system by the spring of 2000.

     InterMedia Capital Partners VI, L.P. launched its digital service in Louisville in November 1998. The service already has approximately 12,400 customers in Kentucky. We plan to migrate these customers to our interactive Digital Gateway service, including the LocalSource product and the DIVA video-on-demand service concurrent with the integration of the Jeffersonville District by the spring of 2000. The Louisville system recently launched the Insight@Home service.

     Lexington

     As of December 31, 1999, the Lexington system passed approximately 118,800 homes and served approximately 83,900 customers from a single headend. Lexington is Kentucky's second largest city, located in the Blue Grass region, in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International. The median household income for the area is approximately $44,000, while the median family income is approximately $56,000.

     The Lexington system is currently undergoing a rebuild and we intend to serve all of its customers with two-way 750 MHz hybrid fiber coaxial cable by September 30, 2000. InterMedia Capital Partners VI, L.P. launched its digital service in Lexington in October of 1998 and achieved penetration levels of approximately 16% in the areas where digital is available. We plan to migrate these customers to our interactive Digital Gateway service, including the LocalSource product and the DIVA video-on-demand service, by mid-year 2000. The Lexington system has launched the Insight@Home service.

     Covington

     As of December 31, 1999, the Covington system passed approximately 126,700 homes and served approximately 73,300 customers from a single headend. Covington is Kentucky's fifth largest city. Major employers in the Covington area include Delta, Toyota, Citicorp and DHL. The median household income for the area is approximately $44,500, while the median family income is approximately $53,800.

     The Covington system is currently undergoing a rebuild and is expected to serve all of its customers with two-way 750 MHz hybrid fiber coaxial cable by September 30, 2000. The Covington system recently launched the Insight@Home service. Digital service is also available in Covington. We plan to migrate the customers of this digital service to our interactive Digital Gateway service, including the LocalSource product and the DIVA video-on-demand service, by mid-year 2000.

     Bowling Green

     As of December 31, 1999, the Bowling Green system passed approximately 33,400 homes and served approximately 22,500 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the economic center for Southcentral Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include Fruit of the Loom, Camping World, Desa International and Holley Replacement Parts. The median household income for the area is approximately $36,500, while the median family income is approximately $45,400.

     The Bowling Green system is fully rebuilt to two-way 750 MHz hybrid fiber coaxial cable. Recently, digital and Insight@Home services have been launched in Bowling Green. We plan to migrate the customers of this digital service to our interactive Digital Gateway service, including the LocalSource product and the DIVA video-on-demand service, by late 2000.

     Carrollton

     As of December 31, 1999, the Carrolton system passed approximately 4,500 homes and served approximately 2,500 customers from a single headend. Major employers in the Carrollton area include Dow Corning, Elf-Atochem, Meritor, North American Stainless, and Celotex. The median household income for the area is approximately $27,000, while the median family income is approximately $32,900.

     The Carrollton system is currently undergoing a rebuild and is expected to serve all of its customers with two-way 750 MHz hybrid fiber coaxial cable by year end 2000.

     The National Systems

     The national systems passed approximately 151,200 homes and served approximately 86,600 customers on December 31, 1999. The national systems have three major clusters: Rockford, Illinois; Griffin, Georgia; and Claremont, California.

     Rockford, Illinois

     As of December 31, 1999, the Rockford system passed approximately 101,000 homes and served approximately 64,700 customers from a single headend. Rockford is Illinois' second largest city. Major employers in the Rockford metropolitan area include: Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems. The median household income for the area is approximately $39,300 per year, while the median family income is approximately $47,800 per year.

     Immediately after acquiring the system in January 1998, we began rebuilding the existing channel-bound, 42 channel system to 750 MHz, and our rebuilding efforts were completed in 1999. We have added 11 analog channels and have launched our interactive Digital Gateway service and introduced the Insight@Home high-speed data service during 1999.

     Griffin, Georgia

     As of December 31, 1999, the Griffin system passed approximately 19,600 homes and served approximately 13,100 customers from a single headend. Major employers in the area include Springs Industries, NACOM and William Carter Apparel. The median household income for the area is approximately $34,700 per year, while the median family income is approximately $40,500 per year.

     We launched our digital service in the Griffin system in December 1998, bringing many new entertainment options to our customers. Being a smaller market that still has unused channel capacity, we launched a scaled-down version of our Digital Gateway service, similar to our full digital service except that it is not interactive. Despite a more limited product offering, we have achieved significant success with over 16% penetration within twelve months of launch generating incremental revenue per month of over $17.45 per digital customer. The Griffin launch was the first digital deployment of our multi-tiered approach in the country. We have no current plans to launch Insight@Home in the Griffin market. Instead of launching a fully two-way data service, we are considering a cable modem technology that will utilize telephone lines for upstream communications.

     Claremont, California

     As of December 31, 1999, the Claremont systems passed approximately 30,600 homes and served approximately 8,800 customers from three headends. The largest portion of the system is in Claremont, which is located 30 miles east of Los Angeles on the lower slopes of the San Gabriel Mountains. The community is primarily residential with about 90% of the city's structures used as residences. Claremont is the home of the Claremont Colleges, which includes Claremont McKenna College, Harvey Mudd College, Pitzer College, Pomona College, Scripps College and the Claremont Graduate University. The community has very attractive demographics, with more than 50% of the residents holding a bachelor's degree and a graduate or professional degree. Besides the Colleges, major employers in the Claremont area include the Claremont Unified School District, Bausch & Lomb and Hi-Rel Connectors, Inc. The median household income for the area is approximately $38,200 per year, while the median family income is approximately $42,400 per year. The smaller portion of the system serves Artesia and Bell/Cudahy, California, which are also located east of Los Angeles.

We are currently contemplating a digital launch in Claremont which will be similar to our digital launch in Griffin, Georgia.

     The Columbus System

     As of December 31, 1999, the Columbus system passed approximately 178,300 homes and served approximately 84,200 customers from a single headend. The system is located in the eastern portion of the City of Columbus and surrounding suburban communities. We own 75% of the non-voting common membership interests of Insight Communications of Central Ohio, LLC, the entity that was formed to acquire the Columbus system. Coaxial Communications owns the remaining 25% of the non-voting common membership interests and 100% of the voting preferred membership interests. We serve as manager of Insight Ohio and of the three shareholders of Coaxial Communications.

     The City of Columbus is the 34th largest designated market area, is the capital of Ohio and is the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy's, Nationwide Insurance, Borden and Worthington Industries. The area's strong economy provides for a well-paid employment base with a current unemployment rate of 2.3%. The median household income for our service area is approximately $47,800 per year, while the median family income is approximately $57,000 per year.

     The Columbus system enjoys a high level of population growth in the suburban communities east of Columbus. Since December 31, 1996, more than 17,200 homes passed have been added to the Columbus system through network extensions, primarily in new housing developments. This represents a 3.5% compound annual growth rate of homes passed for the Columbus system for the three years ended December 31, 1999, as compared to the industry average of 1.0% for the same period.

     In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus. Ameritech has built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. We and Time Warner service virtually distinct areas and therefore do not compete with one another. The areas of the Columbus system served by both Insight and Ameritech pass approximately 124,700 homes, representing 70% of the Columbus system's total homes passed.

     We are currently rebuilding the Columbus system to 870 MHz, and began servicing customers from our rebuilt network in November 1999. We are currently launching our interactive Digital Gateway service, on a node-by-node basis, including DIVA's video-on-demand service and the LocalSource interactive information service. We have entered into an Affiliation Agreement with Road Runner and a Network Service Agreement with High Speed Access Corp. to deploy the Road Runner high-speed data service. The Road Runner service is currently in the beta testing phase and management expects to launch this service during the second quarter of 2000. In addition, the Columbus system provides exclusive sports programming under the "Central Ohio Sport!" brand, featuring sporting events from Ohio State University.

     When we acquired the Columbus system, we implemented a strategy to end deep discounting as a defense against Ameritech. We believed that a relatively small customer loss, caused by discontinuing discounts, would be preferable in exchange for increasing the average monthly revenue per customer. As a result of this strategy, from June 30, 1998 to December 31, 1999, the average monthly revenue per customer increased from approximately $43.30 to $45.33, while the number of customers decreased from approximately 91,100 to 84,200. Ameritech seems to have responded to this strategy by recently announcing a $1.25 increase in the price of their standard cable service effective March 1, 2000.

     As with our national, Indiana and Kentucky systems, we intend to launch a voice telecommunication alternative to Ameritech through our proposed arrangement with AT&T. Time Warner, the other major cable television provider in the market, also has previously announced that it is negotiating a telephony agreement with AT&T.

Customer Rates

     Rates charged to customers vary based on the market served and service selected. As of December 31, 1999, our average monthly fee was approximately $11.93 for basic service and an additional monthly fee ranging from $10.15 to $21.81 for Classic service. As of December 31, 1999, the weighted average revenue, including special promotions, for our monthly combined basic and Classic service was approximately $27.28, which is below the national average of $28.92 for the same services as of December 31, 1999, as reported by Paul Kagan & Associates.

     A one-time installation fee, which we may reduce during promotional periods, is charged to new customers, as well as reconnected customers. We charge monthly fees for set top boxes and remote control devices. We also charge administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge and may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged negotiated monthly fees and a non-recurring fee for the installation of service. Multiple dwelling unit accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

Sales and Marketing

     We seek to increase customer penetration levels for our basic service, Classic service, premium channels and enhanced products and services through a variety of marketing, branding and promotional strategies. We also seek to maximize our revenue per customer through the use of packaging strategies to market premium services and to develop and promote niche programming services. We regularly use targeted telemarketing, cross channel TV spots and direct mail campaigns to sell these packages and services to our existing customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell our new service offerings.

     Due to the nature of the communities we serve, we are able to market our services in ways not typically used by urban cable operators. We can market products and services to our customers at our local offices where many of our customers pay their cable bills in person. Examples of our in-store marketing include the promotion of premium services as well as point-of-purchase displays that will allow customers to experience our high-speed Internet service and digital products. We aggressively promote our services utilizing both broad and targeted marketing tactics, including outdoor billboards, outbound telemarketing, retail partnerships, direct mail, door-to-door sales, cross-channel promotion, print and broadcast.

     We build awareness of the Insight Communications' brand through advertising campaigns and strong community relations. As a result of our branding efforts and consistent service standards, we believe we have developed a reputation for quality and reliability. We also believe that our marketing strategies are particularly effective due to our regional clustering, and market significance which enables us to reach a greater number of both current and potential customers in an efficient, uniform manner.

     Prior to the introduction of telecommunication service through our proposed agreement with AT&T, we intend to aggressively pursue co-marketing campaigns with AT&T. We launched a campaign in Evansville, Indiana where customers subscribing to the digital service who are also AT&T long distance customers realize savings off of their cable and long distance bills. We expect to rollout similar programs in other systems until we are able to provide the complete package of entertainment, information and telecommunication products on a bundled basis.

Programming Supply

     Most cable companies purchase their programming product directly from the program networks by entering into a contractual relationship with the program supplier. The vast majority of these program suppliers offer the cable operator license fee rate cards with size-based volume discounts and other financial incentives, such as launch and marketing support and cross-channel advertising.

     Currently there are over 130 cable networks competing for carriage on our analog and digital platforms. We have continued to leverage both our systems' analog rebuilds and newly deployed digital packages as an incentive to our suppliers to secure long term programming deals with reasonable price structures and other creative financial arrangements to offset license fee increases.

     Because of our relationship with AT&T Broadband, we have the right to purchase programming services for our Indiana and Kentucky systems directly through AT&T Broadband's programming supplier Satellite Services, Inc. We believe that Satellite Services has attractive programming costs. Additionally, given the clustering of our systems in the Midwest, we have been successful in affiliating with regionally based programming products, such as sports and news, at lower than average license fees.

Commitment to Community Relations

     We believe that maintaining strong community relations will continue to be an important factor in ensuring our long-term success. Our community-oriented initiatives include educational programs and the sponsorship of programs and events recognizing outstanding local citizens. In addition, members of our management team host community events for political and business leaders as well as representatives of the local media where they discuss the operations of Insight and recent developments in the telecommunications industry. We have received numerous awards recognizing our ongoing community relations. We believe that our ongoing community relations initiatives result in consumer and governmental goodwill and name recognition, which have increased customer loyalty and will likely facilitate any future efforts to provide new telecommunications services.

     We encourage all of our local management teams to take leadership roles in community and civic activities. Over the years, our systems have received numerous awards in recognition of their efforts to support local causes and charities as well as programs that encourage a better way of life in the communities they serve. Awards have been received from such diverse organizations as the Epilepsy Foundation, the YMCA Black Achievers, the Domestic Violence Center and Project Welcome Home, which provides assistance to less fortunate people in the community.

     Our Griffin, Georgia system has received the Star Award from the Cable Association of Georgia for the production and airing of "Stay in School" and "Parents Volunteer" public service announcements. The Rockford, Illinois system received awards and recognition from 13 community organizations in 1998. Cable industry recognition and awards for excellence in marketing and programming have been received by several of our systems including the Columbus system and the Lafayette, Indiana system.

     All of our systems provide ongoing support for Cable in the Classroom, an industry initiative that earns recognition both locally and nationally for its efforts in furthering the education of children.

     One of the advantages a local cable operator has over nationally distributed competitors is its ability to develop local programming. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming. Several of our systems have full production capabilities, with in-house and/or mobile production studios to create local content. To attract viewers, we offer a broad range of local programming alternatives, including community information, local government proceedings and local specialty interest shows. In some of our markets, we are the exclusive broadcaster of local college and high school sporting events, which we believe provides unique programming and builds customer loyalty. For example, our Columbus, Ohio system has teamed up with its neighboring cable operator Time Warner to develop a local sports package called "Central Ohio Sport!" which features Ohio State University sporting events on an exclusive basis to cable customers. We believe that our emphasis on local programming creates significant opportunities for increased advertising revenues. Locally originated programming will also play an integral role in the deployment of our new and enhanced products and services. Customized local content will be available to our customers through our digital cable and high-speed data services, as users will be able to access local information, such as weather reports, school closings and community event schedules on demand.

Franchises

     Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating authorities that are granted by either local governmental or centralized state authorities. These franchises typically contain many conditions, such as:

     .    Time limitations on commencement and completion of construction;

     . Conditions of service, including the number of channels, the provision of free service to schools and other public institutions;

     .    The maintenance of insurance and indemnity bonds; and

     .    The payment of fees to communities.

These local franchises are subject to limits imposed by federal law.

     As of December 31, 1999, we held 398 franchises in the aggregate, consisting of 160 in the Indiana systems, 195 in the Kentucky systems, 15 in the national systems and 28 in the Columbus system. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

     The following table summarizes information relating to the year of expiration of our franchises as of December 31, 1999:

                                                                                  Percentage of
Year of Franchise      Number of       Percentage of        Number of Basic        Total Basic
Expiration             Franchises     Total Franchises        Customers             Customers
----------             ----------     ----------------        ---------             ---------

Expired                     1               0.3%                 2,807                 0.3%
2000                       27               6.8                 47,713                 5.1
2001                       19               4.8                 17,775                 1.9
2002                       20               5.0                 49,584                 5.3
2003                       27               6.8                 55,197                 5.9
After 2003                304              76.3                762,467                81.5
                          ---             -----                -------               -----
Total                     398             100.0%               935,543               100.0%

     The Cable Act provides, among other things, for an orderly franchise renewal process which limits a franchising authority's ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the Cable Act established comprehensive renewal procedures which require, when properly elected by an operator, that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

     We believe that our cable systems generally have good relationships with their respective franchise authorities. We never had a franchise revoked or failed to have a franchise renewed.

Competition

     Cable systems face increasing competition from alternative methods of receiving and distributing their core video business. Both wireline and wireless competitors have made inroads in competing against incumbent cable operators. The extent to which a cable operator is competitive depends, in part, upon its ability to provide to customers, at a reasonable price, a greater variety of programming and other communications services than are available off-air or through alternative delivery sources and upon superior technical performance and customer service.

     Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies, in particular direct broadcast satellite television systems operators, that have the potential to provide increased competition to cable systems. Recently enacted legislation permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites.

     The 1996 Telecom Act makes it easier for local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Various local exchange telephone companies currently are providing video services within and outside their telephone service areas through a variety of distribution methods, including the deployment of broadband cable networks and the use of wireless transmission facilities. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Currently, our most significant wireline competition is from a related party of Ameritech Corporation, which has been awarded cable franchises in the Columbus, Ohio metropolitan area that are currently served by us as the incumbent cable operator. Local exchange telephone companies and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the

Internet, as well as data and other non-video services. The ability of local exchange telephone companies to cross-subsidize video, data and telecommunication services also poses some threat to cable operators.

     Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television systems, often enter into exclusive agreements with apartment building owners or "homeowners" associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

     The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a "cable system" such that providers of competitive video programming are only regulated and franchised as "cable systems" if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us.

     Direct broadcast television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television system programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation, and medium-power service is being provided by PrimeStar, Inc. DIRECTV recently acquired PrimeStar's medium-power direct broadcast satellite business and United States Satellite Broadcasting. These and other recently announced transactions have resulted in DIRECTV and EchoStar obtaining additional high-power channel capacity of direct broadcast satellite television systems through the acquisition of other direct broadcast satellite television system facilities and channel capacity. DIRECTV and EchoStar have thereby significantly increased the number of channels on which they can provide programming to customers. Direct broadcast satellite television systems have some advantages over cable systems that were not rebuilt, such as greater channel capacity and digital picture quality. In addition, legislation has recently been enacted which permits direct broadcast satellite television systems to deliver television stations in their local markets. The disadvantages of direct broadcast satellite television systems currently include expensive up-front customer equipment and installation costs and a lack of local programming and service.

     Several telephone companies are introducing digital subscriber line technology, which allows Internet access over traditional phone lines at data transmission speeds greater than those available by modem. Although these transmission speeds are not as great as the transmission speeds of a cable modem, we believe that the transmission speeds of digital subscriber line technology are sufficiently high that such technology will compete with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed data and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations.

     Cable operators also compete with wireless program distribution services such as analog and digital multichannel, multipoint distribution service, which use microwave frequencies to transmit video programming over-the-air to customers. There are operators of multipoint multichannel distribution systems who are authorized to provide or are providing broadcast and satellite programming to customers in areas served by our cable systems.

     Additionally, the FCC adopted regulations allocating frequencies in the 28 GHz band for a new service called local multipoint distribution service that can be used to provide video services similar to multipoint multichannel distribution systems. The FCC held spectrum auctions for local multipoint distribution service licenses in 1998 and 1999.

     As we expand our offerings to include local telephone services, we will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our local telephone service areas.

     Other new technologies may become competitive with services that cable communications systems can offer. Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Thus, we cannot predict the effect of ongoing or future developments on the cable communications industry or on our operations.

     The most competitive alternatives to the incumbent cable operator are operators of direct broadcast satellite systems, operators of multipoint distribution systems and direct wireline overbuilders.

     . Direct broadcast satellite television systems have more channels and better picture and sound quality over cable operators who have not rebuilt their systems nor added digital. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems are more expensive than cable, especially if it is desired to be on more than one TV in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit its ability to compete in a meaningful way in high-speed data and voice telecommunication.

     . Multipoint multichannel distribution systems offers a lower cost alternative to direct broadcasting satellite television systems, but serious transmission limitations caused by the need to have line of sight access to customers have hampered its growth. Multipoint multichannel distribution systems are also not currently capable of delivering a fully two-way alternative to cable's high-speed data and has no immediate plans to deliver voice telecommunication. Hybrid platforms, using the telephone for upstream, have speed and technical limitations when compared to a broadband network.

     Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

Industry

     Overview

     As of December 31, 1999, approximately 96.6 million U.S. households had access to, or were passed by, cable television. In the aggregate, these cable systems serve approximately 67.3 million customers, representing a penetration of 69.7% of the homes passed. The cable industry has grown steadily from approximately 57.2 million basic customers in the United States in 1993 to approximately 67.3 million as of December 31, 1999, with a projected growth to
73.7 million basic customers by the end of 2009, representing a compound annual growth rate of 1.1%. It is estimated that the annual revenues received from U.S. cable customers exceeded $36.9 billion in 1999.

     Cable television continues to evolve. The enactment in February 1996 of the sweeping telecommunications reform law, the first comprehensive revision of the federal telecommunications laws since 1934, is having a dramatic impact on the industry's development. As the new law opens up local telephone markets to competition for the first time and brings regulatory relief and flexibility to cable companies, we believe the new law will continue to facilitate growth of the cable industry. Significant investments in new infrastructure and services are being made as cable companies enter new businesses in addition to the conventional cable business.

     Many cable operators are rebuilding their infrastructure to deliver new technologies, products and services to provide their customers with greater value and choices in the face of growing competition in their core businesses. Modern network architecture now can connect customers to a broadly enhanced range of video, voice and high-speed data communication possibilities, as well as improved signal reliability, better quality and superior two-way transmission capability. Cable operators spent over $20.0 billion from 1996 to 1998, including $7.7 billion in 1998 alone, to rebuild their network in order to create new capability for the delivery of more channels, digital and high definition television programming and two-way interactive services. It is estimated that 86% of cable homes are passed by activated two-way plant, with 53% of such homes passed by systems with 750 MHz or higher capacity.

     According to the 1999 FCC Report on Competition, as of October 1999, 64.2% of all cable subscribers were served by systems with more than 54 channels and 4.8% of subscribers received greater than 91 channels. As cable continues to expand its channel capacity, we expect that the industry's competitive position relative to direct broadcast satellite television systems and other multichannel video providers should be further enhanced.

     The core businesses of cable television are subject to increasing competition. Satellite, wireless and wireline competitors are increasing their market share in the delivery of multichannel programming. During the past five years, alternative providers have increased their share of the multichannel market to nearly 15.0% of the total number of households with televisions. During this period, cable television has increased its penetration to 69.7% of the homes passed from 63.1% as the overall market has increased due to population growth as well as increased awareness of multichannel distribution. Meanwhile, cable operators are rebuilding their networks in order to begin competing in other telecommunications and entertainment services. A brief explanation of some of the major new businesses under development is described below.

     Digital Video

     Cable companies are using their rebuilt digital networks to offer a wide array of new broadband video services to customers. Through the use of compressed digital video technology, which converts, on average, one analog channel into a digital format and compresses such signal into 8 to 12 digital channels, cable operators are able to greatly increase their channel offerings. The digitally compressed signal is uplinked to a satellite, which sends the signal back down to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal back into analog channels that can be viewed on a normal television set. We believe the implementation of digital technology will significantly enhance the quantity and quality of channel offerings, allowing the cable operator to offer video-on-demand, premium services, incremental special interest programming and interactive informational services.

     As of December 31, 1999, an estimated 5.1 million homes subscribed to a digital cable service. The number of digital service customers is expected to increase approximately 100% to 10.6 million homes by the end of 2000, representing a penetration of 10.9% of the homes passed, and to approximately
50.1 million homes by 2009, representing a penetration of 47.2% of the homes passed.

     High-Speed Data

     The broad bandwidth of cable network enables data to be transmitted up to 100 times faster than traditional telephone-based modem technologies, and the cable connection does not interfere with normal telephone activity or usage. For example, cable's on-line customers can download large files from the Internet in a fraction of the time it takes when using any widely available telephone modem technology. Moreover, surfing the Internet on a high-speed network removes the long delays for Web pages to fully appear on the computer screen, allowing the experience to more closely approximate the responsiveness of changing channels on a television set. In addition, the cable modem is always on and does not require the customer to dial into an Internet service provider and await authorization. We believe that these factors of speed and easy accessibility will increase the use and impact of the Internet among our customers. Although other high-speed alternatives are being developed to compete with cable, we believe that the cable platform currently is best able to deliver these services.

     In 1998, cable companies delivered Internet services into over 100 markets throughout the United States. At December 31, 1999, approximately 19.0 million homes were passed by cable systems offering high-speed, residential cable Internet services, which is projected to increase to approximately 39.0 million homes by the end of 2000, and to more than 67.0 million homes by 2005.

     Over 1.6 million cable customers currently subscribe to cable access to the Internet. The number of cable high-speed data service customers is expected to increase more than 100% to approximately 3.3 million homes by the end of 2000, representing a penetration of 4.9% of basic customers that will have been marketed this service. It is further expected that data service customers will increase to approximately 18.6 million homes by the end of 2009, representing a penetration of 25.2% of basic customers that will have been marketed this service.

     The cable industry also has developed standards so that inter-operable, non-proprietary cable modems were made available in retail outlets beginning in the second half of 1999. Such availability allows customers to use their modems in different systems while decreasing our need to maintain an inventory of such equipment. In March 1998, the Data Over Cable Service Interface Specifications created by Cable Television Laboratories, Inc. and others was approved by the International Telecommunications Union as an international standard for transmitting data over cable systems. CableLabs also established a formal certification process for cable modem equipment suppliers to obtain a compliance certificate for their data delivery devices based on this standard.

     Telecommunications

     During the last several years, the cable industry has been developing the capability to provide telecommunication services. At least seven of the nation's largest cable operators now offer residential and/or commercial phone service in more than 25 markets overall and cable companies have reached interconnection agreements in 40 states and the District of Columbia. At December 31, 1999, it is estimated that there were 230,000 cable telephony customers, representing a penetration of 8.0% of the homes that have been marketed this service.

     Recent developments, including AT&T's purchase of TCI and the proposed telephony ventures between AT&T and Insight and Time Warner, and AT&T's pending acquisition of MediaOne, will likely accelerate the pace of development of the voice telecommunication business. The number of cable telephony customers is expected to be approximately 620,000 homes by the end of 2000, representing a penetration of 9.0% of the homes that will have been marketed this service and approximately 25.4 million homes by 2009, representing a penetration of 38.0% of the homes that will have been marketed this service.

Legislation and Regulation

     The cable television industry is regulated by the FCC, some state governments and the applicable local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past, and may in the future, materially affect us. The following is a summary of federal laws and regulations materially affecting the growth and operation of the cable television industry and a description of certain state and local laws. We believe that the regulation of the cable television industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on us.

     Federal Legislation

     The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation. In addition, the 1996 Telecom Act required the FCC to undertake a number of rulemakings to implement the legislation, some of which have yet to be completed.

     Federal Regulation

     The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

     Rate Regulation

     The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.

     For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, after first receiving two rate complaints from local customers, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC.

     The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system rebuilds or upgrades.

     As a further alternative, in 1995 the FCC adopted a simplified cost-of-service methodology which can be used by "small cable systems" owned by "small cable companies." A "small system" is defined as a cable television system which has, on a headend basis, 15,000 or fewer basic customers. A "small cable company" is defined as an entity serving a total of 400,000 or fewer basic customers that is not affiliated with a larger cable television company, that is to say that a larger cable television company does not own more than a 20 percent equity share or exercise de jure control. This small system rate-setting methodology almost always results in rates which exceed those produced by the cost-of-service rules applicable to larger cable television operators. Once the initial rates are set they can be adjusted periodically for inflation and external cost changes as described above. When an eligible "small system" grows larger than 15,000 basic customers, it can maintain its then current rates but it cannot increase its rates in the normal course until an increase would be warranted under the rules applicable to systems that have more than 15,000 customers. When a "small cable company" grows larger than 400,000 basic customers, the qualified systems it then owns will not lose their small system eligibility. If a small cable company sells a qualified system, or if the company itself is sold, the qualified systems retain that status even if the acquiring company is not a small cable company. We were a "small cable company" prior to the October 30, 1998 completion of the AT&T Broadband joint venture relating to our Indiana systems, but we no longer enjoy this status and, as a result, we are no longer entitled to this benefit. However, as noted above, the systems with less than 15,000 customers owned by us prior to the completion of the AT&T Broadband transaction remain eligible for "small system" rate regulation.

     Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than December 2002.

     Carriage of Broadcast Television Signals

     The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's area of dominant influence, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:
(a) a 50 mile radius from the station's city of license; or (b) the station's Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on Insight, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has initiated a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry.

     Deletion of Certain Programming

     Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable television system to delete or "black out" such programming from other television stations which are carried by the cable television system.

     Franchise Fees

     Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way. Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

     Renewal of Franchises

     The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee's performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as rebuilding facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

     The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the "level" of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

     Channel Set-Asides

     The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain television channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties to provide programming that may compete with services offered by the cable television operator. The 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

     Ownership

     The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and FCC rules adopted to implement the 1996 Telecom Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through "open video systems," a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators, including local exchange carriers, can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

     The 1996 Telecom Act generally prohibits local exchange carriers from purchasing any ownership interest in a cable television system exceeding 10% located within the local exchange carriers telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

     The 1996 Telecom Act makes several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repeals the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act have been eliminated, although the FCC's regulations prohibiting broadcast/cable common-ownership currently remain in effect. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

     The 1996 Telecom Act amends the definition of a "cable system" under the Communications Act so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

     Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable television systems which a single cable television operator can own. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multi-channel video programming distributors nationwide. Attributable interests for these purposes include voting interests of 5% or more, non-voting interests of 33% or more of the total assets (debt plus equity), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of its horizontal ownership rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

     The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels.

     The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

     Access to Programming

     The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

     Privacy

     The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

     Franchise Transfers

     The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

     Technical Requirements

     The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable television system's use of any type of customer equipment or transmission technology.

     The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

     Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an emergency alert system. The rules require all cable television systems to provide an audio and video emergency alert system message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video emergency alert system message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of emergency alert system messages, such as a terminal that displays emergency alert system messages and activates other alerting mechanisms or lights, or to provide audio and video emergency alert system messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install emergency alert system equipment capable of providing audio and video emergency alert system messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level emergency alert system message on all programmed channels or installing emergency alert system equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video emergency alert system message on one programmed channel. This must be accomplished by October 1, 2002.

     Inside Wiring; Customer Access

     In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also recently issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This new order may limit the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

     Pole Attachments

     The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula will not begin until 2001, and will be phased in by equal increments over the five ensuing years. The FCC recently ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

     Other FCC Matters

     FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system's carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children's programming.

     Copyright

     Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

     Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

     Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their customers.

     Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

     State and Local Regulation

     Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable television operator's provision of telecommunications services.

     Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. To date, none of the states in which we currently operate has enacted state level regulation.

     The foregoing describes all material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or us can be predicted at this time.

     Internet Access Service

     We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers. Internet service providers include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. Recently, several Internet service providers asked the FCC as well as local authorities to require cable companies offering Internet access services over their broadband facilities to allow access to those facilities on an unbundled basis to other Internet service providers. In a recent report on the deployment of advanced telecommunications capability under Section 706 of the 1996 Telecom Act, the FCC declined to convene a proceeding to consider whether to impose such an access requirement on cable companies. However, the FCC indicated that it would continue to monitor the issue of broadband deployment. Also, the FCC denied requests by certain Internet service providers that it condition its approval of the merger of AT&T and TCI, now known as AT&T Broadband, LLC, on a requirement that those companies allow access by Internet service providers to their broadband facilities. Several local jurisdictions also are reviewing this issue. Recently, a U.S. District Court in Oregon upheld a requirement, imposed by a local franchising authority in the context of a franchise transfer, that the cable operator, if it chooses to provide Internet service, must provide open access to its system for other Internet service providers. That decision has been appealed. In the wake of this opinion, several other communities have begun to consider whether to impose a similar requirement.

     There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act generally referred to as the Communications Decency Act were found to be unconstitutional by the United States Supreme Court in 1997.

     Local Telecommunications Services

     The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service.

     We may in the future allow our cable infrastructure to be used for the provision of local telecommunications services to residential and business consumers. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, we would be subject to the requirements imposed upon local exchange carriers by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. Our ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Telecom Act. In January 1999, the United States Supreme Court reversed and vacated in part an earlier decision of a federal court of appeals striking down portions of the FCC's 1996 rules governing local telecommunications competition. The Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers to open their local networks to competition. Also, as a result of that Supreme Court decision, the FCC must determine what network elements of incumbent local exchange carriers must be made available to other providers and under what circumstances those elements must be made available. How the FCC resolves those questions will impact our ability to provide local telecommunications service in competition with incumbent local exchange telephone companies.

Employees

     As of December 31, 1999, we employed 1,745 full-time employees and 92 part-time employees. We consider our relations with our employees to be good. Other than 21 employees, none of our employees is subject to a collective bargaining obligation. Such 21 employees are represented by Local 4900 of the Communications Workers of America, AFL-CIO-CLC. Their union contract expired on October 30, 1998 and we are currently negotiating a new contract.

Item 2. Properties

     A cable television system consists of three principal operating components:

     . The first component, the signal reception processing and originating point called a "headend," receives television, cable programming service, radio and data signals that are transmitted by means of off-air antennas, microwave relay systems and satellite earth systems. Each headend includes a tower, antennae or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations that receives signals transmitted by satellite. The headend facility also houses the electronic equipment which amplifies, modifies and modulates the signals, preparing them for passage over the system's network of cables;

     . The second component of the system, the distribution network, originates at the headend and extends throughout the system's service area. A cable system's distribution network consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic equipment; and

     . The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set.

     We own and lease parcels of real property for signal reception sites which house our antenna towers and headends, microwave complexes and business offices which includes our principal executive offices. In addition, we own our cable systems' distribution networks, various office fixtures, test equipment and service vehicles. The physical components of our cable systems require maintenance and periodic rebuilding to keep pace with technological advances. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted and as proposed to be conducted.

Item 3. Legal Proceedings

     Certain of the Insight Indiana and Insight Kentucky systems, as well as the Utah systems which we transferred to an affiliate of AT&T Broadband, were named in class actions in which the plaintiffs generally alleged that late fees charged by the systems were not reasonably related to the costs incurred by the cable systems as a result of the late payment. Plaintiffs sought compensation from the systems for late fees charged in past periods. These actions were settled in March 2000 pursuant to a settlement agreement entered into with the defendants and their attorneys.

     Various local franchising authorities in the Kentucky systems filed basic service rate orders requiring us to cease collecting state and local property taxes from customers. We have announced that certain of our Kentucky systems will grant a one-time credit to customers as a result of settlement agreements with local franchising authorities. However, the Telecommunications Board of Northern Kentucky has commenced administrative proceedings relating to such rate order which we are vigorously defending. There can be no assurance that we will enter into a similar settlement agreement in Northern Kentucky. As part of the settlements, AT&T Broadband has agreed to reimburse the Kentucky systems for rate refunds payable to customers in those communities subject to rate orders.

     Insight Kentucky and certain prior owners of the Kentucky systems, including affiliates of AT&T Broadband, have been named in class actions generally alleging that the Kentucky systems have improperly passed through state and local property tax charges to customers. The plaintiffs in these actions seek monetary damages and the enjoinment of the collection of such taxes. Such class actions are (i) Alfred P. Sykes, Jr., Charles Pearl, Linda Pearl vs. InterMedia Partners of Kentucky, L.P. and TCI TKR of Jefferson County, Inc., which was filed on March 26, 1999 in Jefferson County Circuit Court and consolidated with James F. Dooley vs. TCI TKR of Jefferson County and InterMedia Partners of Kentucky, L.P., which was filed on March 24, 1999 in Jefferson County Circuit Court, and (ii) Charles Shaw and Loretta Shaw vs. TCI TKR of Northern Kentucky, Inc. TCI TKR of Southern Kentucky, Inc., TCI Cablevision of North Central Kentucky, Inc., TCI Cablevision of Kentucky, Inc. and InterMedia Partners of Kentucky, L.P., which was filed on June 4, 1999 in the Franklin County Circuit Court. The classes have been certified in these actions and we are defending these actions vigorously. Plaintiff's counsel filed an additional class action lawsuit in Boone County Circuit Court entitled R. Stafford Johnson
v. Insight Kentucky Partners II, L.P., TCI/TKR of Northern Kentucky, Inc. et. al. on October 27, 1999, making the same allegations as the other filed actions. This lawsuit was dismissed on January 21, 2000, due to the existence of Franklin County case which was held to be a superior action with identical issues. We believe that the Kentucky systems have substantial and meritorious defenses to these claims, especially claims by customers that reside in the communities that have entered into settlement agreements with the Kentucky systems, as described above. We have filed motions to dismiss both the Jefferson County and Franklin County actions. The Franklin County Court has denied such motion, and the denial order is currently under reconsideration. The Jefferson County Court has yet to issue an order with respect to such motion to dismiss. On April 30, 1999, InterMedia Capital Partners VI, L.P. submitted a request for indemnity to affiliates of AT&T Broadband for certain losses arising out of these matters pursuant to the contribution agreement dated October 30, 1997 under which these systems were contributed to InterMedia Capital Partners VI, L.P.

     We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant
------------------------------------

     The executive officers of the Company are as follows:

Name                      Age      Position
----                      ---      --------
Sidney R. Knafel          69       Chairman of the Board

Michael S. Willner        48       President, Chief Executive Officer and Director

Kim D. Kelly              43       Executive Vice President, Chief Operating and
                                   Financial Officer, Secretary and Director

Elliot Brecher            34       Senior Vice President and General Counsel

     Sidney R. Knafel has been our Chairman of the Board since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of NTL Incorporated, CoreComm Limited, General American Investors Company, Inc., IGENE Biotechnology, Inc. and Source Media, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

     Michael S. Willner, our Chief Executive Officer, co-founded and has served as our President since 1985. Previously, Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable's Bergen County, New Jersey cable television system from 1975 to 1977. Currently, Mr. Willner is a director of NTL Incorporated. He is also a director of Source Media, Inc. He serves on the board of C-SPAN and the National Cable Television Association where he is a member of the Executive Committee and serves as Treasurer. Mr. Willner is a graduate of Boston University's College of Communication and serves on the school's Executive Committee.

     Kim D. Kelly has been our Executive Vice President and Chief Financial Officer since 1990. Ms. Kelly has also been our Chief Operating Officer since January 1998. Prior thereto, she served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly serves as a member of the National Cable Television Association Subcommittee for Telecommunications Policy, as well as the National Cable Television Association Subcommittee for Accounting. She also serves as a director of Bank of New York Hamilton Funds and Source Media, Inc. and serves on the boards of Cable in the Classroom and Cable Advertising Bureau. Ms. Kelly is a graduate of George Washington University.

     Elliot Brecher has served as our Senior Vice President and General Counsel since January 2000. He is of counsel to the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which has served as our legal counsel for over the past 15 years. He joined that firm in February 1994 and served as a partner from January

1996 until joining our company. Prior to that, he was an associate of the law firm Rosenman & Colin from October 1988. Mr. Brecher received his law degree from Fordham University.

     All executive officers serve at the discretion of the Board of Directors.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

     Our Class A common stock trades on The Nasdaq Stock Market(R) ("Nasdaq") under the symbol ICCI. The following table sets forth the range of the high and low sales prices of the Class A common stock for the periods indicated as reported by Nasdaq:

Quarter Ended                         High          Low
-------------                         ----          ---
September 30, 1999*                  $33.875      $25.250

December 31, 1999                    $31.250      $19.625

----------
* Period began on July 21, 1999, the date our Class A common stock commenced trading.

     At February 29, 2000, there were approximately 159 and 25 stockholders of record of our Class A and Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

Dividend Policy

     We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our credit facility restricts our ability to pay dividends. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

     During the fourth quarter of 1999, we granted stock options to certain of our employees to purchase an aggregate of 140,000 shares of Class A common stock. The grants were not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of
Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

     On November 11, 1999, we issued 838,420 shares of Class B common stock to Kim D. Kelly, an executive officer, in exchange for her return to us of an equivalent number of such shares. The exchange of shares was not registered under the Securities Act of 1933 because it was made in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering.

Item 6. Selected Financial Data

     In the table below, we provide you with selected consolidated historical information and other operating data of Insight. We have prepared the consolidated selected financial information using the consolidated financial statements of Insight for the five years ended December 31, 1999. When reading this Selected Historical Financial and Other Data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included herein, as well as the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations", also included herein.

                                                                       Year Ended December 31,
                                                   -------------------------------------------------------------
                                                      1995         1996         1997         1998         1999
                                                   -------------------------------------------------------------
                                                               (dollars in thousands, except per share data)
Statement of Operations Data:
  Revenues                                         $  57,108    $  61,839    $  67,698    $ 112,902    $ 242,693
  Costs and Expenses:
    Programming and other operating costs             15,364       16,774       18,397       30,376       71,956
    Selling, general and administrative expenses      13,629       14,062       15,020       24,471       55,198
    Non cash compensation & related charges               --           --           --           --       19,285
    Depreciation and amortization                     13,937       15,694       18,125       43,849      131,308
                                                   -------------------------------------------------------------
                                                      42,930       46,530       51,542       98,696      277,747
                                                   -------------------------------------------------------------
  Operating income (loss)                             14,178       15,309       16,156       14,206      (35,054)
  Other income (expense):
    Gain on cable systems exchange                        --           --       78,931      111,746       15,799
    Gain on contribution of cable systems
      to joint venture                                    --           --           --       44,312           --
    Interest expense, net                            (17,965)     (17,644)     (15,962)     (28,106)     (50,398)
    Other expense                                       (815)          --           --         (444)        (345)
                                                   -------------------------------------------------------------
                                                     (18,780)     (17,644)      62,969      127,508      (34,944)
Income (loss) before minority interest and
    equity in losses of investees                     (4,602)      (2,335)      79,125      141,714      (69,998)
  Minority interest                                       --           --           --        3,410       31,339
  Equity in losses of investees                           --           --           --       (3,251)     (13,963)
                                                    -------------------------------------------------------------
  Income (loss) before income taxes and
    extraordinary item                                (4,602)      (2,335)      79,125      141,873      (52,622)
  Provision for income taxes                             --           --           --           --        31,586
                                                    -------------------------------------------------------------
  Income (loss) before extraordinary item             (4,602)      (2,335)      79,125      141,873      (84,208)
  Extraordinary loss from early extinguishment
     of debt                                              --         (480)      (5,243)      (3,267)          --
                                                   -------------------------------------------------------------
  Net Income (loss)                                   (4,602)      (2,815)      73,882      138,606      (84,208)
  Accretion of redeemable Class B
    common units                                          --           --           --       (5,729)      (7,118)
  Accretion to redemption value of
    preferred limited units                           (2,604)      (5,421)     (15,275)          --           --
                                                   -------------------------------------------------------------
  Net income (loss) applicable to
    common shareholders                            $  (7,206)   $  (8,236)   $  58,607    $ 132,877    $ (91,326)
                                                   =============================================================
  Basic income (loss) per share before
    extraordinary item                             $   (0.23)   $   (0.24)   $   2.02     $    6.71    $   (2.58)
  Diluted income (loss) per share before
    extraordinary item                             $   (0.23)   $   (0.24)   $   1.87     $    4.55    $   (2.58)
  Basic income (loss) per share                    $   (0.23)   $   (0.26)   $   1.86     $    6.55    $   (2.58)
  Diluted income (loss) per share                  $   (0.23)   $   (0.26)   $   1.78     $    4.61    $   (2.58)

                                                                      Year Ended December 31,
                                                ------------------------------------------------------------------
                                                   1995          1996          1997          1998          1999
                                                ------------------------------------------------------------------
                                                                      (dollars in thousands)
Other Financial Data:
  EBITDA (1)                                    $   27,300    $   31,003    $  113,212    $  213,828    $  129,084
  Adjusted EBITDA(2)                                28,115        31,003        34,281        58,055       115,539
  Adjusted EBITDA margin (3)                          49.2%         50.1%         50.6%         51.4%         47.6%
  Capital Expenditures                              15,154        16,414        27,981        44,794       135,929
  Net cash provided by operating activities         13,337        15,976        10,436        44,760        96,448
  Net cash used in investing activities            (15,120)      (16,589)      (27,981)     (142,190)     (516,487)
  Net cash provided by financing activities          1,600           870        17,891       116,250       513,648

Balance Sheet Data:
  Cash and cash equivalents                     $      479    $      738    $    1,082    $   19,902    $  113,511
  Property, plant and equipment, net                30,190        36,079        63,842       155,412       643,138
  Total assets                                      64,510        68,574       158,103       659,837     1,989,470
  Total debt                                       172,975       178,327       207,488       573,663     1,233,000
  Partners' (deficit)/stockholders' equity        (169,601)     (177,837)     (127,982)       (7,928)      588,060


(1) Represents earnings (loss) before interest, taxes, depreciation and amortization and extraordinary items. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. See the financial statements, including the Statements of Cash Flows, which are included later in this prospectus.

(2) Represents EBITDA excluding any non-cash items such as gain or loss on sales or exchanges of assets, non-cash compensation and related charges, minority interest, equity in losses of investees and other non-recurring income and expense items.

(3)  Represents adjusted EBITDA as a percent of total revenues.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     Because of corporate transactions completed over the past three years, including the contribution agreement with AT&T Broadband LLC ("AT&T Broadband") with respect to the Indiana systems and the acquisition of the Kentucky systems, we do not believe the discussion and analysis of our historical financial condition and results of operations below are indicative of our future performance.

     On October 31, 1998 we exchanged our Utah systems for AT&T Broadband's Evansville, Indiana system. Simultaneously, we completed a contribution agreement with AT&T Broadband forming Insight Indiana and contributed all of our Indiana systems, including the Evansville system, to Insight Indiana. At the same time, AT&T Broadband contributed most of its Indiana systems to Insight Indiana.

     On July 26, 1999, we completed our initial public offering of Class A common stock. The offering net of underwriting discounts and other offering expenses totaled approximately $607.0 million and were applied primarily toward the repayment of senior indebtedness and to finance our October 1, 1999 acquisition of Kentucky cable television systems, as described below. Prior to the offering, we operated as a limited partnership. We were reconstituted as a corporation upon the completion of the offering, at which time all of the limited partnership's units were exchanged for shares of our common stock.

     On October 1, 1999, we acquired a combined 50% interest in InterMedia Capital Partners VI, L.P. (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for approximately $341.5 million (inclusive of expenses), and Insight Midwest assumed debt of approximately $742.1 million.

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

                                                       Year ended December 31,
                                               ---------------------------------------
                                                  1997           1998           1999
                                               ---------      ---------      ---------
Revenue .................................      $  67,698      $ 112,902      $ 242,693
Costs and expenses:
  Programming and other operating costs .         18,397         30,376         71,956
  Selling, general and administrative ...         15,020         24,471         55,198
  Non-cash compensation & related charges             --             --         19,285
  Depreciation and amortization .........         18,125         43,849        131,308
                                               ---------      ---------      ---------
                                                  51,542         98,696        277,747
                                               ---------      ---------      ---------
Operating income (loss) .................         16,156         14,206        (35,054)

EBITDA ..................................        113,212        213,828        129,084
Adjusted EBITDA..........................         34,281         58,055        115,539
Interest expense ........................         15,962         28,106         50,398
Net income (loss) .......................         73,882        138,606        (84,208)
Net cash provided by operating activities         10,436         44,760         96,448
Net cash used in investing activities ...        (27,981)      (142,190)      (516,487)
Net cash provided by financing activities         17,891        116,250        513,648

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues increased 115.0% to $242.7 million for the year ended December 31, 1999 as compared to the prior year. The incremental revenue generated from the Indiana systems contributed by AT&T Broadband on October 31, 1998 approximated $62.3 million and accounted for 48.0% of the total increase in revenue. The October 1, 1999 acquisition of Insight Kentucky accounted for approximately $57.0 million or 43.9% of the revenue increase. Excluding the transactions described above, revenues increased by 7.3% due to an increase of approximately 5,600 customers on average, and an increase of approximately $2.80 in the average monthly revenue per customer .

    Revenues per customer per month averaged $38.44 for the year ended December 31, 1999, compared to $32.80 for the prior year primarily reflecting a 12.4% increase in average monthly basic revenue per customer of $3.01. Average monthly basic revenue per customer was $27.28 for the year ended December 31, 1999 versus $24.27 for the prior year, reflecting the activation of nodes in rebuilt areas of certain Indiana systems and the Rockford, Illinois system. Advertising revenue per customer per month increased 74.8% to $2.79 during 1999 compared to $1.60 in 1998 as the Company brought advertising in-house, capitalizing on its clustered systems. Reflecting strong digital growth, average digital revenue per basic customer increased 482.6% to $.84 or $5.3 million.

    Programming and other operating costs increased 136.9% to $72.0 million for the year ended December 31, 1999 as compared to the prior year. The Kentucky acquisition accounted for approximately 45.8% of the increase and the additional Indiana systems contributed by AT&T Broadband on October 1, 1998 accounted for approximately 37.3% of the increase. Excluding the aforementioned transactions, programming costs increased by approximately 27.7% to $20.9 million, primarily as a result of increased programming costs and additional programming carried by our systems.

    Selling, general and administrative expenses increased 125.6% to $55.2 million for the year ended December 31, 1999 as compared to the prior year. The Kentucky acquisition accounted for approximately 33.1% of the increase and the additional systems contributed by AT&T Broadband on October 31, 1998 accounted for approximately 38.5% of the increase. Excluding these transactions, these SG&A costs increased by approximately 27.7% to $20.9 million, primarily reflecting increased marketing activity associated with new product introductions and increased corporate expenses.

     A one-time charge for non-cash compensation and related expenses of $19.3 million was recorded during 1999 in connection with the distribution of shares of our common stock to management.

     Depreciation and amortization expense increased 199.5% to $131.3 million for the year ended December 31, 1999 as compared to the prior year. This increase was primarily due to the acquisitions and additional capital expenditures associated with the rebuilds of our systems.

     For the year ended December 31, 1999, operating income decreased to a loss of $35.1 million, a decrease of 346.7% from the prior year as a result of the items discussed above.

     Interest expense increased 79.3% to $50.4 million for the year ended December 31, 1999 compared to the prior year. The increase was primarily due to higher average outstanding indebtedness related to acquisitions. Average debt outstanding during 1999 was $714.4 million at an average interest rate of 8.0%.

     EBITDA decreased 39.6% to $129.1 million for the year ended December 31, 1999 as compared to the prior year primarily due to gains realized upon the formation of Insight Indiana in 1998 of $156.1 million compared to $15.8 million in gains realized on system exchanges during 1999. Excluding these non-operating gains, operating income before depreciation and amortization and non cash compensation and related charges increased $57.9 million attributable to acquisitions and the results discussed above. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization and extraordinary item. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. See the Statement of Cash Flows for Insight Communications Company, Inc. for an analysis of net cash provided by operating activities, used in investing activities and provided by financing activities.

     For the year ended December 31, 1999, adjusted EBITDA totaled $115.5 million, an increase of 99% over the prior year. Adjusted EBITDA represents EBITDA excluding any non-cash items such as gain or loss on sales or exchanges of assets, non-cash compensation and related charges, minority interest, equity in losses of investees and other non-recurring income and expense items.

     A provision for income taxes of $31.6 million was recorded during 1999 which consisted of a $39.5 million one-time charge due to the exchange of limited partnership units in Insight Communications Company, L.P for our common stock. In addition, the Company recorded an $8.2 million deferred tax benefit relating to losses from operations subsequent to the conversion and a current provision of approximately $300,000 for state and local taxes.

     Net income decreased 160.7% to a loss of $84.2 million for the year ended December 31, 1999 primarily reflecting an $87.5 million increase in depreciation and amortization and a $140.2 million decrease in gains realized on systems exchanged and on systems contributed which resulted from the formation of Insight Indiana during 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues increased 66.8% to $112.9 million for the year ended December 31, 1998 as compared to the prior year. The results were impacted by two significant transactions including: (a) on January 22, 1998 we purchased the Rockford, Illinois system which contributed $23.1 million of revenue during the year accounting for 51.1% of the total increase in consolidated revenue, and (b) on October 31, 1998, we completed an exchange and contribution agreement with AT&T Broadband. Our 1998 results include revenue from our Utah systems, which were exchanged as part of the joint venture with AT&T Broadband, for the first ten months and for Insight Indiana for the last two months. The incremental revenue generated from AT&T Broadband's contributed systems approximated $11.2 million accounting for 24.8% of the consolidated revenue increase. In addition, revenues increased as a result of internal customer growth, rate increases and growth in advertising revenues. Excluding the systems contributed by AT&T Broadband, revenues increased by approximately $6.2 million due to an increase of 8,760 customers on average, and by approximately $2.5 million attributable to customer rate increases.

     Revenues per customer per month averaged $32.80 for the year compared to $32.22 for the prior year primarily reflecting an increase in advertising revenue per customer per month which averaged $1.60 during 1998 compared to $0.43 in 1997. This helped offset the lack of growth in basic revenue per customer which remained unchanged at $24.24 because of the Rockford system which has lower revenue per customer per month reflecting its limited channel offering. Following the completion of our planned rebuild, rate increases will be implemented consistent with the expanded channel offering which should result in an increase in the average revenue per customer closer to the national average of $27.43.

     Programming and other operating costs increased 65.1% to $30.4 million for the year ended December 31, 1998 as compared to the prior year. Excluding the Rockford system and the Indiana systems contributed by AT&T Broadband, these costs increased by 17.9% to $21.7 million, primarily as a result of increased programming costs and additional programming carried by our systems.

     Selling, general and administrative expenses increased 62.9% to $24.5 million for the year ended December 31, 1998 as compared to the prior year primarily reflecting increased marketing activity associated with new product introductions and increased corporate expenses.

     Depreciation and amortization expense increased 141.9% to $43.8 million for the year ended December 31, 1998 as compared to the prior year. This increase was primarily due to the acquisitions and additional capital expenditures associated with the rebuilds of our systems.

     Operating income for the year ended December 31, 1998 was $14.2 million, a 12.1% decrease over the prior year, as a result of the items discussed above.

     EBITDA increased 88.9% to $213.8 million for the year ended December 31, 1998 as compared to the prior year reflecting gains on cable systems exchanges and a contribution of cable systems to a joint venture which together accounted for $77.1 million or 76.6% of this increase, plus acquisitions and the results of the items described above. EBITDA represents earnings (loss) before interest, taxes, depreciation and amortization and extraordinary item. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. See the Statement of Cash Flows for Insight Communications Company, L.P. for an analysis of net cash provided by operating activities, used in investing activities and provided from financing activities.

     Interest expense increased 76.1% to $28.1 million for the year ended December 31, 1998 compared to the prior year. The increase was primarily due to higher average outstanding indebtedness related to acquisitions. Average debt outstanding during 1998 was $344.0 million at an average interest rate of 8.2%.

     Net income increased 87.6% to $138.6 million for the year ended December 31, 1998 primarily reflecting gains related to system swaps aggregating $156 million. Excluding these one-time gains we generated a net loss totaling $17.4 million.

Liquidity and Capital Resources

     Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of networks. Expenditures have primarily been used to rebuild and upgrade our existing cable network, and in the future will be used for plant extensions, new services, converters and system rebuilds. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities, private equity and public sources.

     On July 26, 1999, we completed our initial public offering of shares of common stock, generating gross proceeds of $648.0 million. We incurred approximately $41.0 million of underwriting discounts and other expenses in connection with the offering resulting in net proceeds of $607.0 million. The net proceeds were applied primarily toward the repayment of senior indebtedness and to finance our October 1, 1999 acquisition of the Kentucky cable television systems.

     For the year ended December 31, 1999, we spent $135.9 million in capital expenditures largely to support our network rebuild, digital converter purchases and to a lesser extent, network extensions. For the year ended December 31, 1999, cash from operations totaled $96.4 million, which, together with borrowings under our credit facilities, funded the above noted capital expenditures.

     It is anticipated that during 2000, we will spend approximately $211.4 million in capital expenditures, exclusive of any capital expenditures required for the deployment of telephony. We will be able to fund these capital expenditures through cash generated from operations and borrowings under our credit facilities. Included in the planned 2000 capital expenditures is $85.1 million for the upgrade of most of our Indiana and Kentucky cable television systems, which will involve the wide deployment of fiber optics and other capital projects associated with implementing our clustering strategy. The amount of such capital expenditures for years subsequent to 2000 will depend on numerous factors including the level of success in deploying our new services which will impact the amount of capital we will need for digital converters and other network service infrastructure to support demand for new products and services.

     On November 17, 1999, we invested $13.0 million in our 50/50 joint venture with Source Media, Inc. On the same date, we also acquired 842,105 shares of Source Media common stock for $12.0 million and five-year warrants up to purchase an additional 4,596,786 shares at an exercise price of $20.00 per share. Source Media's common stock had a closing sale price per share of $14.9375 as of March 24, 2000. On March 3, 2000, the joint venture sold certain of its assets to Liberate Technologies for which each of we and Source Media received 886,000 shares of Liberate common stock, which had a closing sale price per share of $82.00 as of March 24, 2000.

     At December 31, 1999, we had aggregate consolidated indebtedness of $1.2 billion, including $1.0 billion outstanding under senior bank credit facilities. The senior bank facilities consisted of:

     . $140.0 million reducing revolver credit facility maturing in December 2005, which supports our national systems, of which $1.0 million was outstanding;

     . $550.0 million reducing revolving credit/term loan facility maturing in December 2006, which supports our Indiana systems, of which $470.0 million was outstanding; and

     . $675.0 million reducing revolving credit/term loan facility maturing in October 2006, which supports our Kentucky systems, of which $562.0 million was outstanding.

     Each of the senior credit facilities is stand-alone, having a separate lending group. The credit facilities for the Indiana and Kentucky systems are non-recourse to us, and none of the three facilities has cross-default provisions relating to each other. Each credit facility has different revolving credit and term periods and contains separately negotiated, specifically tailored covenants. The weighted average interest rates for amounts outstanding under the Indiana and Kentucky senior credit facilities at December 31, 1999 were 8.13% and 8.52%. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, incur additional debt, pay dividends or other distributions, create liens on assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios, require us to enter into interest rate protection agreements and contain customary events of default.

     On October 1, 1999, in connection with the formation of Insight Midwest and our acquisition of a 50% interest in the Kentucky systems, Insight Midwest completed an offering of $200.0 million principal amount of its 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. Interest on the notes is payable on April 1 and October 1 of each year, commencing April 1, 2000. The indenture relating to the senior notes imposes certain limitations on the ability of Insight Midwest to, among other things, incur debt, make distributions, make investments and sell assets.

     During March 2000, we determined that Insight Ohio's cash flow from operations and amounts available under its credit facility may not be sufficient to finance the operating, capital and debt service requirements of the system. As such, we have provided a commitment letter to Insight Ohio to fund any operating shortfall through the year 2000.

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. The statement requires us to recognize all derivatives on the balance sheet at fair value. Although we have not completed our assessment of the impact of FASB No. 133 on our results of operations and financial position, we do not anticipate that the adoption of this statement will be material.

Inflation and Changing Prices

     Our systems' costs and expenses are subject to inflation and price fluctuations. Although changes in costs can be passed through to customers, such changes may be constrained by competition. We do not expect inflation to have a material effect on our results of operations.

Year 2000 Compliance

     To date, costs incurred that were directly related to addressing the Year 2000 problem have not been material. We have reviewed our cable systems to inventory our equipment and have sent letters to our programming suppliers and other vendors. We have not used a consultant but have worked closely with AT&T Broadband, adopting its Year 2000 program and to a large extent utilizing its independent certifications. In addition, we have tested our billing system by entering years such as 2001 and have determined it to be working properly.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of December 31, 1999, our interest rate swap and collar agreements expire in varying amounts through 2002.

     The fair market value of our long-term debt approximates its carrying value as it bears interest at floating rates of interest. As of December 31, 1999, the estimated fair value of our interest rate swap and collar agreements was approximately $7.2 million, which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

     As of December 31, 1999, we had hedged approximately $766.0 million, or 62.1%, of our borrowings under our all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $3.5 million.

Item 8. Financial Statements and Supplementary Data

     Reference is made to pps. F-1 through F-31 comprising a portion of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in our proxy statement relating to the 2000 Annual Meeting of Stockholders, which is incorporated herein by this reference.

Item 11. Executive Compensation

     Information called for by Item 11 is set forth under the heading "Executive Compensation" in the proxy statement, which is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the proxy statement, which is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

     Information called for by Item 13 is set forth under the heading "Election of Directors--Certain Transactions" in the proxy statement, which is incorporated herein by this reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  Financial Statements:

     Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Page
                                                        ----
Report of Independent Auditors                          F-1

Insight Communications Company, Inc.
  Consolidated Balance Sheets as of
  December 31, 1998 and 1999                            F-2

Insight Communications Company, Inc.
  Consolidated Statements of Operations
  for the years ended December 31, 1997,
  1998 and 1999                                         F-3

Insight Communications Company, Inc.
  Consolidated Statements of Changes
  in Partners' Deficiency/Stockholders'
  Equity for the years ended December 31,
  1997, 1998 and 1999                                   F-4

Insight Communications Company, Inc.
  Consolidated Statements of Cash Flows
  for the years ended December 31, 1997,
  1998 and 1999                                         F-5

Insight Communications Company, Inc.
  Notes to Consolidated Financial
  Statements                                            F-6


     (b)  Reports on Form 8-K:

     We did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

     (c)  Exhibits

EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------

2.1        Asset Contribution Agreement by and among Insight Communications of
           Indiana, LLC, Insight Communications Company, L.P., UACC Midwest,
           Inc., TCI of Kokomo, Inc., TCI of Indiana, Inc., Heritage Cablevision
           Associates, a Limited Partnership, and TCI of Indiana Holdings, LLC, dated as of May 14, 1998(1)

2.2(a)     Contribution Agreement by and between Coaxial Communications of
           Central Ohio, Inc. and Insight Communications Company, L.P., dated as of June 30, 1998(1)

2.2(b)     Amendment to Contribution Agreement by and between Coaxial
           Communications of Central Ohio, Inc., and Insight Communications
           Company, L.P., dated as of July 15, 1998(1)

2.2(c)     Second Amendment to Contribution Agreement by and among Coaxial
           Communications of Central Ohio, Inc., Insight Communications Company,
           L.P. and Insight Holdings of Ohio, LLC, dated as of August 21,
           1998(1)

2.3        Asset Exchange Agreement by and among Insight Communications Company,
           L.P., TCI of Indiana, Inc. and UACC Midwest, Inc., dated May 14,
           1998(1)

2.4        Purchase Agreement, dated as of April 18, 1999, among InterMedia
           Capital Management VI, LLC, InterMedia Management Inc., Robert J.
           Lewis, TCI ICM VI, Inc., InterMedia Capital Management VI, L.P.,
           Blackstone KC Capital Partners, L.P., Blackstone KC Offshore Capital
           Partners, L.P., Blackstone Family Investment Partnership III L.P.,
           Leo J. Hindery, Jr., TCI IP-VI, LLC and Insight Communications
           Company, L.P.(1)

2.5        Contribution and Formation Agreement, dated April 18, 1999, between
           TCI of Indiana Holdings, LLC and Insight Communications Company,
           L.P.(1)

3.1        Restated Certificate of Incorporation of Registrant(1)

3.2        By-laws of Registrant(1)

10.1       1999 Stock Option Plan(1)

10.2       Fourth Amended and Restated Credit Agreement, dated as of December
           21, 1998, among Insight Communications Company, L.P., several lenders and The Bank of New York (the "Insight Credit Facility") with Waiver
           No. 1 and Amendment No. 1 dated as of December 21, 1998 and Waiver
           No. 2 and Amendment No. 2 dated as of December 31, 1998(1)

10.3       Waiver No. 3 and Consent No. 1 to the Insight Credit Facility dated
           June 30, 1999 (1)

10.4       Amendment No. 3 to the Insight Credit Facility dated June 30, 1999
           (1)

10.5       Amendment No. 4 to the Insight Credit Facility dated September 24,
           1999

10.6       Credit Agreement, dated as of October 30, 1998 (the "Indiana Credit
           Facility"), among Insight Communications of Indiana, LLC, several lenders and The Bank of New York(1)

10.7       Amendment to the Indiana Credit Facility dated September 24, 1999(2)

10.8       Revolving Credit Agreement, dated as of October 7, 1998, among
           Insight Communications of Central Ohio, LLC, several lenders and
           Canadian Imperial Bank of Commerce(1)

10.9       Amended and Restated Revolving Credit and Term Loan Agreement, dated
           October 1, 1999, among Insight Kentucky Partners I, L.P. (f/k/a
           InterMedia Partners Group VI, L.P.), and several lenders

10.10      Amended and Restated Operating Agreement of Insight Communications of
           Indiana, LLC dated as of October 1, 1999(2)

10.11      Amended and Restated Management Agreement by and between Insight
           Communications

           of Indiana, LLC and Insight Communications Company, L.P., dated as of
           October 1, 1999(2)

10.12      Operating Agreement of Insight Ohio by and among Coaxial
           Communications of Central Ohio, Inc., Insight Holdings of Ohio, LLC,
           Barry Silverstein, Dennis McGillicuddy and D. Stevens McVoy, dated as of August 21, 1998(1)

10.13      Management Agreement of Coaxial LLC by and among Coaxial LLC, Insight
           Holdings of Ohio, LLC and Barry Silverstein, dated as of August 21,
           1998(1)

10.14      Management Agreement of Coaxial DJM LLC by and between Coaxial DJM
           LLC, Insight Holdings of Ohio, LLC and Dennis McGillicuddy, dated as of August 21, 1998(1)

10.15      Management Agreement of Coaxial DSM LLC by and between Coaxial DSM
           LLC, Insight Holdings of Ohio, LLC and D. Stevens McVoy, dated as of
           August 21, 1998(1)

10.16 Parent Undertaking given by Insight Communications Company, L.P. for and in favor of Coaxial Communications of Central Ohio, Inc., Phoenix
           Associates, Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry
           Silverstein, Dennis McGillicuddy and D. Stevens McVoy, dated as of
           August 21, 1998(1)

10.17      Operating Agreement of Insight Holdings of Ohio, LLC by and between
           Insight Communications Company, L.P. and Insight Holdings of Ohio,
           LLC, dated as of August 21, 1998(1)

10.18      Amended and Restated Limited Partnership Agreement of Insight
           Communications of Kentucky, L.P., dated as of October 1, 1999(2)

10.19      Management Agreement by and between Insight Kentucky Partners II,
           L.P. and Insight Communications Company, L.P., dated as of October 1,
           1999(2)

10.20      Limited Partnership Agreement of Insight Midwest, L.P., dated as of
           October 1, 1999(2)

10.21 Indenture relating to 93/4% senior notes of Insight Midwest, L.P., dated as of October 1, 1999

10.22      Registration Rights Agreement, dated as of October 1, 1999, among
           Insight Midwest, L.P., Insight Capital, Inc. and the initial purchasers party thereto(2)

10.23(a)   Securityholders Agreement by and among Registrant, Vestar Capital
           Partners III, L.P., Sandler Capital Partners IV, L.P., Sandler
           Capital Partners IV FTE, L.P., Sidney R. Knafel, Michael S. Willner,
           Kim D. Kelly and Senior Management Securityholders, dated as of May
           11, 1999, with Side Letter Agreement by and among Insight
           Communications Company, L.P., Vestar Capital Partners III, L.P.,
           Sidney R. Knafel, Michael S. Willner, Kim D. Kelly, Sandler Capital
           Partners IV, L.P. and Sandler Capital Partners IV FTE, L.P., dated
           May 11, 1999 (the "Letter Agreement")(1)

10.23(b)   Amendment, dated July 16, 1999 to the Letter Agreement(1)

10.24      Confirmation of Distributions, dated July 7, 1999, by ICI
           Communications, Inc.(1)

10.25      Amended and Restated Consulting Agreement, dated as of March 17,
           2000, by and between InterMedia Partners Southeast and Insight
           Communications Company, L.P.

21.1       Subsidiaries of the Registrant

27.1       Financial Data Schedule

----------
(1) Filed as an Exhibit to the Company's Registration Statement on Form S-1, Registration Statement No. 333-78293, under the Securities Act of 1933 and incorporated herein by reference.

(2) Filed as an Exhibit to the Registration Statement on Form S-4 of Insight Midwest, L.P. and Insight Capital, Inc., Registration Statement No. 333-33540, under the Securities Act of 1933 and incorporated herein by reference.

                         Report of Independent Auditors

The Stockholders and Board of Directors
Insight Communications Company, Inc.

We have audited the accompanying consolidated balance sheets of Insight Communications Company, Inc as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in partners' deficiency/stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insight Communications Company, Inc. at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                              /s/ Ernst & Young LLP


New York, New York
March 29, 2000

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                                                                                 December 31,
                                                                                                         1998               1999
                                                                                                  ---------------------------------
Assets
Cash and cash equivalents                                                                            $    19,902        $   113,511
Marketable securities                                                                                         --             21,650
Trade accounts receivable, net of allowance for doubtful accounts of $409 in 1998
   and $764 in 1999                                                                                        7,988             12,104
Due from affiliated companies                                                                              1,039                308
Prepaid expenses and other current assets                                                                  2,677             18,383
                                                                                                  ---------------------------------
   Total current assets                                                                                   31,606            165,956

Fixed assets, net                                                                                        155,412            643,138
Intangible assets, net                                                                                   462,355          1,140,117
Deferred financing costs, net of amortization of $143 in 1998 and $1,055 in 1999                           4,794             20,368
Investment in unconsolidated affiliates                                                                    6,749              5,991
Officer and employee loans receivable                                                                         --             13,900
                                                                                                  ---------------------------------
                                                                                                     $   660,916        $ 1,989,470
                                                                                                  =================================
Liabilities and partners' deficiency/stockholders' equity
Accounts payable                                                                                     $    24,290        $    67,996
Accrued expenses and other liabilities                                                                     2,671              9,431
Accrued property taxes                                                                                     1,397             12,620
Deferred revenue                                                                                           1,079              7,287
Due to affiliates                                                                                             88                 --
Interest payable                                                                                           7,661             19,415
                                                                                                  ---------------------------------
   Total current liabilities                                                                              37,186            116,749

Deferred income taxes                                                                                         --             33,529
Debt                                                                                                     573,663          1,233,000
                                                                                                  ---------------------------------
                                                                                                         610,849          1,383,278

Minority interest                                                                                          6,676             18,132

Redeemable Class B common units, 47,215,859 outstanding in 1998, net of issuance
   costs of $4,410                                                                                        51,319                 --

Partners' deficiency:
   General partner                                                                                          (528)                --
   Limited partners, 41,974,421 units issued and outstanding in 1998                                      (7,400)                --

Stockholders' equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, 0 shares issued and
   outstanding as of December 31, 1999                                                                        --                 --
Common stock, $0.01 par value:
   Class A - 300,000,000 shares authorized, 49,157,180 shares issued and
     outstanding as of December 31, 1999                                                                      --                492
   Class B - 100,000,000 shares authorized, 10,226,050 shares issued and
     outstanding as of December 31, 1999                                                                      --                102
Additional paid in capital                                                                                    --            656,486
Accumulated deficit                                                                                           --            (72,188)
Accumulated other comprehensive income                                                                        --              3,168
                                                                                                  ---------------------------------
                                                                                                          (7,928)           588,060
                                                                                                  ---------------------------------
                                                                                                     $   660,916        $ 1,989,470
                                                                                                  =================================


See accompanying notes.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                                      Year ended December 31,
                                                                               1997             1998               1999
                                                                           ---------------------------------------------

Revenue                                                                    $  67,698         $ 112,902         $ 242,693

Costs and expenses:
   Programming and other operating costs                                      18,397            30,376            71,956
   Selling, general and administrative                                        15,020            24,471            55,198
   Non cash compensation and related charges                                      --                --            19,285
   Depreciation and amortization                                              18,125            43,849           131,308
                                                                           ---------------------------------------------
                                                                              51,542            98,696           277,747
                                                                           ---------------------------------------------
Operating income (loss)                                                       16,156            14,206           (35,054)

Other income (expense):
   Gain on cable systems exchange                                             78,931           111,746            15,799
   Gain on contribution of cable systems to joint venture                         --            44,312                --
   Interest expense, net                                                     (15,962)          (28,106)          (50,398)
   Other expense                                                                  --              (444)             (345)
                                                                           ---------------------------------------------
                                                                              62,969           127,508           (34,944)
                                                                           ---------------------------------------------
Income (loss) before minority interest and equity in losses of
   investees                                                                  79,125           141,714           (69,998)
Minority interest                                                                 --             3,410            31,339
Equity in losses of investees                                                     --            (3,251)          (13,963)
                                                                           ---------------------------------------------
Income (loss) before income taxes and extraordinary item                      79,125           141,873           (52,622)
Provision for income taxes                                                        --                --            31,586
                                                                           ---------------------------------------------
Income (loss) before extraordinary item                                       79,125           141,873           (84,208)
Extraordinary loss from early extinguishment of debt                          (5,243)           (3,267)               --
                                                                           ---------------------------------------------
Net income (loss)                                                             73,882           138,606           (84,208)
Accretion of redeemable Class B common units                                      --            (5,729)           (7,118)
Accretion to redemption value of preferred limited units                     (15,275)               --                --
                                                                           ---------------------------------------------
Net income (loss) applicable to common shareholders                        $  58,607         $ 132,877         $ (91,326)
                                                                           =============================================

Basic income (loss) per share before extraordinary item                    $    2.02         $    6.71         $   (2.58)
Diluted income (loss) per share before extraordinary item                  $    1.87         $    4.55         $   (2.58)
Basic income (loss) per share                                              $    1.86         $    6.55         $   (2.58)
Diluted income (loss) per share                                            $    1.78         $    4.61         $   (2.58)


See accompanying notes.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        DEFICIENCY/STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                                                                                              Accumulated
                                                                                      Additional                 Other
                                                General     Limited         Common     Paid in   Accumulated Comprehensive
                                                Partner     Partners        Stock      Capital    Deficit        Income     Total
                                                -------     --------        -----      -------    -------        ------     -----
Balance at January 1, 1997                    $  (2,314)   $(175,523)                                                     $(177,837)
   Net income                                       739       73,143                                                         73,882
   Purchase of limited partner's
     interest                                        --      (10,250)                                                       (10,250)
   Purchase of warrants                              --          366                                                             366
   Accretion of preferred limited units            (153)     (15,122)                                                       (15,275)
   Depreciation of warrants                          --        1,132                                                          1,132
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1997                     (1,728)    (126,254)                                                      (127,982)

   Net income                                     1,386      137,220                                                        138,606

   Accretion of redeemable Class B units            (57)      (5,672)                                                        (5,729)
   Purchase of limited partner's units             (165)     (16,321)                                                       (16,486)

   Warrants exercised                                24        2,363                                                          2,387
   Warrants expired                                   9          900                                                            909
   Purchase of warrants                               4          363                                                            367
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1998                       (527)      (7,401)                                                        (7,928)


   Net loss                                        (120)     (11,900)                             $ (72,188)                (84,208)

   Unrealized gain on marketable
     securities                                                                                                $   3,168      3,168
                                                                                                                        ------------
   Total comprehensive loss                                                                                                 (81,040)
                                                                                                                        ------------
   Accretion of redeemable Class B units            (71)      (7,047)                                                        (7,118)

   Recapitalization                                 718       26,348    $     219    $ (27,285)                                  --
   Issuance of common stock in exchange
     for redeemable units                                                     110       58,327                               58,437
   Compensation associated with
     issuance of common stock to
     employees                                                                          18,715                               18,715
   Issuance of common stock in initial
     public offering                                                          265      606,729                              606,994
                                            ---------------------------------------------------------------------------------------
Balance at December 31, 1999                  $      --    $      --    $     594    $ 656,486    $ (72,188)   $   3,168  $ 588,060
                                            =======================================================================================

See accompanying notes.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                           Year ended December 31,
                                                                                     1997            1998            1999
                                                                               --------------------------------------------
Operating activities
Net income (loss)                                                                 $  73,882       $ 138,606       $ (84,208)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                   18,125          43,849         131,308
     Non cash compensation                                                               --              --          18,715
     Equity in losses of investees                                                       --           3,251          13,963
     Gain on cable systems exchange                                                 (78,931)       (111,746)        (15,799)
     Gain on contribution of cable systems to joint venture                              --         (44,312)             --
     Extraordinary loss from early extinguishment of debt                             2,002           3,267              --
     Minority interest                                                                   --          (3,410)        (31,339)
     Provision for losses on trade accounts receivable                                  695           1,288           3,038
     Deferred income taxes                                                               --              --          31,328
     Other non cash items                                                               259              --            (149)
     Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
       Trade accounts receivable                                                     (1,058)         (7,545)          7,225
       Due from and to affiliates                                                        12            (894)            731
       Prepaid expenses and other assets                                             (1,663)          1,707         (19,918)
       Accounts payable                                                               2,046          17,774          33,204
       Accrued expenses and other liabilities                                        (1,782)         (3,347)         (3,405)
       Interest payable                                                              (3,151)          6,272          11,754
                                                                               --------------------------------------------
Net cash provided by operating activities                                            10,436          44,760          96,448
                                                                               --------------------------------------------

Investing activities
Purchase of fixed assets                                                            (27,981)        (44,794)       (135,929)
Purchase of cable television systems, net of cash acquired                               --         (84,101)       (342,012)
Investment in equity investees                                                           --         (10,000)        (13,205)
Increase in intangible assets                                                            --          (3,295)         (9,209)
Investment in marketable securities                                                      --              --         (16,132)
                                                                               --------------------------------------------
Net cash used in investing activities                                               (27,981)       (142,190)       (516,487)
                                                                               --------------------------------------------

Financing activities
Net proceeds from initial public offering                                                --              --         606,994
Net proceeds from issuance of senior notes                                               --              --         192,288
Proceeds from borrowings under bank credit facility                                 140,252         753,900          22,000
Repayment of amounts due to Tele-Communications, Inc.                                    --        (214,532)             --
Principal payments on bank credit facility                                         (108,044)       (387,725)       (305,322)
Purchase of warrants                                                                   (320)            116              --
Issuance of Class B Common units                                                         --          50,000              --
Class B Common unit issuance costs                                                       --          (4,410)             --
Purchase of redeemable preferred limited units                                           --         (60,000)             --
Purchase of limited partners' interest                                              (10,250)        (16,486)             --
Debt issuance costs                                                                  (3,747)         (4,613)         (2,312)
                                                                               --------------------------------------------
Net cash provided by financing activities                                            17,891         116,250         513,648
                                                                               --------------------------------------------
Net increase in cash and cash equivalents                                               346          18,820          93,609
Cash and cash equivalents, beginning of year                                            736           1,082          19,902
                                                                               --------------------------------------------
Cash and cash equivalents, end of year                                            $   1,082       $  19,902       $ 113,511
                                                                               ============================================

Supplemental  disclosures of cash flow information:
Cash paid during the year for interest                                            $  19,103       $  21,834       $  45,299
                                                                               ============================================

See accompanying notes.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


A.   Organization and Basis of Presentation

On July 26, 1999, Insight Communications Company, Inc. (the "Company") completed an initial public offering ("IPO") of Class A common stock in which the Company sold approximately 26,450,000 shares of its common stock. Offering proceeds net of underwriting discounts and other offering expenses totaled approximately $607.0 million and were applied primarily toward the repayment of senior indebtedness and to finance the October 1, 1999 acquisition of Kentucky cable television systems (Note D). Prior to the IPO, the Company operated as a limited partnership. The Company was reconstituted as a corporation upon the completion of the IPO, at which time all of the limited partnership's units were exchanged for shares of common stock (Note J).

The Company owns and operates cable television systems in Kentucky, Indiana, Illinois, Ohio, California and Georgia, as described below. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Insight Communications Company, L.P. ("Insight L.P.") and Insight Interactive LLC. Insight L.P. owns and operates cable television systems in Illinois, Indiana, California and Georgia. In addition, Insight L.P. owns a 50% interest in Insight Midwest, L.P. ("Insight Midwest"), which through its wholly-owned subsidiaries, Insight Communications of Indiana, LLC ("Insight Indiana") and Insight Communications of Kentucky, L.P. ("Insight Kentucky") owns and operates cable television systems in Indiana and Kentucky (Note D). Insight L.P. is the manager of Insight Midwest and effectively controls all operating and financial decisions. Therefore, the accompanying consolidated financial statements include the accounts of Insight Midwest.

Through its wholly-owned subsidiary, Insight Holdings of Ohio, LLC, Insight L.P. owns a 75% non-voting equity interest in Insight Communications of Ohio, LLC ("Insight Ohio"), which operates cable television systems in the Columbus, Ohio area (Note E). Insight L.P. accounts for its investment in Insight Ohio under the equity method of accounting.

The Company's other wholly-owned subsidiary, Insight Interactive LLC ("Insight Interactive") owns a 50% equity interest in SourceSuite LLC (Note F), which is also accounted for under the equity method of accounting.

B. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. As described above, the results of Insight Midwest, which is 50% owned but effectively controlled by Insight L.P., are included in the consolidated financial statements. The minority interest liability represents AT&T Broadband's 50% ownership interest in Insight Midwest. All significant intercompany balances and transactions have been eliminated in consolidation.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.   Significant Accounting Policies (continued)

Revenue Recognition

Revenue includes service fees, connection fees, and launch fees. Service fees are recorded in the month the cable television and pay television services are provided to subscribers. Connection fees are charged for the hook-up of new customers and are recognized as current revenues to the extent of direct selling costs incurred. Where material, any fees in excess of such costs are deferred and amortized into income over the period that subscribers are expected to remain connected to the system.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

Marketable securities consist of debt and equity securities (Note F). All marketable securities are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity. Fair value is based on quoted market prices. The amortized cost of debt securities is adjusted for the accretion of discounts. Such accretion as well as interest are included in interest income.

Fixed Assets

Fixed assets include amounts capitalized for labor and overhead expended in connection with the installation of cable television systems and are stated at cost. Depreciation for cable plant, furniture, fixtures, office equipment and buildings is computed using the straight-line method over estimated useful lives ranging from 3 to 30 years. Leasehold improvements are being amortized using the straight-line method over the remaining terms of the leases or the estimated lives of the improvements, whichever period is

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B.   Significant Accounting Policies (continued)

shorter. The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from the undiscounted future cash flows of the Company, an impairment loss would be recognized for the amount that the asset's carrying value exceeds its fair value. Management believes that no material impairment of fixed assets existed at December 31, 1999.

Intangible Assets

Intangible assets consist of franchise costs and goodwill. Costs incurred in negotiating and renewing franchise agreements are capitalized and amortized over the life of the franchise. Franchise rights acquired through the purchase of cable television systems are amortized using the straight-line method over a period of up to 15 years. Goodwill is amortized using the straight-line method over a period of 40 years. The carrying value of intangible assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the intangible assets will not be recovered from the undiscounted future cash flows of the Company, an impairment loss would be recognized for the amount that the asset's carrying value exceeds its fair value. Management believes that no material impairment of intangible assets existed at December 31, 1999.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal fees and bank facility fees, incurred to negotiate and secure bank loans (Note I). These costs are being amortized on a straight-line basis over the life of the applicable loan.

Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." As a result of the IPO, earnings per share is presented in the accompanying statements of operations as if a conversion of securities from partnership units to common shares occurred at the beginning of all periods presented. Basic earnings per share is computed using average shares outstanding during the period which includes the effect of the new shares issued in connection with the IPO. For 1999, diluted earnings per share equals basic earnings per share as the Company had generated net losses and the effect of an assumed conversion of certain partnership units and certain warrants to common shares as well as the assumed exercise of stock options would be anti-dilutive.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


B.   Significant Accounting Policies (continued)

Income Taxes

Income taxes are provided for using the liability method. Under this approach, differences between the financial statements and tax bases of assets and liabilities are determined annually, and deferred income tax assets and liabilities are recorded for those differences that have future tax consequences. Valuation allowances are established, if necessary, to reduce deferred tax assets to an amount that will more likely than not be realized in future periods. Income tax expense is comprised of the current tax payable or refundable for the period plus or minus the net change in deferred tax assets and liabilities.

During the year ended December 31, 1999, and in connection with the IPO, a one time non-recurring charge of $39.5 million was recorded for deferred taxes upon the exchange of the limited partnership interests in Insight L.P. for the Company's common stock. See Note O.

Advertising Costs

The cost of advertising is expensed as incurred. For the years ended December 31, 1997, 1998, and 1999 advertising expense approximated $369,000, $702,000, and $1.6 million, respectively.

Allocation of Profits and Losses

Prior to the exchange of common stock for the outstanding partnership interests of Insight L.P., profits and losses were allocated between the partners for financial reporting purposes based on cash distribution and liquidating distribution preferences per the partnership agreement. For the years ended December 31, 1997 and 1998 and for the period from January 1, 1999 to July 26, 1999, losses were allocated 1% to the General Partner for its interest and 99% to the limited partners.

Recent Accounting Pronouncements

During 1999, the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that companies capitalize qualifying costs incurred during the application development stage of a software project. All other costs incurred in connection with an internal use software project are to be expensed as incurred. The adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal years beginning

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


B.   Significant Accounting Policies (continued)

after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Although management has not completed its assessment of the impact of this standard on its results of operations and financial position, management does not anticipate that adoption of this standard will be material.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

C.   Acquisitions and Gain on Cable System Exchanges

Effective December 16, 1997, Insight L.P. exchanged its Phoenix, Arizona system ("Phoenix") servicing 36,250 subscribers for Cox Communications, Inc.'s Lafayette, Indiana system ("Lafayette") servicing 38,100 subscribers. In addition to the Lafayette system received, Insight L.P. received $12.6 million in cash. This transaction has been accounted for by Insight L.P. as a sale of Phoenix and a purchase of Lafayette. Accordingly, Lafayette has been included in the accompanying consolidated balance sheets at fair value and Insight L.P. recognized a gain of approximately $79 million on the sale of the Phoenix system. The Lafayette purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $22.4 million and franchise costs of $56.6 million. Effective November 1, 1998, Insight L.P. contributed the Lafayette system into Insight Indiana (see Note D).

On January 22, 1998, Insight L.P. acquired a cable television system located in Rockford, Illinois ("Rockford") for $97 million. This acquisition has been accounted for as a purchase. Insight L.P. paid for the acquisition with borrowings under its credit facility and with the $12.6 million of cash received in the aforementioned Phoenix/Lafayette swap. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $11.5 million and franchise costs of $85.5 million. Purchase price adjustments for working capital acquired were not significant. In connection with the Rockford acquisition, no non-current assets or non-current liabilities were acquired. Franchise costs, arising from the acquisition, are being amortized over a period of 15 years. The results of operations of Rockford have been included in the accompanying statements of operations since its acquisition date.

Effective October 31, 1998, Insight L.P. exchanged its Sandy, Brigham City and Vernal, Utah systems (the "Utah Systems") servicing approximately 56,200 subscribers with TCI of Indiana Holdings, LLC ("TCI") for their Jasper and Evansville, Indiana systems servicing approximately 63,000 subscribers. This transaction has been accounted for by Insight L.P. as a sale of the Utah Systems and purchase of the Jasper and Evansville systems. Accordingly, the Evansville and Jasper systems have been included in the

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


C.   Acquisitions and Gain on Cable System Exchanges (continued)

accompanying consolidated balance sheets at $125 million (fair value of the Utah systems) and Insight L.P. recognized a gain on the sale of the Utah systems of approximately $112 million which amount represents the difference between the carrying value of the Utah Systems and their fair value. The Evansville and Jasper systems' purchase price was allocated to the cable television assets acquired as increases in property and equipment of $24 million and franchise costs of $101 million. Purchase price adjustments recorded for differences in working capital between the Utah systems and the Evansville and Jasper systems were not material. In connection with the Evansville and Jasper systems exchange, no non-current assets or non-current liabilities were acquired. Franchise costs arising from the acquisition of the Evansville and Jasper systems are being amortized over a period of 15 years. In a simultaneous transaction, the Jasper and Evansville systems were contributed by Insight L.P. into Insight Indiana (Note D).

On March 22, 1999 Insight L.P. exchanged its Franklin, Virginia cable system ("Franklin") servicing approximately 9,100 subscribers for Falcon Cable's Scottsburg ("Scottsburg") Indiana system servicing approximately 4,100 subscribers. In connection with the exchange, Insight L.P. received $8 million in cash. Furthermore, on February 1, 1999, Insight L.P. exchanged its Oldham Kentucky cable system ("Oldham") servicing approximately 8,500 subscribers for Intermedia Partners of Kentucky L.P.'s Henderson, Kentucky cable system ("Henderson") servicing approximately 10,600 subscribers. These transactions have been accounted for by Insight L.P. as sales of the Franklin and Oldham systems and purchases of the Scottsburg and Henderson systems. Accordingly, based upon the preliminary purchase price allocation, the Scottsburg and Henderson systems have been included in the accompanying condensed consolidated balance sheets at their fair values (approximately $31.3 million) and Insight L.P. recognized a gain on the sale of the Franklin and Oldham systems of approximately $16.0 million, which amount represents the difference between the carrying value of the Franklin and Oldham systems and their fair value. The Scottsburg and Henderson Systems purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $5.7 million and franchise costs of $25.6 million. Franchise costs arising from the acquisition of the Scottsburg and Henderson systems are being amortized over a period of 15 years.

On March 31, 1999 Insight L.P. acquired Americable International of Florida Inc.'s Portland, Indiana and Fort Recovery, Ohio cable systems ("Portland") servicing approximately 6,100 subscribers for $10.9 million. The preliminary purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $2.3 million and franchise costs of $8.6 million. Insight L.P. has accounted for the acquisition of the Portland systems as a purchase. Insight L.P. paid for the acquisition with borrowings under its credit facilities and with the $8 million of cash received in the Franklin/Scottsburg system exchange described above.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


D.   Insight Midwest

Insight Midwest was formed in September 1999 to serve as the holding company and a financing vehicle for the Company's cable television system joint venture with AT&T Broadband LLC (formerly Tele-Communications, Inc.) ("AT&T Broadband"). Insight Midwest is owned 50% by Insight L.P and 50% by AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC. ("TCI"). On October 1, 1999 the Company's Indiana and Kentucky systems and operations were contributed to Insight Midwest, as described further below. Through its operating subsidiaries Insight Indiana and Insight Kentucky, Insight Midwest owns and operates cable television systems in Indiana and Kentucky, which passed approximately 1.2 million homes and served approximately 749,000 customers as of December 31, 1999.

Insight Indiana

On October 31, 1998 Insight L.P. and TCI contributed certain of their cable television systems located in Indiana and Northern Kentucky (the "Indiana systems") to Insight Indiana in exchange for 50% equity interests therein. The cable television systems contributed to Insight Indiana by Insight L.P. included the Jasper and Evansville systems that were acquired by Insight L.P. from TCI on October 31, 1998 (Note C) and the Noblesville, Jeffersonville and Lafayette systems already owned by Insight L.P. (the "Insight Contributed Systems"). Effective October 31, 1998, Insight L.P. entered into a management agreement with Insight Indiana pursuant to which Insight L.P. agreed to manage the Indiana systems for an annual fee of 3% of the gross revenues of the Indiana systems. On October 1, 1999, as part of a joint venture restructuring, Insight Indiana became a wholly owned subsidiary of Insight Midwest and amended its management agreement with Insight L.P., confirming the 3% management fee. Such management fee was approximately $685,000 and $4.4 million for the two months ended December 31, 1998 and the year ended December 31, 1999, respectively, and is eliminated in consolidation. In addition to managing the day-to-day operations of the Indiana systems, Insight L.P. is the general partner and therefore effectively controls Insight Midwest and is responsible for all of the operating and financial decisions pertaining to the Indiana systems. Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Indiana will continue for a twelve year term through October 1, 2011, unless extended by Insight L.P. and TCI.

In accordance with the foregoing, the historical carrying values of the Indiana systems contributed by TCI were increased by an amount equivalent to 50% of the difference between the fair value of the systems and their respective carrying values ($89.1 million) as of October 31, 1998. In addition, the historical values of the Insight Contributed Systems were increased by $44.3 million, an amount equivalent to 50% of the difference between the fair value of such systems and their respective carrying values as of October 31, 1998. The aggregate step-up to fair value (including the step-up recorded in connection with the acquisition of the Jasper and Evansville systems--Note C) was

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


D.   Insight Midwest (continued)

allocated to the cable television assets contributed by TCI in relation to their fair values as increases in property and equipment of $58.0 million and franchise costs of $181.6 million. Neither Insight L.P. nor TCI is contractually required to contribute additional capital to Insight Midwest and, because Insight Midwest is a limited partnership, neither Insight L.P. nor TCI is liable for the obligations of Insight Indiana or the Indiana systems.

Insight Kentucky

On October 1, 1999, Insight L.P. acquired a combined 50% interest in InterMedia Capital Partners VI, L.P. (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for approximately $341.5 million, (inclusive of expenses), and Insight Midwest assumed debt of approximately $742.1 million (the total debt of the IPVI Partnership). The IPVI Partnership, through several intermediary partnerships, owned and operated cable television systems in four major markets in Kentucky:
Louisville, Lexington, Bowling Green and Covington (the "Kentucky systems"). On October 1, 1999, concurrently with this acquisition, the Kentucky systems were contributed to Insight Midwest. As a result of the IPVI Partnership's historical ownership structure, the Kentucky systems are owned and operated by Insight Kentucky Partners II, L.P. ("Insight Kentucky"), a third-tier subsidiary partnership of Insight Midwest. Also on October 1, 1999, Insight L.P. entered into a management agreement with Insight Kentucky, pursuant to which Insight L.P. manages the Kentucky systems in consideration for a 3% management fee. Such management fee was approximately $1.6 million for the three months ended December 31, 1999 and is eliminated in consolidation. Similar to Insight Indiana, in addition to managing the day-to-day operations of the Kentucky systems, Insight L.P. is the general partner and effectively controls Insight Midwest, including all of the operating and financial decisions pertaining to the Kentucky systems. Insight Kentucky and each of the other Kentucky partnerships also have twelve-year terms through October 1, 2011, unless extended by Insight and TCI.

The assets of Insight Kentucky have been valued based on the purchase price and have been preliminarily allocated between fixed and intangible assets based on management's evaluation of each individual operating system including such factors as the age of the cable plant, the progress of rebuilds and franchise relations. This resulted in a step-up in the carrying values of fixed assets of approximately $160.3 million and intangible assets of approximately $272.1 million. Fixed assets are being depreciated over their estimated useful lives and intangible assets are being amortized over 15 years (Note B).

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D.   Insight Midwest (continued)


The unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1999, assuming the contribution of the Indiana systems, the acquisition of the Kentucky systems and each of the acquisitions and exchanges described in Note C occurred as of January 1, 1998 is as follows (in thousands, except per share data):

                                                        1998        1999
                                                        ----        ----
Revenue                                               $375,682    $401,890
Loss before extraordinary item                         (78,101)   (122,457)
Net loss                                               (81,368)   (122,457)
Basic and diluted net loss per share                     (4.29)      (3.66)

E.   Insight Ohio

On August 21, 1998, Insight L.P. and Coaxial Communications of Central Ohio, Inc. ("Coaxial") entered into a contribution agreement (the "Coaxial Contribution Agreement") pursuant to which Coaxial contributed to Insight Ohio (a newly formed limited liability company) substantially all of the assets and liabilities of its cable television systems located in Columbus, Ohio and Insight L.P. contributed to Insight Ohio $10 million in cash. As a result of the Coaxial Contribution Agreement, Coaxial owns 25% of the non-voting common equity and Insight L.P., through its subsidiary Insight Holdings of Ohio, LLC, owns 75% of the non-voting common equity of Insight Ohio. In addition, Coaxial also received two separate series of voting preferred equity (Series A Preferred Interest--$140 million and Series B Preferred Interest--$30 million) of Insight Ohio (collectively the "Voting Preferred Interests").

The Voting Preferred Interests provides for cash distributions to Coaxial and certain of its affiliates as follows; Series A--10% and Series B--12-7/8%. Insight Ohio cannot redeem the Voting Preferred Interests without the permission of Coaxial; however, Insight Ohio will be required to redeem the Series A Preferred Interest in August 2006 and the Series B Preferred Interest on August 21, 2008. Coaxial has pledged the Series A Preferred Interest and Series B Preferred Interest as security for $140 million of 10% senior notes due in 2006 issued by Coaxial and an affiliate ("Senior Notes") and $55.9 million of aggregate principal amount at maturity of 12-7/8% senior discount notes due in 2008 issued by Coaxial's majority shareholder ("Senior Discount Notes"), respectively. The Senior Notes and Senior Discount Notes are conditionally guaranteed by Insight Ohio.

Insight Ohio was formed solely for the purpose of completing the aforementioned transaction. Insight L.P., as manager of Insight Ohio, earns a management fee from Insight Ohio equal to 3% of Insight Ohio's revenues. For the period from August 21, 1998 through December 31, 1998, Insight L.P. earned approximately $.5 million in management fees from Insight Ohio and for the year ended December 31, 1999, such management fees were approximately $1.4 million.

Although Insight L.P. manages and controls the day to day operations of Insight Ohio, the shareholders of Coaxial have significant participating rights. Accordingly, Insight L.P. is accounting for its investment in Insight Ohio under the equity method of accounting. Insight L.P. is amortizing the difference between its initial $10.0 million investment and its 75% interest in Insight Ohio's deficiency in assets over a period of 12 1/2 years. Such period takes into account the amortization periods related to the fair value of Insight Ohio's tangible and intangible assets. Accordingly, the accompanying statement of operations for the years ended December 31, 1998 and 1999 include Insight L.P.'s share of Insight Ohio's operating income (loss) of approximately $.1 million and $(4.6) million, respectively and the amortization of the aforementioned deficiency in assets of approximately $3.4 million and $8.6 million, respectively. The Company has provided a commitment letter to Insight Ohio to fund any operating shortfall Insight Ohio may experience during the next year and accordingly, the Company continued to apply the equity method of accounting for its investment. The Company's investment balance at December 31, 1999 was approximately $(6.5) million.

F.   SourceSuite LLC

Effective November 17, 1999, Insight Interactive entered into a Contribution Agreement with Source Media, Inc. ("Source Media"), providing for the creation of a joint venture, SourceSuite LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software, the Interactive Channel products and services, including SourceGuide and LocalSource television content. Source Media will manage the operations of the joint venture. The Company contributed $13 million in equity financing. Source Media and the Company each own 50% of the joint venture.

The Company is accounting for its investment in SourceSuite LLC under the equity method of accounting. Accordingly, the accompanying statement of operations for the year ended December 31, 1999 includes a loss of approximately $704,000 which represents the Company's 50% share of SourceSuite LLC's net loss for the year.

In connection with the Contribution Agreement, the Company and Source Media entered into a Common Stock and Warrants Purchase Agreement dated as of July 29, 1999, whereby the Company agreed to purchase 842,105 shares of Source Media common stock at $14.25 per share, representing approximately 6% of Source Media's outstanding stock, for a purchase price of $12 million in cash. The Company purchased the shares of common stock on November 17, 1999. As of December 31, 1999, the Company recorded an unrealized gain of approximately
$3.6 million, which is reflected as a separate

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



F.   SourceSuite LLC (continued)

component of stockholders' equity. The unrealized gain was calculated as the difference between the cost of the stock and its fair value at December 31, 1999. Fair value was determined using the quoted market price of the stock.

Source Media also issued to the Company five-year warrants to acquire up to an additional 4,596,786 shares of its common stock at an exercise price of $20.00 per share. The Company had not exercised any of the warrants as of December 31, 1999.

In addition, in October 1999, the Company purchased $10.2 million face amount of Source Media's 12% bonds for approximately $4.1 million. The bonds have a maturity date of November 1, 2004. The bond discount of $6.1 million is being amortized to interest income over the life of the bonds. As of December 31, 1999, the Company recorded an unrealized gain of approximately $1.8 million, which is reflected as a separate component of stockholders' equity. The unrealized gain was calculated as the difference between the amortized cost of the bonds and their fair value at December 31, 1999. Fair value was determined using the quoted market price of the bonds.

G.   Fixed Assets

Fixed assets consist of:

                                                               December 31,
                                                           1998          1999
                                                       ------------------------
                                                           (in thousands)

Land, buildings and improvements                        $   4,903     $  13,956
Cable television equipment                                181,635       717,707
Furniture, fixtures and office equipment                    8,941        16,332
                                                       ------------------------
                                                          195,479       747,995
Less accumulated depreciation and amortization            (40,067)     (104,857)
                                                       ------------------------
                                                        $ 155,412     $ 643,138
                                                       ========================

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



H.   Intangible Assets

Intangible assets consist of:

                                                            December 31,
                                                      1998              1999
                                                 ------------------------------
                                                          (in thousands)
Franchise rights                                 $   493,302        $ 1,233,091
Goodwill                                               6,943              1,190
                                                 ------------------------------
                                                     500,245          1,234,281
Less accumulated amortization                        (37,890)           (94,164)
                                                 ------------------------------
                                                 $   462,355        $ 1,140,117
                                                 ==============================


I.   Debt

Debt consists of:

                                                               December 31,
                                                         1998            1999
                                                     ---------------------------
                                                              (in thousands)

Revolving Credit Facility                            $  111,100       $    1,000
Insight Indiana Credit Facility                         460,000          470,000
Insight Kentucky Credit Facility                             --          562,000
Insight Midwest Senior Notes                                 --          200,000
Note payable to Media One                                 2,563               --
                                                     ---------------------------
                                                     $  573,663       $1,233,000
                                                     ===========================

Revolving Credit Facility

On January 22, 1998, the Company entered into a third amended and restated credit facility, which increased the maximum amount of borrowings under the amended and restated credit facility from $220.0 million to $340.0 million. As a result of the contribution of certain of the Company's cable television systems to Insight Indiana and the execution by Insight Indiana of its own credit facility, the Company entered into a fourth amended and restated credit agreement which expires in December 2005 and reduced the maximum amount of borrowings to $140.0 million. Borrowings under the fourth amended and restated credit facility bear interest at either the Alternative Base Rate (ABR) or reserve-adjusted London Interbank Offered Rate (LIBOR), plus the Applicable Margin as defined. The Applicable Margin varies based upon levels of total leverage ranging from 0.0% to 0.625% under the ABR option and 1.0% to 1.875% under

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I.   Debt (continued)

the LIBOR option. At December 31, 1998 and 1999, approximately $111.0 million and $1.0 million, respectively, was outstanding under this facility.

The fourth amended and restated credit facility is subject to numerous restrictive covenants, including but not limited to, restrictions on incurrence of indebtedness, mergers, acquisitions, asset sales, distributions, and capital expenditures. In addition, there are a series of financial tests including those measuring the Company's coverage ratios and leverage. For the years ended December 31, 1997, 1998, and 1999 average interest rates were 8.4%, 8.2% and 8.0%, respectively. Such amended credit facility is secured by substantially all the present and future assets of the Company other than those of Insight Midwest.

In March 1993, the Company issued $108.0 million aggregate principal amount of 11 1/4% Notes due in full on March 1, 2000. Effective March 1, 1997, the Company repurchased such notes for $111.2 million, which resulted in an extraordinary loss of $5.2 million.

Insight Indiana Credit Facility

At December 31, 1999, Insight Indiana had a credit facility that provides for term loans of $300.0 million and for revolving credit loans of up to $250.0 million (the "Insight Indiana Credit Facility"). The Insight Indiana Credit Facility matures in December 2006, and contains quarterly reductions in the amount of outstanding loans and commitments commencing in March 2001. Obligations under this credit facility are secured by all of the membership interests of Insight Indiana and any amounts payable to its members. Loans under the Insight Indiana Credit Facility bear interest at an ABR or LIBOR plus an additional margin tied to certain debt ratios of Insight Indiana. The credit facility requires Insight Indiana to meet certain debt financial covenants. At December 31, 1999, $470.0 million was outstanding under the Insight Indiana Credit Facility. For the two months ended December 31, 1998 and the year ended December 31, 1999 interest rates approximated 7.60% and 7.43%, respectively.

Insight Kentucky Credit Facility

The Kentucky credit facility (the "Insight Kentucky Credit Facility") provides for two term loans of $100.0 million and $250.0 million and for revolving credit loans of up to $325.0 million. Loans under the Insight Kentucky Credit Facility may be used to refinance debt, finance acquisitions, capital expenditures and for working capital and general corporate purposes as permitted by the agreement. The term loans mature in September and December 2007 and the revolving credit loans mature in October 2006, with quarterly reductions in the amount of outstanding revolving credit loans and commitments commencing in June 2001. Obligations under the Insight Kentucky Credit

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


I.   Debt (continued)

Facility are guaranteed by Insight Kentucky and Insight Kentucky Partners II, L.P. (a subsidiary of Insight Kentucky Partners I, L.P.), and are secured by all of the partnership interests of Insight Kentucky Partners I, L.P (a subsidiary of Insight Kentucky) and its subsidiaries and any intercompany notes made in favor of Insight Kentucky Partners I, L.P. and its subsidiaries. Revolving loans under the Insight Kentucky Credit Facility bear interest, at Insight Midwest's option at an alternate base or eurodollar rate, plus an additional margin tied to Insight Kentucky's ratio of total debt to annualized cash flow. The term loans under the Insight Kentucky Credit Facility also bear interest, at Insight Midwest's option, at an alternate base or Eurodollar rate, plus an additional margin. For the three months December 31, 1999, average interest rates approximated 8.47%.

The Insight Kentucky Credit Facility contains a number of covenants that, among other things, restrict the ability of Insight Kentucky to make capital expenditures, acquire or dispose of assets, enter into mergers, incur additional indebtedness, pay dividends or other distributions, create liens on assets, make investments, and engage in transactions with related parties. The Insight Kentucky Credit Facility permits the distribution to Insight Midwest of amounts equal to the interest then due and owing on the notes, assuming that the maturity of the notes has not been accelerated and, before and after giving effect to such payment, no default exists under the facility.

In addition, the Insight Kentucky Credit Facility requires compliance with certain financial ratios, requiring Insight Kentucky to enter into interest rate protection agreements covering at least 50%, subject to increase to 60% under certain circumstances, of its total indebtedness and also contains customary events of default. As of December 31, 1999, there was approximately $562.0 million outstanding under the $675.0 million Insight Kentucky Credit Facility.

Insight Midwest Senior Notes

On October 1, 1999 contemporaneously with the closing of Insight Kentucky, Insight Midwest completed a $200 million high yield offering of 9 3/4 % senior notes due 2009 (the "Insight Midwest Senior Notes"). The proceeds of the offering were used to repay certain debt of the IPVI Partnership. Interest on the Insight Midwest Senior Notes accrues at the rate of 9 3/4% per annum and is payable semi-annually on April 1 and October 1, commencing on April 1, 2000.

The Insight Midwest Senior Notes are redeemable on or after October 1, 2004. In addition, up to 35% of the Insight Midwest Senior Notes may be redeemed prior to October 1, 2002 with the net proceeds from certain sales of Insight Midwest's equity. Each holder of the Insight Midwest Senior Notes may require Insight Midwest to redeem all or part of that holder's notes upon a change of control. The Insight Midwest Senior Notes are general unsecured obligations, and are subordinate to all liabilities of Insight Midwest's subsidiaries, the amount of which was approximately $1.1 billion as of

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I.   Debt (continued)

December 31, 1999.

The Insight Midwest Senior Notes contain certain covenants that limit, among other things, the ability of Insight Midwest and its subsidiaries to incur additional debt; pay dividends on Insight Midwest's capital stock or repurchase Insight Midwest's capital stock; make investments; use assets as security in other transactions; and sell certain assets or merge with or into other companies.

Note payable

On November 24, 1997, the Company purchased the 34% limited partnership interest held by Media One for $10.3 million. The Company paid $2.6 million in cash and issued a two-year senior subordinated note payable for $7.7 million. The note bore interest at a rate of 9% payable annually. The December 31, 1998 balance of $2.6 million was paid in November 1999.

At December 31, 1999 required annual principal payments under the aforementioned credit facilities are as follows (in thousands):

                  2000                                        $     1,000
                  2001                                             98,000
                  2002                                            107,750
                  2003                                            129,250
                  2004                                            152,500
                  Thereafter                                      744,500
                                                              ------------
                                                               $1,233,000
                                                              ============


As required by its credit facilities, the Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt from a floating rate to a fixed rate basis. These agreements involve the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. At December 31, 1999 the Company had entered into various interest rate swap and collar agreements effectively fixing interest rates between 4.5% and 7.0%, plus the applicable margin on $766.0 million notional value of debt. These agreements expire between December 2001 and July 2003. The fair values of the swap agreements are not recognized in the financial statements and approximated $7.2 million at December 31, 1999.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J.   Capital Stock

The authorized capitalization of the Company consists of 300,000,000 shares of Class A common stock, par value $.01 per share, 100,000,000 shares of Class B common stock, par value $.01 per share and 100,000,000 shares of preferred stock, par value $.01 per share. The rights of the holders of Class A and Class B common stock are substantially identical in all respects, except for voting rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B commons tock are entitled to ten votes per share. Prior to the Company's IPO, the Company operated as a limited partnership and had outstanding limited partnership units. In addition, as of December 31, 1998, the Company had outstanding redeemable Class B units (Note K). In connection with the IPO, the limited partnership units and redeemable Class B units were exchanged for shares of the Company's Class A and Class B common stock as summarized below.

                                                                                       Common Stock
                                                                 Redeemable     -------------------------
                                                   LP Units    Class B Units      Class A        Class B
                                                  ----------   -------------    ----------    -----------
Balance at December 31, 1998                      41,974,421     47,215,859             --            --
Recapitalization, and issuance of common stock
  to employees                                   (41,974,421)            --     11,683,044    10,226,050
Issuance of common stock in exchange for
  redeemable Class B units                                --    (47,215,859)    11,024,136            --
Issuance of common stock in IPO                           --             --     26,450,000            --
                                                 -------------------------------------------------------
Balance at December 31, 1999                              --             --     49,157,180    10,226,050
                                                 =======================================================

K. Redeemable Class B Common Units, Warrants and Redeemable Preferred Limited Units

On January 29, 1998, Insight L.P. issued 47,215,859 non-interest bearing Class B Common Units ("Class B Units") to Vestar Capital Partners III ("Vestar") in exchange for $50 million in cash, resulting in Vestar holding a 45% ownership interest on a fully diluted basis in the partnership. In connection with the issuance of the Class B Units, Insight L.P. paid placement fees and expenses of $1.7 million to Vestar and $2.7 million to an investment banking institution which amounts have been netted against the aforementioned proceeds. The Class B Unit agreement includes a put/call arrangement whereby the Class A partners or the Class B partners may call or put, respectively, the Class B units during a 60 day period commencing in July 2004 at their fair market value. Distributions between the Class A Units and Class B Units follow ownership percentage interests until the Class B Units earn a 25% annual internal rate of return at which time distributions are amended to approximately 30% to the Class B Unit holders and 70% to the Class A Unit holders. In addition, management can earn up to 6% of the Class B holdings upon achieving certain performance measures. During 1999, in connection with the Company's IPO, the Class B Units were exchanged for shares of Class A common stock (Note J).

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. Redeemable Class B Common Units, Warrants and Redeemable Preferred Limited Units (continued)

In connection with a prior debt issuance, Insight L.P. issued detachable warrants, which were valued at $5.6 million at the date of issuance. Each warrant entitled the holder thereof to purchase 4.22 Common Units in the partnership at an exercise price of $1.61 per warrant. For accounting purposes, the value of the warrants was determined by management assuming that a sale had occurred as of each year-end and without regard to the illiquid nature of the warrants. During 1998, Insight L.P. acquired 512,200 warrants for approximately $.8 million. During 1998, 599,310 warrants were converted into 2,529,088 partnership units and 383,303 units expired. During 1999, in connection with the Company's IPO, the partnership units were exchanged for shares of common stock.

In 1993, Insight L.P. issued redeemable preferred limited units to a group of investors for a gross purchase price of $27 million. During January 1998, all of the remaining units were redeemed for $60 million pursuant to a negotiated agreement. Prior to such redemption, the units had a liquidation preference equal to the capital contribution plus a cumulative return on such capital at an annual rate of 12 1/2%. In addition, the units shared in the increase in the equity value of the partnership.

L.   @Home Warrants

Under a distribution agreement with At Home Corporation, a high-speed internet access service provider, ("@Home"), the Company provides high-speed Internet access to subscribers over its network in certain of its cable television systems. In connection with the acquisition of the Kentucky systems, Insight Kentucky obtained agreements whereby @Home issued warrants to Insight Kentucky to purchase shares of @Home Series A Common Stock ("@Home Stock") at an exercise price of $5.25 per share, as adjusted for a two-for-one stock split which occurred on June 17, 1999. Under the provisions of the agreements, Insight Kentucky estimates that it may purchase up to 459,200 shares of @Home Stock. The warrants become vested and exercisable, subject to certain forfeiture and other conditions, based on operational targets which include offering the @Home service by Insight Kentucky in its service areas and obtaining specified numbers of @Home subscribers over the remaining six-year term of the @Home distribution agreement. The Company has not recognized any income related to the warrants for the year ended December 31, 1999.

M.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), sets forth rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. At December 31, 1999, components of other comprehensive income consisted of the net unrealized gain on marketable securities of approximately $3.2 million, net of income tax of approximately $2.2 million. Prior to 1999, there were no items of other comprehensive income.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N.   Earnings Per Share

Earnings per share is calculated in accordance with the FASB Statement No. 128 "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings (loss) per share. The exchange of limited partnership units for common stock are included at an exchange ratio of .399 shares per partnership unit and .238 shares for each redeemable Class B unit from their issuance date on January 29, 1998. The general partners' interest is reflected as outstanding in all periods. The warrants are included when dilutive. The accretion to redemption value of preferred limited units is treated as a reduction of earnings available to Common holders. Basic earnings per share is computed using average shares outstanding during the period. Diluted earnings per share is basic earnings per share adjusted for the dilutive effects of the warrants.

                                                                       Year ended December 31,
                                                                   1997         1998         1999
                                                                -----------------------------------
Numerator:
    Net income (loss) from before extraordinary item            $  79,125    $ 141,873    $ (84,208)
    Accretion of redeemable Class B units                              --       (5,729)      (7,118)
    Accretion of redeemable preferred limited units               (15,275)          --           --
                                                                -----------------------------------
Numerator for basic earnings (loss) per share                      63,850      136,144      (91,326)
Effect of dilutive securities                                          --        5,729           --
                                                                -----------------------------------
Numerator for diluted earnings (loss) per share                    63,850      141,873      (91,326)

Denominator for basic income (loss) per share:                          --
   Weighted average Class A units and general partner's interest   31,635       20,287       35,417
Effect of dilutive securities
     Redeemable Class B units                                          --       10,285           --
     Warrants                                                       2,519          621           --
                                                                -----------------------------------
Potential dilutive securities                                       2,519       10,906           --
                                                                -----------------------------------
Denominator for dilutive income (loss) per share                   34,154       31,193       35,417
                                                                ===================================
Basic income (loss) per share before extraordinary item         $    2.02    $    6.71    $   (2.58)
Diluted income (loss) per share before extraordinary item       $    1.87    $    4.55    $   (2.58)
Basic income (loss) per share                                   $    1.86    $    6.55    $   (2.58)
Diluted income (loss) per share                                 $    1.78    $    4.61    $   (2.58)

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

O.   Income Taxes

The Company was originally organized as a Delaware limited partnership which elected to be treated as a "flow-through" entity for federal income tax purposes. Since the Company was not subject to federal and state income taxes for the period through July 26, 1999, no income tax provision was recorded. Instead, each of the individual partners included the taxable income or loss of the Company in their respective income tax returns.

Effective July 26, 1999, the Company converted to a corporation and is now subject to federal, state and local income taxes. In connection with the IPO, the Company recorded a one time non-recurring charge of approximately $39.5 million for deferred taxes upon the exchange of the limited partnership interests in Insight L.P. for the Company's stock. Such charge relates to the deferred tax liability associated with the difference between the financial statements and tax basis of the assets and liabilities of the Company. For the period ended December 31, 1999, the Company recorded a net deferred tax benefit of approximately $8.2 million relating to losses from operations subsequent to the conversion. In addition, the Company recorded a current tax provision for approximately $300,000 for state and local taxes.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities consist of the following at December 31, 1999 (in thousands):

       Deferred tax assets:
           Net operating loss carryforward                     $  2,871
           Accounts receivable                                      145
           Investment in unconsolidated affiliates               12,899
           Accrued expenses and other liabilities                   127
                                                               --------
       Gross deferred tax asset                                $ 16,042

       Deferred tax liabilities:
           Unrealized gain on marketable securities               2,201
           Depreciation & amortization                           47,370
                                                               --------
       Gross deferred tax liability                              49,571

       Net deferred tax liability                              $(33,529)
                                                               ========

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

O.   Income Taxes (continued)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 1997, 1998 and 1999 are as follows:

                                                                                       December 31,
                                                                         1997              1998              1999
                                                                       --------------------------------------------
Expense (benefit) at a federal statutory rate (34%)                    $ 25,100          $ 47,100          $(17,756)
State and local taxes, net                                                   --                --            (1,141)
Expenses not deductable for U.S. tax purposes                                 7                11               196
Adjustment to record charge upon conversion from a
  partnership to a corporation                                               --                --            39,526
Losses (income) for which no expense/benefit has been provided
                                                                        (25,107)          (47,111)           10,761
                                                                       --------------------------------------------
                                                                       $     --          $     --          $ 31,586
                                                                       ============================================

At December 31, 1999, the Company had a net operating loss carryforward of approximately $7.0 million for U.S. federal income tax purposes. The Company's net operating loss began accumulating effective July 26, 1999, the date of the IPO. The net operating loss will expire in the year 2019.

P.   Stock Option Plan and Other Stock Based Compensation

Stock Option Plan

The Company adopted a stock option plan (the "Plan") on June 24, 1999, which provides for the grant of incentive stock options ("ISOs"), nonqualified stock options and stock appreciation rights ("SARs"). The Company has reserved 5,000,000 shares of common stock for grant under the Plan. ISOs may be granted only to officers and key employees of the Company and nonqualified stock options and SARs may be granted to the Company's officers, employees, directors, agents and consultants. The Plan provides for the granting of ISOs at an exercise price that is not less than the fair market value of the stock on the date of grant and the granting of nonqualified options and SARs with any exercise price.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


P.   Stock Option Plan and Other Stock Based Compensation (continued)

Stock options vest over five years and expire ten years from the date granted. The following summarizes stock option activity for 1999:

                                                                             Options                 Weighted Average
                                                                           Outstanding                Exercise Price
                                                                           ----------                ----------------
        Outstanding as of January 1, 1999                                          --                        --
        Options granted                                                     2,892,500                    $24.56
        Options exercised                                                          --                        --
        Options canceled/forfeited                                            (15,000)                   $24.50
                                                                           ------------------------------------
        Outstanding as of December 31, 1999                                 2,877,500                    $24.56
                                                                           ====================================

The weighted average fair value of options granted in 1999 was $13.39 per share. The range of exercise prices for options outstanding at December 31, 1999 was $22.38 to $30.13 with a weighted average contractual life of 9.7 years. None of the options were exercisable as of December 31, 1999.

Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123), the Company has elected to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted under the Plan since all options were granted to employees at exercise prices equal to fair market value on the date of grant. Had compensation cost for the Plan been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 1999 would have been approximately $86.2 million and $2.63, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied in determining the fair value: weighted average risk-free interest rate - 6.5%; expected dividend yield - 0%; expected option life - 7 years; and expected stock price volatility - 42%.

Other Stock Based Compensation

In connection with the IPO, the Company issued a total of 1,412,181 shares of common stock to its employees. The Company recorded non-cash compensation expense of approximately $19.3 million in connection with the issuance of these shares. In October 1999, the Company granted loans to these employees, the proceeds of which were used to satisfy the individual income tax withholding obligation with respect to the receipt of these shares. In the aggregate, these loans total approximately $13.9 million. The loans are non-recourse and are represented by notes which are secured by Company common stock pledges equal to the number of shares each individual received as compensation, bear interest at the rate of 6% per annum and are payable upon the fifth anniversary of the

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P.   Stock Option Plan and Other Stock Based Compensation (continued)

note, or 180 days following the termination of employment, provided that the proceeds of any sales of the pledged shares must be applied towards early repayment of these loans.

Q.   Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are located throughout the country and the Company's policy is designed to limit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Debt: The carrying amounts of the Company's borrowings under its credit arrangements approximate fair value as they bear interest at floating rates. The carrying amounts of the Insight Midwest's senior notes approximate fair value as it bears interest at a fixed rate.

Interest rate swap agreements: The fair value of swap agreements are not recognized in the financial statements and approximated $7.2 million at December 31, 1999, based on market trading value.

R.   Related Party Transactions

Through November 1999, the Company had an agreement with Media One which enabled the Company to obtain certain services (principally pay and basic cable programming services) and equipment at rates lower than those which would be available from independent parties. In each of the years ended December 31, 1997, 1998, and 1999, programming and other operating costs include approximately $200,000 of expenses for programming services paid directly to Media One.

In addition, in connection with the Contribution Agreement (Note D), the Company purchases substantially all of its pay television and other programming for the Indiana and Kentucky systems from affiliates of TCI. Charges for such programming were $1.4 million for the two months ended December 31, 1998 and $29.6 million for the year ended December 31, 1999. Management believes that the

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


R.   Related Party Transactions (continued)

programming rates charged by TCI affiliates are lower than those which would be available for independent parties.

S.   401(k) Plan

The Company sponsors a savings and investment 401(k) Plan (the "Plan") for the benefit of its employees. All employees who have completed six months of employment and have attained age 21 are eligible to participate in the Plan. The Company makes matching contributions equal to 25% of the employee's contribution that is not in excess of 5% of the employee's wages. During 1997, 1998 and 1999 the Company matched contributions of approximately $51,000, $188,000 and $562,000, respectively.

T.   Commitments and Contingencies

The Company leases and subleases equipment and office space under operating lease arrangements expiring through December 31, 2015. Future minimum rental payments required under operating leases are as follows (in thousands):

            2000                                  $ 3,227
            2001                                    2,269
            2002                                    1,956
            2003                                    1,841
            2004                                    1,726
            Thereafter                              9,463

Rental expense for the years ended December 31, 1997, 1998 and 1999 approximated $.7 million, $1.0 million and $2.1 million, respectively.

Certain of the Company's individual systems have been named in purported class actions in various jurisdictions concerning late fee charges and practices. Certain of the Company's cable television systems charge late fees to subscribers who do not pay their cable bills on time. Plaintiffs generally allege that the late fees charged by such cable

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

T.   Commitments and Contingencies (continued)

television systems are not reasonably related to the costs incurred by the cable television systems as a result of the late payment. Plaintiffs seek to require cable television systems to provide compensation for alleged excessive late fee charges for past periods. These cases are at various stages of the litigation process. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of these actions, the ultimate disposition of these matters should not have a material adverse effect upon the financial condition or results of operations of the Company.

The Company is subject to other various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is management's opinion that the resolution of these matters will not have a material adverse affect on the consolidated financial condition of the Company.

U.   Subsequent Events

Managed Indiana Systems

On March 27, 2000, the Company entered into a two-year agreement with InterMedia Partners Southeast, an affiliate of AT&T Broadband, to provide consulting services to cable television systems acquired by AT&T Broadband, by which systems as of December 31, 1999 served approximately 114,000 customers in the State of Indiana. The Company will earn an annual fee of 3% of gross revenues for providing such consulting services. For the year ended December 31, 1999, these Indiana systems had revenues of approximately $55.0 million. Nearly all of these systems are contiguous to the Company's other Indiana systems.

Transactions with Source Media and Liberate Technologies

On March 3, 2000, pursuant to a merger with a subsidiary of Liberate Technologies ("Liberate"), SourceSuite LLC (Note F) sold all of its VirtualModem assets in exchange for the issuance to each of Insight Interactive and Source Media of 886,000 shares of Liberate common stock. Liberate's common stock had a closing sale price per share of $82.00 as of March 24, 2000. Insight Interactive and Source Media have agreed not to sell 80% of their Liberate shares prior to July 31, 2000. SourceSuite LLC continues to own and operate its programming assets, LocalSource and SourceGuide, and has entered into preferred content and programming services agreements with Liberate. As a result of this transaction, the Company expects to record a gain ranging from approximately $60.0 million to approximately $72.0 million, which will be recorded during the first quarter of 2000.

Agreement in Principle with AT&T

On March 15, 2000, the Company reached an agreement in principle with AT&T Corp. for the delivery of telephone service utilizing the Company's cable television systems

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


U.   Subsequent Events (continued)

under the "AT&T" brand name. The terms of the agreement in principle provide that the Company will market, service and bill for local telephone service. AT&T would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. AT&T would pay the Company a fee for the use of the local telephone lines, and will also compensate the Company for installation and maintenance services at customers' residences. In addition, AT&T would pay the Company commissions for sales the Company makes to its customers. The Company expects to sell the AT&T-branded local telephone service separately and as part of bundled offerings, which would also include the sale of AT&T long-distance telephone services. The agreement in principle is subject to the negotiation and execution of definitive agreements.

Greenwood Letter of Intent

On March 21, 2000, Insight Midwest entered into a letter of intent with Cable One, Inc., a subsidiary of The Washington Post Company, for the acquisition of a cable television system serving approximately 16,000 customers in Greenwood, Indiana as of December 31, 1999. Due to its geographic proximity, the Company intends to integrate the Greenwood system with its Central District in Indiana. The acquisition by Insight Midwest of the Greenwood system would occur upon completion of a proposed trade of systems between Cable One and AT&T Broadband. The transaction is subject to the negotiation and execution of definitive agreements.

Expansion of Insight Midwest

On March 23, 2000, the Company entered into a letter of intent with AT&T Broadband to contribute to Insight Midwest additional cable television systems serving approximately 537,000 customers, nearly doubling the customer base of Insight Midwest. Through a series of transactions, the Company will contribute to Insight Midwest its interests in systems serving approximately 187,000 customers and AT&T Broadbond will contribute systems serving approximately 350,000 customers. Initially, the Company would exchange its Claremont, California system for a system in Freeport, Illinois, subject to completion by AT&T Broadband of its proposed acquisition of MediaOne. The Freeport system would be integrated into the Company's Rockford, Illinois system, creating a cluster of approximately 75,000 customers in the northern part of the state. The Company would also purchase from AT&T Broadband systems serving approximately 100,000 customers in North Central Illinois. Concurrently with this purchase, the Company would contribute to Insight Midwest all of its systems not already owned by Insight Midwest, including the newly purchased Illinois systems, the expanded Rockford, Illinois cluster, the Company's interest in its Columbus, Ohio system and its Griffin, Georgia system, as well as systems in Indiana not already owned by Insight Midwest. At the same time, AT&T Broadband would contribute to Insight Midwest systems located in Central and North Central Illinois serving approximately 250,000 customers. As a result, Insight Midwest would increase its customer base of approximately 748,800 as of December 31, 1999 to approximately 1.3 million, and the Company would increase its total number of customers served by approximately 350,000. AT&T Broadband would receive an amount of cash from the Company. Upon completion of the transactions, Insight Midwest would remain equally owned by the Company and AT&T Broadband, and the Company would continue to serve as the general partner and manage and operate the Insight Midwest

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


U.   Subsequent Events (continued)

systems. The transactions are subject to the negotiation and execution of definitive agreements.

V.  Quarterly Financial Data (Unaudited)

                                                                            Three months ended
                                                      --------------------------------------------------------------   Year ended
1999                                                   March 31         June 30        September 30      December 31   December 31
                                                      -----------------------------------------------------------------------------
Revenue                                               $  45,377        $  46,406        $  46,581        $ 104,329        $ 242,693

Operating loss                                           (3,805)          (3,065)         (24,949)          (3,235)         (35,054)

Income (loss) before extraordinary item                   7,238          (14,912)         (67,669)          (8,865)         (84,208)

Net income (loss)                                         7,238          (14,912)         (67,669)          (8,865)         (84,208)

Basic income (loss) per share before
   extraordinary item                                    $0.24           $(1.07)          $(1.43)          $(0.15)          $(2.58)
Diluted income (loss) per share
   before extraordinary item                             $0.26           $(1.07)          $(1.43)          $(0.15)          $(2.58)
Basic income (loss) per share                            $0.24           $(1.07)          $(1.43)          $(0.15)          $(2.58)
Diluted income (loss) per share                          $0.26           $(1.07)          $(1.43)          $(0.15)          $(2.58)

                                                                            Three months ended
                                                      --------------------------------------------------------------   Year ended
1998                                                   March 31         June 30        September 30      December 31   December 31
                                                      -----------------------------------------------------------------------------
Revenue                                               $  23,161        $  25,162        $  25,480        $  39,099        $ 112,902

Operating income (loss)                                   5,863           10,370            6,348           (8,375)          14,206

Income (loss) before extraordinary item                      73            4,071             (299)         138,028          141,873

Net income (loss)                                            73            4,071             (299)         134,761          138,606

Basic income (loss) per share before
  extraordinary item                                         $-            $0.11           $(0.11)           $8.05            $6.71
Diluted income (loss) per share before
  extraordinary item                                         $-            $0.07           $(0.11)           $4.94           $4.55
Basic income (loss) per share                                $-            $0.11           $(0.11)           $7.85           $6.55
Diluted income (loss) per share                              $-            $0.07           $(0.11)           $4.82           $4.61



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Insight Communications Company, Inc.


Date: March 28, 2000                    By:  /s/ Michael S. Willner
                                             ----------------------
                                             Michael S. Willner, President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signatures                    Title                                              Date
----------                    -----                                              ----


/s/ Sidney R. Knafel
-----------------------
Sidney R. Knafel              Chairman of the Board                              March 28, 2000


/s/ Michael S. Willner
-----------------------
Michael S. Willner            President, Chief Executive Officer and             March 28, 2000
                              and Director (Principal Executive Officer)


/s/ Kim D. Kelly
-----------------------
Kim D. Kelly                  Executive Vice President, Chief Financial          March 28, 2000
                              and Operating Officer, Treasurer and Director
                              (Principal Financial and Accounting Officer)


/s/ Thomas L. Kempner
-----------------------
Thomas L. Kempner             Director                                           March 28, 2000


/s/ James S. Marcus
-----------------------
James S. Marcus               Director                                           March 28, 2000


/s/ Prakash A. Melwani
-----------------------
Prakash A. Melwani            Director                                           March 28, 2000


/s/ Daniel S. O'Connell
-----------------------
Daniel S. O'Connell           Director                                           March 28, 2000