Form 10-Q
period 2000-03-31
INSIGHT COMMUNICATIONS CO INC
filed 2000-05-15
CIK 1084421

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 2000


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

                            _______________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes X__ No ___

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Class                             Outstanding at May 15, 2000
          -----------------------------------               ---------------------------
          Class A Common Stock, $.01 Par Value                        49,157,180
          Class B Common Stock, $.01 Par Value                        10,226,050

================================================================================

                       PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (which, except as disclosed elsewhere herein, consist only of normal recurring accruals) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December, 31 1999.
                                       1

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                            December 31,               March 31,
                                                                                               1999                      2000
                                                                                     ------------------      --------------------
                            ASSETS                                                            (Note A)               (unaudited)

Cash and cash equivalents                                                                    $  113,511                $   93,520
Marketable securities                                                                            21,650                    73,860
Trade accounts receivable, net of allowance for doubtful accounts of $764 in 1999
     and $747 in 2000                                                                            12,104                     9,632

Due from affiliated companies                                                                       308                       429
Prepaid expenses and other current assets                                                        18,383                    22,684
                                                                                     ------------------      --------------------
Total current assets                                                                            165,956                   200,125

Fixed assets, net of accumulated depreciation of $104,857 in 1999 and $132,456
     in 2000                                                                                    643,138                   663,364

Intangible assets, net of accumulated amortization of $94,164 in 1999 and $117,213            1,140,117                 1,117,234
     in 2000
Deferred financing costs, net of amortization of $1,055 in 1999 and $1,528 in 2000               20,368                    19,895
Investment in unconsolidated affiliates                                                           5,991                         -
Officer and employee loans receivable                                                            13,900                    13,900
                                                                                     ------------------      --------------------
                                                                                             $1,989,470                $2,014,518
                                                                                     ==================      ====================
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                             $   67,996                $   77,822
Accrued expenses and other liabilities                                                            9,431                     7,198
Accrued property taxes                                                                           12,620                    11,662
Deferred revenue                                                                                  7,287                     6,951
Interest payable                                                                                 19,415                    23,544
                                                                                     ------------------      --------------------
      Total current liabilities                                                                 116,749                   127,177

Investment in unconsolidated affiliates                                                               -                     6,122
Deferred income taxes                                                                            33,529                    43,861
Debt                                                                                          1,233,000                 1,232,000
                                                                                     ------------------      --------------------
                                                                                              1,383,278                 1,409,160

Minority interest                                                                                18,132                     2,678

Stockholders' equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, 0 shares issued and
     outstanding as of December 31, 1999 and March 31, 2000                                           -                         -
Common stock, $0.01 par value:
     Class A - 300,000,000 shares authorized, 49,157,180 shares issued
       and outstanding as of December 31, 1999 and March 31, 2000                                   492                       492
     Class B - 100,000,000 shares authorized, 10,226,050 shares issued
       and outstanding as of December 31, 1999 and March 31, 2000                                   102                       102
Additional paid in capital                                                                      656,486                   656,486
Accumulated deficit                                                                             (72,188)                  (36,667)
Accumulated other comprehensive income (loss)                                                     3,168                   (17,733)
                                                                                     ------------------      --------------------
                                                                                                588,060                   602,680
                                                                                     ------------------      --------------------
                                                                                             $1,989,470                $2,014,518
                                                                                     ==================      ====================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                        --------------------------------------
                                                                               1999                 2000
                                                                        -----------------     ----------------
Revenue                                                                          $ 45,377             $103,623
Costs and expenses:
  Programming and other operating costs                                            13,263               35,389
  Selling, general and administrative                                              10,180               23,218
  Depreciation and amortization                                                    25,739               51,120
                                                                        -----------------     ----------------
                                                                                   49,182              109,727
                                                                        -----------------     ----------------
Operating loss                                                                     (3,805)              (6,104)

Other income (expense):
  Gain on cable system exchanges                                                   19,762                    -
  Interest expense, net                                                           (10,493)             (24,171)
  Other expense                                                                        (7)                 (25)
                                                                        -----------------     ----------------
                                                                                    9,262              (24,196)
                                                                        -----------------     ----------------

Income (loss) before minority interest, gain on sale of equity
  investment and equity in losses of investees                                      5,457              (30,300)
Minority interest                                                                   4,494               15,454
Gain on sale of equity investment                                                       -               80,937
Equity in losses of investees                                                      (2,713)              (5,614)
                                                                        -----------------     ----------------
Income before income taxes                                                          7,238               60,477
Provision for income taxes                                                              -               24,956
                                                                        -----------------     ----------------
Net income                                                                          7,238               35,521
Accretion of redeemable Class B units                                              (3,125)                   -
                                                                        -----------------     ----------------
Net income applicable to common stockholders                                     $  4,113             $ 35,521
                                                                        =================     ================

Basic income per share                                                           $   0.24             $   0.60
Diluted income per share                                                         $   0.24             $   0.60

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                       --------------------------------------
                                                                             1999                 2000
                                                                       -----------------     ----------------
Operating activities:
 Net income                                                                     $  7,238             $ 35,521
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                  25,739               51,120
   Gain on sale of equity investment                                                   -              (80,937)
   Gain on cable systems exchanges                                               (19,762)                  -
   Deferred income taxes                                                               -               24,856
   Equity in losses of investees                                                   2,713                5,614
   Minority interest                                                              (4,494)             (15,454)
   Provision for losses on trade accounts receivable                                 378                1,699
   Amortization of bond discount                                                       -                 (197)
   Change in operating assets and liabilities:
      Trade accounts receivable                                                    1,814                  773
      Due from and to affiliates                                                   1,605                 (121)
      Prepaid expenses and other assets                                           (1,871)              (4,302)
      Accounts payable                                                             6,088                9,826
      Accrued expenses and other liabilities                                         875               (3,527)
      Interest payable                                                            (1,870)               4,129
                                                                       -----------------     ----------------
Net cash provided by operating activities                                         18,453               29,000
                                                                       -----------------     ----------------
Investing activities:
   Purchases of fixed assets                                                     (20,831)             (47,825)
   Purchase of cable television system                                            (2,900)                   -
   Increase in intangible assets                                                  (3,957)                (166)
                                                                       -----------------     ----------------
Net cash used in investing activities                                            (27,688)             (47,991)
                                                                       -----------------     ----------------
Financing activities:
   Proceeds from bank credit facility                                             19,000                    -
   Repayment of borrowings                                                             -               (1,000)
                                                                       -----------------     ----------------
Net cash provided by (used in) financing activities                               19,000               (1,000)
                                                                       -----------------     ----------------
Net increase (decrease) in cash and cash equivalents                               9,765              (19,991)
Cash and cash equivalents at beginning of period                                  19,902              113,511
                                                                       -----------------     ----------------
Cash and cash equivalents at end of period                                      $ 29,667             $ 93,520
                                                                       =================     ================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

On July 26, 1999, Insight Communications Company, Inc. (the "Company") completed an initial public offering ("IPO") of Class A common stock in which the Company sold approximately 26,450,000 shares of its common stock. Offering proceeds net of underwriting discounts and other offering expenses totaled approximately $607.0 million and were applied primarily toward the repayment of senior indebtedness and to finance the October 1, 1999 acquisition of Kentucky cable television systems (Note D). Prior to the IPO, the Company operated as a limited partnership. The Company was reconstituted as a corporation upon the completion of the IPO, at which time all of the limited partnership's units were exchanged for shares of common stock.

The Company owns and operates cable television systems in Kentucky, Indiana, Illinois, Ohio, California and Georgia, as described below. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Insight Communications Company, L.P. ("Insight L.P.") and Insight Interactive LLC ("Insight Interactive"). Insight L.P. owns and operates cable television systems in Illinois, Indiana, California and Georgia. In addition, Insight L.P. owns a 50% interest in Insight Midwest, L.P. ("Insight Midwest"), which through its wholly-owned subsidiaries, Insight Communications of Indiana, LLC ("Insight Indiana") and Insight Communications of Kentucky, L.P. ("Insight Kentucky") owns and operates cable television systems in Indiana and Kentucky (Note D). Insight L.P. is the manager of Insight Midwest and effectively controls all operating and financial decisions. Therefore, the accompanying consolidated financial statements include the accounts of Insight Midwest.

Through its wholly-owned subsidiary, Insight Holdings of Ohio, LLC, Insight L.P. owns a 75% non-voting equity interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"), which operates cable television systems in the Columbus, Ohio area (Note E). Insight L.P. accounts for its investment in Insight Ohio under the equity method of accounting.

The Company's other wholly-owned subsidiary, Insight Interactive owns a 50% equity interest in SourceSuite LLC (Note F), which is also accounted for under the equity method of accounting.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

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

Earnings Per Share

As a result of the IPO, earnings per share is presented in the accompanying statements of operations as if a conversion of securities from partnership units to common shares occurred at the beginning of all periods presented. Basic earnings per share is computed using average shares outstanding during the period which includes the effect of the new shares issued in connection with the IPO. For 1999, diluted earnings per share equals basic earnings per share since the effect of an assumed conversion of certain partnership units and certain warrants to common shares was anti-dilutive. For 2000, diluted earnings per share equals basic earnings per share as there was no effect on weighted average shares outstanding from the assumed exercise of stock options calculated using the treasury stock method.

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

Change in Estimate

Effective January 1, 2000, the Company changed the estimated useful lives of fixed assets which related to the Company's current rebuild program. The changes in estimated useful lives were made to reflect management's evaluation of the economic lives of the newly rebuilt plant. This change was made on a prospective basis and resulted in an increase in net income for the three months ended March 31, 2000 of approximately $3.6 million, or $0.06 per share.

Recent Accounting pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which as amended by SFAS No. 137 is effective for all quarters of fiscal years

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. Significant Accounting Policies (continued)

beginning after June 15, 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Although the Company has not completed its assessment of the impact of FASB No. 133 on the Company's results of operations and financial position, the Company does not anticipate that the adoption of this statement will be material.

C. Acquisitions and Gain on Cable System Exchanges

On March 22, 1999 Insight L.P. exchanged its Franklin, Virginia cable system ("Franklin") servicing approximately 9,100 subscribers for Falcon Cable's Scottsburg ("Scottsburg") Indiana system servicing approximately 4,100 subscribers. In connection with the exchange, Insight L.P. received $8.0 million in cash. Furthermore, on February 1, 1999, Insight L.P. exchanged its Oldham Kentucky cable system ("Oldham") servicing approximately 8,500 subscribers for Intermedia Partners of Kentucky L.P.'s Henderson, Kentucky cable system ("Henderson") servicing approximately 10,600 subscribers. These transactions have been accounted for by Insight L.P. as sales of the Franklin and Oldham systems and purchases of the Scottsburg and Henderson systems. Accordingly, the Scottsburg and Henderson systems have been included in the accompanying condensed consolidated balance sheets at their fair values (approximately $31.3 million) and Insight L.P. recognized a gain on the sale of the Franklin and Oldham systems of approximately $16.0 million, which amount represents the difference between the carrying value of the Franklin and Oldham systems and their fair value. The Scottsburg and Henderson Systems purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $5.7 million and franchise costs of $25.6 million. Franchise costs arising from the acquisition of the Scottsburg and Henderson systems are being amortized over a period of 15 years.

On March 31, 1999 Insight L.P. acquired Americable International of Florida Inc.'s Portland, Indiana and Fort Recovery, Ohio cable systems ("Portland") servicing approximately 6,100 subscribers for $10.9 million. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $2.3 million and franchise costs of $8.6 million. Insight L.P. has accounted for the acquisition of the Portland systems as a purchase. Franchise costs arising from the acquisition are being amortized over a period of 15 years. Insight L.P. paid for the acquisition with borrowings under its credit facilities and with the $8.0 million of cash received in the Franklin/Scottsburg system exchange described above.

D. Insight Midwest

Insight Midwest was formed in September 1999 to serve as the holding company and a financing vehicle for the Company's cable television system joint venture with AT&T Broadband LLC (formerly Tele-Communications, Inc.) ("AT&T Broadband"). Insight Midwest is owned 50% by Insight L.P and 50% by AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC ("TCI"). On October 1, 1999 the Company's Indiana and Kentucky systems and operations were contributed to Insight Midwest, as described further below. Through its operating subsidiaries Insight Indiana and Insight Kentucky, Insight Midwest owns and operates cable television systems in Indiana and Kentucky, which passed approximately 1.2 million homes and served approximately 749,000 customers as of March 31, 2000.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. Insight Midwest (continued)

Insight Indiana

On October 31, 1998 Insight L.P. and TCI contributed certain of their cable television systems located in Indiana and Northern Kentucky (the "Indiana systems") to Insight Indiana in exchange for 50% equity interests therein. The cable television systems contributed to Insight Indiana by Insight L.P. included the Jasper and Evansville systems that were acquired by Insight L.P. from TCI on October 31, 1998 and the Noblesville, Jeffersonville and Lafayette systems already owned by Insight L.P. (the "Insight Contributed Systems"). Effective October 31, 1998, Insight L.P. entered into a management agreement with Insight Indiana pursuant to which Insight L.P. agreed to manage the Indiana systems for an annual fee of 3% of the gross revenues of the Indiana systems. On October 1, 1999, as part of a joint venture restructuring, Insight Indiana became a wholly owned subsidiary of Insight Midwest and amended its management agreement with Insight L.P., confirming the 3% management fee. Such management fee was approximately $1.0 million and $1.1 million for the three months ended March 31, 2000 and March 31, 1999, respectively, and is eliminated in consolidation. In addition to managing the day-to-day operations of the Indiana systems, Insight L.P. is the general partner and therefore effectively controls Insight Midwest and is responsible for all of the operating and financial decisions pertaining to the Indiana systems. Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Indiana will continue for a twelve year term through October 1, 2011, unless extended by Insight L.P. and TCI.

In accordance with the foregoing, the historical carrying values of the Indiana systems contributed by TCI were increased by an amount equivalent to 50% of the difference between the fair value of the systems and their respective carrying values ($89.1 million) as of October 31, 1998. In addition, the historical values of the Insight Contributed Systems were increased by $44.3 million, an amount equivalent to 50% of the difference between the fair value of such systems and their respective carrying values as of October 31, 1998. The aggregate step-up to fair value (including the step-up recorded in connection with the acquisition of the Jasper and Evansville systems) was allocated to the cable television assets contributed by TCI in relation to their fair values as increases in property and equipment of $58.0 million and franchise costs of $181.6 million. Neither Insight L.P. nor TCI is contractually required to contribute additional capital to Insight Midwest and, because Insight Midwest is a limited partnership, neither Insight L.P. nor TCI is liable for the obligations of Insight Indiana or the Indiana systems.

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

L.P. ("Insight Kentucky"), a third-tier subsidiary partnership of Insight Midwest. Also on October 1, 1999, Insight L.P. entered into a management agreement with Insight Kentucky, pursuant to which Insight L.P. manages the Kentucky systems in consideration for a 3% management fee. Such management fee was approximately $1.7 million for the three months ended March 31, 2000 and is eliminated in consolidation. Similar to Insight Indiana, in addition to managing the day-to-day operations of the Kentucky systems, Insight L.P. is the general partner and effectively controls Insight Midwest, including all of the operating and financial decisions pertaining to the Kentucky systems. Insight Kentucky and each of the other Kentucky partnerships also have twelve-year terms through October 1, 2011, unless extended by Insight and TCI.

The assets of Insight Kentucky have been valued based on the purchase price and have been preliminarily allocated between fixed and intangible assets based on management's evaluation of each individual operating system including such factors as the age of the cable plant, the progress of rebuilds and franchise relations. This resulted in a step-up in the carrying values of fixed assets of approximately $160.3 million and intangible assets of approximately $272.1 million. Fixed assets are being depreciated over their estimated useful lives and intangible assets are being amortized over 15 years.

The unaudited pro forma results of operations of the Company for the three months ended March 31, 1999, assuming the acquisition of the Kentucky systems, and each of the acquisitions and exchanges described in Note C occurred as of January 1, 1999 is as follows (in thousands, except per share data):

                                                 Three months ended
                                                   March 31, 1999
                                                   --------------
     Revenue                                            $ 97,044
     Net loss                                            (23,494)
     Basic and diluted loss per share                      (1.57)

E. Insight Ohio

On August 21, 1998, Insight L.P. and Coaxial Communications of Central Ohio, Inc. ("Coaxial") entered into a contribution agreement (the "Coaxial Contribution Agreement") pursuant to which Coaxial contributed to Insight Ohio (a newly formed limited liability company) substantially all of the assets and liabilities of its cable television systems located in Columbus, Ohio and Insight L.P. contributed to Insight Ohio $10.0 million in cash. As a result of the Coaxial Contribution Agreement, Coaxial owns 25% of the non-voting common equity and Insight L.P., through its subsidiary Insight Holdings of Ohio, LLC, owns 75% of the non-voting common equity of Insight Ohio. In addition, Coaxial also received two separate series of voting preferred equity (Series A Preferred Interest--$140.0 million and Series B Preferred Interest--$30.0 million) of Insight Ohio (collectively the "Voting Preferred Interests").

The Voting Preferred Interests provide for cash distributions to Coaxial and certain of its affiliates as follows; Series A--10% and Series B--12-7/8%. Insight Ohio cannot redeem the Voting Preferred Interests without the permission of Coaxial; however, Insight Ohio will be required to redeem the Series A Preferred Interest in August 2006 and the Series B Preferred Interest on August

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


E. Insight Ohio (continued)

21, 2008. Coaxial has pledged the Series A Preferred Interest and Series B Preferred Interest as security for $140.0 million of 10% senior notes due in 2006 issued by Coaxial and an affiliate ("Senior Notes") and $55.9 million of aggregate principal amount at maturity of 12-7/8% senior discount notes due in 2008 issued by Coaxial's majority shareholder ("Senior Discount Notes"), respectively. The Senior Notes and Senior Discount Notes are conditionally guaranteed by Insight Ohio.

Insight Ohio was formed solely for the purpose of completing the aforementioned transaction. Insight L.P., as manager of Insight Ohio, earns a management fee from Insight Ohio equal to 3% of Insight Ohio's revenues. For the three months ended March 31, 1999 and 2000, Insight L.P. earned approximately $400,000 in management fees from Insight Ohio.

Although Insight L.P. manages and controls the day to day operations of Insight Ohio, the shareholders of Coaxial have significant participating rights. Accordingly, Insight L.P. is accounting for its investment in Insight Ohio under the equity method of accounting. Insight L.P. is amortizing the difference between its initial $10.0 million investment and its 75% interest in Insight Ohio's deficiency in assets over a period of 12 1/2 years. Such period takes into account the amortization periods related to the fair value of Insight Ohio's tangible and intangible assets. Accordingly, the accompanying statement of operations for the three months ended March 31, 1999 and 2000 include Insight L.P.'s share of Insight Ohio's operating loss of approximately $550,000 and $2.3 million, respectively and the amortization of the aforementioned deficiency in assets of approximately $2.1 million. The Company has provided a commitment letter to Insight Ohio to fund any operating shortfall Insight Ohio may experience during the next year and accordingly, the Company continued to apply the equity method of accounting for its investment. The Company's investment balance at March 31, 2000 was approximately $(10.9) million.

F. SourceSuite LLC

Effective November 17, 1999, Insight Interactive entered into a Contribution Agreement with Source Media, Inc. ("Source Media"), providing for the creation of a joint venture, SourceSuite LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software, the Interactive Channel products and services, including SourceGuide and LocalSource television content. Source Media will manage the operations of the joint venture. The Company contributed $13.0 million in equity financing. Source Media and the Company each own 50% of the joint venture.

The Company is accounting for its investment in SourceSuite LLC under the equity method of accounting. Accordingly, the accompanying statement of operations for the three months ended March 31, 2000 includes a loss of approximately $1.2 million which represents the Company's 50% share of SourceSuite LLC's net loss for the period.

In connection with the Contribution Agreement, the Company and Source Media entered into a Common Stock and Warrants Purchase Agreement dated as of July 29, 1999, whereby the Company agreed to purchase 842,105 shares of Source Media common stock at $14.25 per share, representing approximately 6% of Source Media's outstanding stock, for a purchase price of $12.0 million in

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. SourceSuite LLC (continued)

cash. The Company purchased the shares of common stock on November 17, 1999. As of March 31, 2000, the Company recorded a cumulative unrealized loss of approximately $400,000, which is reflected as a separate component of stockholders' equity (including an unrealized loss of approximately $4.0 million for the three month period ended March 31, 2000). The unrealized loss was calculated as the difference between the cost of the stock and its fair value at March 31, 2000. Fair value was determined using the quoted market price of the stock.

Source Media also issued to the Company five-year warrants to acquire up to an additional 4,596,786 shares of its common stock at an exercise price of $20.00 per share. The Company had not exercised any of the warrants as of March 31, 2000.

In addition, in October 1999, the Company purchased $10.2 million face amount of Source Media's 12% bonds for approximately $4.1 million. The bonds have a maturity date of November 1, 2004. The bond discount of $6.1 million is being amortized to interest income over the life of the bonds. As of March 31, 2000, the Company recorded a cumulative unrealized gain of approximately $2.2 million, which is reflected as a separate component of stockholders' equity (including an unrealized gain of approximately $416,000 for the three month period ended March 31, 2000). The unrealized gain was calculated as the difference between the amortized cost of the bonds and their fair value at March 31, 2000. Fair value was determined using the quoted market price of the bonds.

On March 3, 2000, pursuant to a merger with a subsidiary of Liberate Technologies ("Liberate"), SourceSuite LLC sold all of its VirtualModem assets in exchange for the issuance to each of Insight Interactive and Source Media of 886,000 shares of Liberate common stock. Insight Interactive and Source Media have agreed not to sell 80% of their Liberate shares prior to July 31, 2000. SourceSuite LLC continues to own and operate its programming assets, LocalSource and SourceGuide, and has entered into preferred content and programming services agreements with Liberate. As a result of this transaction, the Company recorded a gain on sale of joint venture assets of approximately $81.0 million during the three months ended March 31, 2000. In addition, the Company recorded an unrealized loss of approximately $31.8 million for the three months ended March 31, 2000, which represents the difference between the fair value of the Liberate shares on March 31, 2000 as compared to March 3, 2000, the date the Company received the shares.

G. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), sets forth rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. For the three months ended March 31, 2000, total comprehensive income was $14.6 million (net income of $35.5 million less an unrealized net loss of $20.9 million). At March 31, 2000, components of accumulated other comprehensive income consisted of the net unrealized loss on marketable securities of approximately $17.7 million, net of income tax of approximately $12.3 million. For the three months ended March 31, 1999 there were no items of other comprehensive income.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

I. Recent Developments

Managed Indiana Systems

On March 17, 2000, the Company expanded its agreement with InterMedia Partners Southeast, an affiliate of AT&T Broadband, to provide consulting services beginning May 1, 2000 to cable television systems acquired by AT&T Broadband, which systems as of December 31, 1999 served approximately 114,000 customers in the State of Indiana. The agreement provides for a term ending April 30, 2002, and the Company will earn an annual fee of 3% of gross revenues for providing such consulting services. Nearly all of these systems are contiguous to the Company's other Indiana systems.

Agreement in Principle with AT&T

On March 15, 2000, the Company reached an agreement in principle with AT&T
Corp. for the delivery of telephone service utilizing the Company's cable television systems under the "AT&T" brand name. The terms of the agreement in principle provide that the Company will market, service and bill for local telephone service. AT&T would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. AT&T would pay the Company a fee for the use of the cable television lines, and will also compensate the Company for installation and maintenance services at customers' residences. In addition, AT&T would pay the Company commissions for sales the Company makes to its customers. The Company expects to sell the AT&T-branded local telephone service separately and as part of bundled offerings, which would also include the sale of AT&T long-distance telephone services. The agreement in principle is subject to the negotiation and execution of definitive agreements.

Greenwood Letter of Intent

On March 21, 2000, Insight Midwest entered into a letter of intent with Cable One, Inc., a subsidiary of The Washington Post Company, for the acquisition of a cable television system serving approximately 16,000 customers in Greenwood, Indiana as of March 31, 2000. Due to its geographic proximity, the Company intends to integrate the Greenwood system with its Central District in Indiana. The acquisition by Insight Midwest of the Greenwood system would occur upon completion of a proposed trade of systems between Cable One and AT&T Broadband. The transaction is subject to the negotiation and execution of definitive agreements.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I. Recent Developments (continued)

Expansion of Insight Midwest

On March 23, 2000, the Company entered into a letter of intent with AT&T Broadband to contribute to Insight Midwest additional cable television systems serving approximately 537,000 customers, nearly doubling the customer base of Insight Midwest. Through a series of transactions, the Company will contribute to Insight Midwest its interests in systems serving approximately 187,000 customers and AT&T Broadband will contribute systems serving approximately 350,000 customers. Initially, the Company would exchange its Claremont, California system for a system in Freeport, Illinois, subject to completion by AT&T Broadband of its proposed acquisition of MediaOne. The Freeport system would be integrated into the Company's Rockford, Illinois system, creating a cluster of approximately 75,000 customers in the northern part of the state. The Company would also purchase from AT&T Broadband systems serving approximately 100,000 customers in North Central Illinois. Concurrently with this purchase, the Company would contribute to Insight Midwest all of its systems not already owned by Insight Midwest, including the newly purchased Illinois systems, the expanded Rockford, Illinois cluster, the Company's interest in its Columbus, Ohio system and its Griffin, Georgia system, as well as systems in Indiana not already owned by Insight Midwest. At the same time, AT&T Broadband would contribute to Insight Midwest systems located in Central and North Central Illinois serving approximately 250,000 customers. As a result, Insight Midwest would increase its customer base of approximately 749,000 as of March 31, 2000 to approximately 1.3 million, and the Company would increase its total number of customers served by approximately 350,000. AT&T Broadband would receive an amount of cash from the Company. Upon completion of the transactions, Insight Midwest would remain equally owned by the Company and AT&T Broadband, and the Company would continue to serve as the general partner and manage and operate the Insight Midwest systems. The transactions are subject to the negotiation and execution of definitive agreements.

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

     On July 26, 1999, we completed our initial public offering of Class A common stock. The offering proceeds net of underwriting discounts and other offering expenses totaled approximately $607.0 million and were applied primarily toward the repayment of senior indebtedness and to finance our October 1, 1999 acquisition of Kentucky cable television systems, as described below. Prior to the offering, we operated as a limited partnership. We were reconstituted as a corporation upon completion of the offering, at which time all of the limited partnership's units were exchanged for shares of our common stock.

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

General

     Substantially all of our historical revenues were earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices and installations and from selling advertising. In addition, we earn revenues from commissions for products sold through home shopping networks and from management fees for managing Insight Communications of Central Ohio, LLC.

Results of Operations

  The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations.

                                                                                Three Months Ended March 31,
                                                                            -----------------------------------
                                                                                 1999                   2000
                                                                               --------               --------
                                                                                       (in thousands)
Revenue                                                                      $ 45,377                 $103,623
Costs and expenses:
     Programming and other operating costs                                     13,263                   35,389
     Selling, general and administrative                                       10,180                   23,218
     Depreciation and amortization                                             25,739                   51,120
                                                                            ---------                 --------
                                                                               49,182                  109,727
                                                                            ---------                 --------
Operating loss                                                                 (3,805)                  (6,104)

EBITDA                                                                         43,470                  135,768
Interest expense, net                                                         (10,493)                 (24,171)
Provision for income taxes                                                          -                   24,956
Net income                                                                      7,238                   35,521

Net cash provided by operating activities                                      18,453                   29,000
Net cash used in investing activities                                         (27,688)                 (47,991)
Net cash provided by (used in) financing activities                            19,000                   (1,000)

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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Revenues increased 128.4% to $103.6 million for the three months ended March 31, 2000 compared to $45.4 million for the three months ended March 31, 1999. The results were impacted by the Kentucky acquisition completed on October 1, 1999. The incremental revenue generated by the Kentucky systems approximated $56.4 million, accounting for 96.9% of the consolidated revenue increase.

     Revenues per customer per month averaged $40.88 for the three months ended March 31, 2000 compared to $35.91 for the three months ended March 31, 1999 primarily reflecting an increase in average monthly basic revenue per customer of $3.95. Average monthly basic revenue per customer averaged $29.41 during the three months ended March 31, 2000 compared to $25.46 during the comparable period of 1999 primarily reflecting the completion of rebuilds in most Indiana
systems and the Rockford, Illinois system.   In addition, monthly revenue for
high speed data services averaged $.58 per basic customer for the three months ended March 31, 2000. There was no revenue recorded for these services for the three months ended March 31, 1999 as the service had not been deployed.

     Programming and other operating costs increased 166.8% to $35.4 million for the three months ended March 31, 2000 compared to $13.3 million for the three months ended March 31, 1999. The incremental expense generated by the Kentucky systems approximated $19.6 million accounting for 88.7% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $2.5 million accounting for approximately 11.3% of the total increase, primarily as a result of increased programming costs and additional programming carried by our systems.

     Selling, general and administrative expenses increased 128.1% to $23.2 million for the three months ended March 31, 2000 compared to $10.2 million for the three months ended March 31, 1999. The incremental expense generated by the Kentucky systems approximated $10.5 million accounting for 80.8% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $2.5 million accounting for approximately 19.2% of the total increase, primarily reflecting increased marketing activity associated with new product introductions and increased corporate expenses.

     Depreciation and amortization expense increased 98.6% to $51.1 million for the three months ended March 31, 2000 compared to $25.7 million for the three months ended March 31, 1999. This increase was primarily due to the acquisitions of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in assets being depreciated over longer lives.

     For the three months ended March 31, 2000, an operating loss of $6.1 million was incurred as compared to an operating loss of $3.8 million for the three months ended March 31, 1999, primarily for the reasons set forth above.

     EBITDA increased 212.3% to $135.8 million for the three months ended March 31, 2000 as compared to $43.5 for the three months ended March 31, 1999 primarily resulting from a gain of $80.9 million on the sale of joint venture assets in the first quarter of 2000 as compared to a gain on systems exchanges of $19.8 million for the three months ended March 31, 1999, as well as the results generated by the Kentucky acquisition during the first three months of 2000. In addition, minority interest income of $15.5 million increased 244.0% for the first three months of 2000 compared to the first three months of 1999 primarily due to the Kentucky acquisition.

     Interest expense, net increased 130.5% to $24.2 million for the three months ended March 31, 2000 compared to $10.5 million for the three months ended March 31, 1999. The increase was primarily due to higher average outstanding indebtedness related to the Kentucky acquisition. Average debt outstanding during the three months ended March 31, 2000 was $1.2 billion at an average interest rate of 8.4%.

     The provision for income taxes was $25.0 million for the three months ended March 31, 2000, which represents an effective tax rate of 41.3%. For the three months ended March 31, 1999, there was no tax provision since prior to July 26, 1999, the date of the Company's initial public offering, the Company was organized as a limited partnership. As such, each of the individual partners included the taxable income or loss of the Company in their respective tax returns.

     For the three months ended March 31, 2000 net income of $35.5 million was realized for the reasons set forth above.

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

     On July 26, 1999 we completed our initial public offering of shares of common stock, generating gross proceeds of $648.0 million. We incurred approximately $41.0 million of underwriting discounts and expenses in connection with the offering resulting in net proceeds of $607.0 million. The net proceeds were applied primarily toward the repayment of senior indebtedness and to finance our October 1, 1999 acquisition of Kentucky cable television systems.

     For the three months ended March 31, 1999 and March 31, 2000, we spent $20.8 million and $47.8 million, respectively, in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. For the three months ended March 31, 1999 and March 31, 2000, cash from operations totaled $18.5 million and $29.0 million, which together with borrowings under our credit facilities, funded the above noted capital expenditures.

     It is anticipated that during 2000, we will have approximately $212.4 million of capital expenditures, exclusive of capital expenditures required for the deployment of telephone services. Included in the planned 2000 capital expenditures is $104.3 million for the continued upgrade of our Indiana and Kentucky cable television systems, which will involve the wide deployment of fiber optics and other capital projects associated with implementing our clustering strategy. The upgrades of all of our systems are planned to be completed by December 31, 2000. The planned

2000 capital expenditures also include $35.3 million for the purchase of digital converters. The amount of such capital expenditures for years subsequent to 2000 will depend on numerous factors including the level of success in deploying our new services which will impact the amount of capital we will need for digital converters and other network service infrastructure to support demand for new products and services.

     At March 31, 2000, we had aggregate consolidated indebtedness of $1.2 billion, including $1.0 billion outstanding under senior bank credit facilities. The senior bank facilities consisted of:

          . $140.0 million reducing revolver credit facility maturing in December 2005, which supports our national systems, of which there were no borrowings;
          . $550.0 million reducing revolving credit/term loan facility maturing in December 2006, which supports our Indiana systems, of which $470.0 million was outstanding; and
          . $675.0 million reducing revolving credit/term loan facility maturing in October 2006, which supports our Kentucky systems, of which $562.0 million was outstanding.

     Each of the senior credit facilities is stand-alone, having a separate lending group. The credit facilities for the Indiana and Kentucky systems are non-recourse to us, and none of the three facilities has cross-default provisions relating to each other. Each credit facility has different revolving credit and term periods and contains separately negotiated, specifically tailored covenants. The weighted average interest rates for amounts outstanding under the Indiana and Kentucky senior credit facilities at March 31, 2000 were 8.13% and 8.33%. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, incur additional debt, pay dividends or other distributions, create liens on assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios, require us to enter into interest rate protection agreements and contain customary events of default.

     On October 1, 1999, in connection with the formation of Insight Midwest and our acquisition of a 50% interest in the Kentucky systems, Insight Midwest completed an offering of $200.0 million principal amount of its 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. Interest on the notes is payable on April 1 and October 1 of each year. The indenture relating to the senior notes imposes certain limitations on the ability of Insight Midwest to, among other things, incur debt, make distributions, make investments and sell assets.

     During March 2000, we determined that Insight Ohio's cash flow from operations and amounts available under its credit facility may not be sufficient to finance the operating, capital and debt service requirements of the system. As such, we have provided a commitment letter to Insight Ohio to fund any operating shortfall through the year 2000.

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which as amended by SFAS No. 137 is effective for all quarters of fiscal years beginning after June 15, 2000. The statement requires us to recognize all derivatives on the balance sheet at fair value. Although we have not completed our assessment of the impact of FASB

No. 133 on our results of operations and financial position, we do not anticipate that the adoption of this statement will be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of March 31, 2000, our interest rate swap and collar agreements expire in varying amounts through 2002.

     The fair market value of our long-term debt approximates its carrying value as it bears interest at floating rates of interest. As of March 31, 2000, the estimated fair value of our interest rate swap and collar agreements was approximately $9.2 million, which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

     As of March 31, 2000, we had hedged approximately $766.0 million, or 74%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $3.2 million.

     We have investments of approximately $73.5 million as of March 31, 2000 in certain marketable securities, which primarily consists of equity and fixed investments. The fair value of these investments are subject to market risk fluctuations, and as of May 12, 2000 the fair value of such investments had declined to $38.6 million.

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     During the first quarter of 2000, the Company granted stock options to certain of its employees to purchase an aggregate of 2,500 shares of Class A common stock. The grants were not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2 (a) (3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) and in compliance with Rule 506 thereunder.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

  27.1   Financial Data Schedule.


     (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the period covered by this quarterly report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INSIGHT COMMUNICATIONS COMPANY, INC.




Date:  May 15, 2000          By:  /s/ Michael S. Willner
                             ----------------------------
                             Michael S. Willner
                             President, Chief Executive Officer and Director



                             By:  /s/ Kim D. Kelly
                             ----------------------
                             Kim D. Kelly
                             Executive VP, Chief Financial & Operating Officer, Secretary and Director