Form 10-Q
period 2000-06-30
INSIGHT COMMUNICATIONS CO INC
filed 2000-08-11
CIK 1084421

__________________________________________________________________________
__________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ______________________


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000



                        Commission file number  0-26677

                            _______________________

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                    Delaware                        13-4053502
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

                  810 7th Avenue
                New York, New York                        10019
         (Address of principal executive offices)      (Zip code)

        Registrant's telephone number, including area code: 917-286-2300

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                          Outstanding at August 10, 2000
-----------------------------------------------------  ------------------------------
     Class A Common Stock, $.01 Par Value                        49,157,180
     Class B Common Stock, $.01 Par Value                        10,226,050


                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                             December 31,               June 30,
                                                                                                1999                      2000
                                                                                             ----------               -----------
                                     ASSETS                                                    (Note A)               (unaudited)

Cash and cash equivalents                                                                    $  113,511                $   72,425
Investment in debt and equity securities                                                         21,650                    40,446
Trade accounts receivable, net of allowance for doubtful accounts
    of $764 in 1999 and $751 in 2000                                                             12,104                     9,889
Due from affiliated companies                                                                       308                       616
Prepaid expenses and other current assets                                                        18,383                    22,565
                                                                                             ----------                ----------
    Total current assets                                                                        165,956                   145,941
Fixed assets, net of accumulated depreciation of $104,857 in 1999
    and $163,295 in 2000                                                                        643,138                   685,429
Intangible assets, net of accumulated amortization of $94,164 in 1999
    and $140,235 in 2000                                                                      1,140,117                 1,093,790
Deferred financing costs, net of amortization of $1,055 in 1999                                  20,368                    20,544
    and $2,082 in 2000
Investment in unconsolidated affiliates                                                          12,501                     3,680
Officer and employee loans receivable                                                            13,900                    14,401
                                                                                             ----------                ----------
                                                                                             $1,995,980                $1,963,785
                                                                                             ==========                ==========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                             $   67,996                $   55,612
Accrued expenses and other liabilities                                                            9,431                     8,869
Accrued property taxes                                                                           12,620                     6,210
Deferred revenue                                                                                  7,287                     6,634
Interest payable                                                                                 19,415                    20,236
                                                                                             ----------                ----------
    Total current liabilities                                                                   116,749                    97,561

Investment in unconsolidated affiliates                                                           6,510                    10,120
Deferred income taxes                                                                            33,529                    20,046
Debt                                                                                          1,233,000                 1,281,000
                                                                                             ----------                ----------
                                                                                              1,389,788                 1,408,727

Minority interest                                                                                18,132                   (12,788)

Stockholders' equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, 0 shares issued and
    outstanding as of December 31, 1999 and June 30, 2000                                             -                         -
Common stock, $0.01 par value:
    Class A - 300,000,000 shares authorized, 49,157,180 shares issued
        and outstanding as of December 31, 1999 and June 30, 2000                                   492                       492
    Class B - 100,000,000 shares authorized, 10,226,050 shares issued
        and outstanding as of December 31, 1999 and June 30, 2000                                   102                       102
Additional paid in capital                                                                      656,486                   656,286
Accumulated deficit                                                                             (72,188)                  (48,515)
Accumulated other comprehensive income (loss)                                                     3,168                   (40,519)
                                                                                             ----------                ----------
                                                                                                588,060                   567,846
                                                                                             ----------                ----------
                                                                                             $1,995,980                $1,963,785
                                                                                             ==========                ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                Three months ended                         Six months ended
                                                          ------------------------------             -----------------------------
                                                                     June 30,                                  June 30,
                                                                     --------                                  --------
                                                             1999                 2000                 1999                 2000
                                                           --------             --------             --------             --------
Revenue                                                    $ 46,406             $106,898             $ 91,783             $210,521
Costs and expenses:
 Programming and other operating costs                       12,598               38,133               25,861               73,522
 Selling, general and administrative                         10,672               19,698               20,852               42,916
 Depreciation and amortization                               26,201               53,405               51,940              104,525
                                                           --------             --------             --------             --------
                                                             49,471              111,236               98,653              220,963
                                                           --------             --------             --------             --------
Operating loss                                               (3,065)              (4,338)              (6,870)             (10,442)

Other income (expense):
 Gain on cable system exchanges                                   -                    -               15,799                    -
 Interest expense, net                                      (11,081)             (25,541)             (21,574)             (49,712)
 Other income (expense):                                        (93)                 122                    -                   97
                                                           --------             --------             --------             --------
                                                            (11,174)             (25,419)              (5,775)             (49,615)
                                                           --------             --------             --------             --------

Loss before minority interest, gain on
 sale of equity investment and equity in losses of
 investees                                                  (14,239)             (29,757)             (12,645)             (60,057)
Minority interest                                             2,183               15,466                6,676               30,920
Gain on sale of equity investment                                 -                    -                    -               80,937
Equity in losses of investees                                (2,856)              (5,317)              (5,569)             (10,931)
                                                           --------             --------             --------             --------
Income (loss) before income taxes                           (14,912)             (19,608)             (11,538)              40,869
Provision (benefit) for income taxes                              -               (7,760)                   -               17,196
                                                           --------             --------             --------             --------
Net income (loss)                                           (14,912)             (11,848)             (11,538)              23,673
Accretion of redeemable Class B units                        (3,125)                   -               (6,250)                   -
                                                           --------             --------             --------             --------
Net income (loss) applicable to common stockholders        $(18,037)            $(11,848)            $(17,788)            $ 23,673
                                                           ========             ========             ========             ========

Basic income (loss) per share                                $(1.07)              $(0.20)              $(1.05)               $0.40
Diluted income (loss) per share                              $(1.07)              $(0.20)              $(1.05)               $0.40

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                              ------------------------------
                                                                                1999                  2000
                                                                              --------             ---------
Operating activities:
 Net income (loss)                                                            $(11,538)            $  23,673
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                51,940               104,525
   Gain on sale of equity investment                                                 -               (80,937)
   Gain on cable systems exchanges                                             (15,899)                    -
   Deferred income taxes                                                             -                16,875
   Equity in losses of investees                                                 5,569                10,931
   Minority interest                                                            (6,676)              (30,920)
   Provision for losses on trade accounts receivable                               866                 3,387
   Amortization of bond discount                                                     -                  (404)
   Change in operating assets and liabilities:
      Trade accounts receivable                                                  1,338                (1,172)
      Due from and to affiliates                                                   (84)                 (308)
      Prepaid expenses and other assets                                         (2,315)               (4,683)
      Accounts payable                                                           3,731               (12,384)
      Accrued expenses and other liabilities                                     1,976                (7,625)
      Interest payable                                                          (3,481)                  821
                                                                              --------             ---------
Net cash provided by operating activities                                       25,427                21,779
                                                                              --------             ---------
Investing activities:
   Purchases of fixed assets                                                   (43,811)              (99,718)
   Investment in unconsolidated affiliate                                            -                (5,000)
   Investment in equity securities                                                   -                (5,000)
   Purchase of cable television system                                          (2,900)                    -
   (Increase) decrease in intangible assets                                    (12,621)                  256
                                                                              --------             ---------
Net cash used in investing activities                                          (59,332)             (109,462)
                                                                              --------             ---------
Financing activities:
   Proceeds from borrowings under bank credit facility                          27,500                49,000
   Repayment of borrowings                                                           -                (1,000)
   Deferred financing costs                                                          -                (1,203)
   Other                                                                             -                  (200)
                                                                              --------             ---------
Net cash provided by financing activities                                       27,500                46,597
                                                                              --------             ---------
Net decrease in cash and cash equivalents                                       (6,405)              (41,086)
                                                                              --------             ---------
Cash and cash equivalents at beginning of period                                19,902               113,511
                                                                              --------             ---------
Cash and cash equivalents at end of period                                    $ 13,497             $  72,425
                                                                              ========             =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Organization and Basis of Presentation

On July 26, 1999, Insight Communications Company, Inc. (the "Company") completed an initial public offering ("IPO") of Class A common stock in which the Company sold approximately 26,450,000 shares of its common stock. Offering proceeds, net of underwriting discounts and other offering expenses, totaled approximately $607.0 million and were applied primarily toward the repayment of senior indebtedness and to finance the October 1, 1999 acquisition of Kentucky cable television systems (Note D). Prior to the IPO, the Company operated as a limited partnership. The Company was reconstituted as a corporation upon the completion of the IPO, at which time all of the limited partnership's units were exchanged for shares of common stock.

The Company owns and operates cable television systems in Kentucky, Indiana, Illinois, Ohio, California and Georgia, as described below. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Insight Communications Company, L.P. ("Insight L.P.") and Insight Interactive LLC ("Insight Interactive"). Insight L.P. owns and operates cable television systems in Illinois, Indiana, California and Georgia. In addition, Insight L.P. owns a 50% interest in Insight Midwest, L.P. ("Insight Midwest"), which through its wholly-owned subsidiaries, Insight Communications of Indiana, LLC ("Insight Indiana") and Insight Communications of Kentucky, L.P. ("Insight Kentucky") owns and operates cable television systems in Indiana and Kentucky (Note D). Insight L.P. is the general partner of Insight Midwest and effectively controls all operating and financial decisions. Therefore, the accompanying consolidated financial statements include the accounts of Insight Midwest.

Through its wholly-owned subsidiary, Insight Holdings of Ohio, LLC, Insight L.P. owns a 75% non-voting equity interest in Insight Communications of Central Ohio, LLC ("Insight Ohio"), which operates cable television systems in the Columbus, Ohio area (Note E). Insight L.P. accounts for its investment in Insight Ohio under the equity method of accounting.

The Company's other wholly-owned subsidiary, Insight Interactive, owns a 50% equity interest in SourceSuite LLC (Note F), which is also accounted for under the equity method of accounting.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Change in Estimate

Effective January 1, 2000, the Company changed the estimated useful lives of fixed assets which related to the Company's current rebuild program. The changes in estimated useful lives were made to reflect management's evaluation of the economic lives of the newly rebuilt plant. This change was made on a prospective basis and resulted in an increase in net income for the three months and six months ended June 30, 2000 of approximately $1.5 million, or $0.02 per share and $2.7 million, or $0.05 per share, respectively.

Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which as amended by SFAS No. 137 is effective for all quarters of fiscal years beginning after June 15, 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Although the Company has not yet completed its assessment of the impact of FASB No. 137 on the Company's results of operations and financial position, the Company does not anticipate that the adoption of this statement will be material.

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

D. Insight Midwest

Insight Midwest was formed in September 1999 to serve as the holding company and a financing vehicle for the Company's cable television system joint venture with AT&T Broadband LLC (formerly Tele-Communications, Inc.) ("AT&T Broadband"). Insight Midwest is owned 50% by Insight L.P and 50% by AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC ("TCI"). On October 1, 1999 the Company's Indiana and Kentucky systems and operations were contributed to Insight Midwest, as described further below. Through its operating subsidiaries Insight Indiana and Insight Kentucky, Insight Midwest owns and operates cable television systems in Indiana and Kentucky, which passed approximately 1.2 million homes and served approximately 734,000 customers as of June 30, 2000.

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

Noblesville, Jeffersonville and Lafayette systems already owned by Insight L.P. (the "Insight Contributed Systems"). Effective October 31, 1998, Insight L.P. entered into a management agreement with Insight Indiana pursuant to which Insight L.P. agreed to manage the Indiana systems for an annual fee of 3% of the gross revenues of the Indiana systems. On October 1, 1999, as part of a joint venture restructuring, Insight Indiana became a wholly owned subsidiary of Insight Midwest and amended its management agreement with Insight L.P., confirming the 3% management fee. Such management fee was approximately $1.0 million and $1.1 million for the three months ended June 30, 2000 and 1999, respectively, and $2.0 million and $2.2 million for the six months ended June 30, 2000 and 1999, respectively, and is eliminated in consolidation. In addition to managing the day-to-day operations of the Indiana systems, Insight L.P. is the general partner and therefore effectively controls Insight Midwest and is responsible for all of the operating and financial decisions pertaining to the Indiana systems. Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Indiana will continue for a twelve year term through October 1, 2011, unless extended by Insight L.P. and TCI.

Insight Kentucky

On October 1, 1999, Insight L.P. acquired a combined 50% interest in InterMedia Capital Partners VI, L.P. (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for approximately $341.5 million, (inclusive of expenses), and Insight Midwest assumed debt of approximately $742.1 million (the total debt of the IPVI Partnership). The IPVI Partnership, through several intermediary partnerships, owned and operated cable television systems in four major markets in Kentucky:
Louisville, Lexington, Bowling Green and Covington (the "Kentucky systems"). On October 1, 1999, concurrently with this acquisition, the Kentucky systems were contributed to Insight Midwest. As a result of the IPVI Partnership's historical ownership structure, the Kentucky systems are owned and operated by Insight Kentucky Partners II, L.P. ("Insight Kentucky"), a third-tier subsidiary partnership of Insight Midwest. Also on October 1, 1999, Insight L.P. entered into a management agreement with Insight Kentucky, pursuant to which Insight L.P. manages the Kentucky systems in consideration for a 3% management fee. Such management fee was approximately $1.7 million and $3.4 million for the three months and six months ended June 30, 2000 and is eliminated in consolidation. Similar to Insight Indiana, in addition to managing the day-to-day operations of the Kentucky systems, Insight L.P. is the general partner and effectively controls Insight Midwest, including all of the operating and financial decisions pertaining to the Kentucky systems. Insight Kentucky and each of the other Kentucky partnerships also have twelve-year terms through October 1, 2011, unless extended by Insight and TCI.

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

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


D. Insight Midwest (continued)

The unaudited pro forma results of operations of the Company for the six months ended June 30, 1999, assuming the acquisition of the Kentucky systems, and each of the acquisitions and exchanges described in Note C occurred as of January 1, 1999 is as follows (in thousands, except per share data):



                                                             Six months ended
                                                              June 30, 1999
                                                              -------------
Revenue                                                          $195,557
Net loss applicable to common stockholders                        (57,877)
Basic and diluted loss per share                                    (3.42)

E. Insight Ohio  (See also Note J)

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

Insight Ohio was formed solely for the purpose of completing the aforementioned transaction. Insight L.P., as manager of Insight Ohio, earns a management fee from Insight Ohio equal to 3% of Insight Ohio's revenues. For the three months ended June 30, 1999 and 2000, Insight L.P. earned approximately $400,000 in management fees from Insight Ohio and for the six months ended June 30, 1999 and 2000, such management fees were approximately $727,000 and $729,000, respectively.

Although Insight L.P. manages and controls the day to day operations of Insight Ohio, the shareholders of Coaxial have significant participating rights. Accordingly, Insight L.P. is accounting for its investment in Insight Ohio under the equity method of accounting. Insight L.P. is amortizing the

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


E. Insight Ohio (continued)

difference between its initial $10.0 million investment and its 75% interest in Insight Ohio's deficiency in assets over a period of 12 1/2 years. Such period takes into account the amortization periods related to the fair value of Insight Ohio's tangible and intangible assets. Accordingly, the accompanying statements of operations for the three months ended June 30, 1999 and 2000 include Insight L.P.'s share of Insight Ohio's operating loss of approximately $700,000 and $2.0 million, respectively and the amortization of the aforementioned deficiency in assets of approximately $2.1 million. For the six months ended June 30, 1999 and 2000, Insight L.P.'s share of Insight Ohio's operating loss was $1.2 million and $4.3 million, respectively. The Company has provided a commitment letter to Insight Ohio to fund any operating shortfall Insight Ohio may experience during 2000 and accordingly, the Company continued to apply the equity method of accounting for its investment. The Company contributed $5.0 million to Insight Ohio during the six months ended June 30, 2000. The Company's investment balance at June 30, 2000 was approximately $(10.1) million.

F. SourceSuite LLC

Effective November 17, 1999, Insight Interactive entered into a Contribution Agreement with Source Media, Inc. ("Source Media"), providing for the creation of a joint venture, SourceSuite LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software, the Interactive Channel products and services, including SourceGuide and LocalSource television content. Source Media manages the operations of the joint venture. The Company contributed $13.0 million in equity financing. Source Media and the Company each own 50% of the joint venture.

On March 3, 2000, pursuant to a merger with a subsidiary of Liberate Technologies ("Liberate"), SourceSuite LLC sold all of its VirtualModem assets in exchange for the issuance to each of Insight Interactive and Source Media of 886,000 shares of Liberate common stock.

SourceSuite LLC continues to own and operate its programming assets, LocalSource and Source Guide, and has entered into preferred content and programming services agreements with Liberate. As a result of this transaction, the Company recorded a gain on sale of joint venture assets of approximately $81.0 million during the six months ended June 30, 2000. In addition, as of June 30, 2000, the Company recorded an unrealized loss of approximately $61.5 million, which is reflected as a separate component of stockholders' equity. The unrealized loss was calculated as the difference between the fair value of the Liberate shares on June 30, 2000 as compared to March 3, 2000, the date the Company received the shares.

The Company is accounting for its investment in SourceSuite LLC under the equity method of accounting. Accordingly, the accompanying statements of operations for the three months and six months ended June 30, 2000 include losses of approximately $1.2 million and $2.3 million, respectively which represents the Company's 50% share of SourceSuite LLC's net loss for the periods.

In connection with the Contribution Agreement, the Company and Source Media entered into a Common Stock and Warrants Purchase Agreement dated as of July 29, 1999, whereby the Company agreed to purchase 842,105 shares of Source Media common stock at $14.25 per share, representing approximately 6% of Source Media's outstanding stock, for a purchase price of $12.0 million in cash. The

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


F. SourceSuite LLC (continued)

Company purchased the shares of common stock on November 17, 1999. As of June 30, 2000, the Company recorded a cumulative unrealized loss of approximately $8.7 million, which is reflected as a separate component of stockholders' equity (including an unrealized loss of approximately $8.3 million for the six month period ended June 30, 2000). The unrealized loss was calculated as the difference between the cost of the stock and its fair value at June 30, 2000. Fair value was determined using the quoted market price of the stock. Source Media also issued to the Company five-year warrants to acquire up to an additional 4,596,786 shares of its common stock at an exercise price of $20.00 per share. The Company had not exercised any of the warrants as of June 30, 2000.

In addition, in October 1999, the Company purchased $10.2 million face amount of Source Media's 12% bonds for approximately $4.1 million. The bonds have a maturity date of November 1, 2004. The bond discount of $6.1 million is being amortized to interest income over the life of the bonds. As of June 30, 2000, the Company recorded a cumulative unrealized gain of approximately $1.5 million, which is reflected as a separate component of stockholders' equity (net of an unrealized loss of approximately $705,000 for the six month period ended June 30, 2000). The unrealized gain was calculated as the difference between the amortized cost of the bonds and their fair value at June 30, 2000. Fair value was determined using the quoted market price of the bonds.

G. Managed Indiana Systems

On March 17, 2000, the Company expanded its agreement with InterMedia Partners Southeast, an affiliate of AT&T Broadband, to provide consulting services beginning May 1, 2000 to cable television systems acquired by AT&T Broadband, which systems as of June 30, 2000 served approximately 122,000 customers in Indiana and Kentucky. The agreement provides for a term ending April 30, 2002, and the Company will earn an annual fee of 3% of gross revenues for providing such consulting services. Nearly all of these systems are contiguous to the Company's other Indiana systems. For the six months ended June 30, 2000, such management fee was approximately $300,000.

H. Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), sets forth rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. For the three months ended June 30, 2000, total comprehensive loss was $ 34.6 million (net loss of $11.8 million plus an unrealized net loss of $22.8 million). For the six months ended June 30, 2000, total comprehensive loss was $20.0 million (net income of $23.7 million less an unrealized net loss of $43.7 million). At June 30, 2000, components of accumulated other comprehensive income consisted of the net unrealized loss on marketable securities of approximately $40.5 million, net of income tax of approximately $28.2 million. For the three months and six months ended June 30, 1999 there were no items of other comprehensive income (loss).

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


I. Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

J. Recent Developments

Greenwood Letter of Intent

On March 21, 2000, Insight Midwest entered into a letter of intent with Cable One, Inc., a subsidiary of The Washington Post Company, for the acquisition of a cable television system serving approximately 16,000 customers in Greenwood, Indiana. The acquisition by Insight Midwest of the Greenwood system would occur upon completion of a proposed trade of systems between Cable One and AT&T Broadband. The transaction is subject to the negotiation and execution of definitive agreements.

Purchase of Coaxial Common Interest

On August 8, 2000, Insight Ohio (Note E) purchased Coaxial's 25% non-voting common equity interest. The purchase price was 1,000,000 shares of common stock of the Company, 20% of which is payable by September 1, 2000 in cash or shares of common stock, at the Company's option. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"), and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power. As a result of this transaction, the financial results of Insight Ohio will be consolidated with the financial results of the Company.

Although the financial results of Insight Ohio will be consolidated into the Company as a result of this transaction, for financing purposes, Insight Ohio will be an unrestricted subsidiary of the Company. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

The purchase agreement also contains a provision stating that if at any time the Senior Notes or Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require the Company to purchase their interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of the Company's common stock issued on August 8, 2000.

Telephony Agreements

On July 17, 2000, the Company and its affiliates entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing the cable systems' infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay the cable affiliate a monthly per line access fee. AT&T Broadband will also pay the cable affiliate for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


J. Recent Developments (continued)

the local exchange carrier of record. It is expected that the cable affiliates will market the telephone services both independently and as part of a bundle of services.

Expansion of Insight Midwest

On March 23, 2000, Insight L.P. entered into a letter of intent with AT&T Broadband for the contribution to Insight Midwest of additional cable television systems serving approximately 537,000 customers. Initially, Insight L.P. will exchange its Claremont, California system for AT&T's system in Freeport, Illinois. Insight L.P. will also purchase from AT&T systems serving approximately 100,000 customers in North Central Illinois. Concurrently with this purchase, Insight L.P. will contribute to Insight Midwest such newly purchased systems, as well as all of its other systems not already owned by Insight Midwest, including the aforementioned Freeport, Illinois swap (comprising in total approximately 187,000 customers). At the same time, AT&T will contribute to Insight Midwest systems located in Central and North Central Illinois serving approximately 250,000 customers. Both Insight L.P. and AT&T Broadband will contribute their respective systems to Insight Midwest subject to an agreed-upon amount of indebtedness so that Insight Midwest will remain equally owned by Insight L.P. and AT&T. Insight L.P. will continue to serve as the general partner of Insight Midwest and manage and operate the Insight Midwest systems. The transactions are subject to the negotiation and execution of definitive agreements.

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

General

     Substantially all of our revenues are earned from customer fees for cable television programming services including premium, pay-per-view and digital services as well as high-speed data services and ancillary services, such as rental of converters and remote control devices and installations and from selling advertising. In addition, we earn revenues from commissions for products sold through home shopping networks and from management fees for managing Insight Communications of Central Ohio, LLC and systems in Indiana and Kentucky owned by AT&T Broadband.

Results of Operations

  The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations.

                                                              Three months ended               Six months ended
                                                                   June 30,                         June 30,
                                                            -------------------------      -------------------------
                                                                 (in thousands)                (in thousands)

                                                               1999           2000            1999            2000
                                                            ---------       --------        --------         ------
Revenue                                                      $ 46,406       $106,898       $ 91,783       $ 210,521
Costs and expenses:
     Programming and other operating costs                     12,598         38,133         25,861          73,522
     Selling, general and administrative                       10,672         19,698         20,852          42,916
     Depreciation and amortization                             26,201         53,405         51,940         104,525
                                                             ---------      ---------      ---------       ---------
                                                               49,471        111,236         98,653         220,963
                                                             ---------      ---------      ---------       ---------
Operating loss                                                 (3,065)        (4,338)        (6,870)        (10,442)

EBITDA                                                         22,370         59,338         61,976         195,106
Interest expense, net                                         (11,081)       (25,541)       (21,574)        (49,712)
Provision (benefit) for income taxes                                -         (7,760)             -          17,196
Net income (loss)                                             (14,912)       (11,848)       (11,538)         23,673
Net cash provided by (used in) operating activities             6,974         (7,221)        25,427          21,779
Net cash used in investing activities                         (31,644)       (61,471)       (59,332)       (109,462)
Net cash provided by financing activities                       8,500         47,597         27,500          46,597

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Revenues increased 130.4% to $106.9 million for the three months ended June 30, 2000 compared to $46.4 million for the three months ended June 30, 1999. The results were impacted by the Kentucky acquisition completed on October 1, 1999. The incremental revenue generated by the Kentucky systems approximated $57.6 million, accounting for 95.2% of the consolidated revenue increase.

     Revenues per customer per month averaged $42.56 for the three months ended June 30, 2000 compared to $36.64 for the three months ended June 30, 1999 primarily reflecting an increase in average monthly basic revenue per customer of $3.88. Average monthly basic revenue per customer averaged $29.92 during the three months ended June 30, 2000 compared to $26.04 during the comparable period of 1999 reflecting the completion of rebuilds in most Indiana systems and the Rockford, Illinois system. In addition, higher basic rates in the Kentucky systems increased the average monthly basic revenue per customer by approximately $2.24. In addition, monthly revenue for high speed data services averaged $.88 per basic customer for the three months ended June 30, 2000 compared to $.06 per basic customer for the comparable period in 1999.

     Programming and other operating costs increased 202.7% to $38.1 million for the three months ended June 30, 2000 compared to $12.6 million for the three months ended June 30, 1999. The incremental expense generated by the Kentucky systems approximated $21.1 million accounting for 82.8% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $4.4 million accounting for approximately 17.2% of the total increase, primarily as a result of increased programming rates and additional programming carried by the other systems.

     Selling, general and administrative expenses increased 84.6% to $19.7 million for the three months ended June 30, 2000 compared to $10.7 million for the three months ended June 30, 1999. The incremental expense generated by the Kentucky systems approximated $8.0 million accounting for 88.9% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $1.0 million accounting for approximately 11.1% of the total increase, primarily reflecting increased marketing activity associated with new product introductions and increased corporate expenses.

     Depreciation and amortization expense increased 103.8% to $53.4 million for the three months ended June 30, 2000 compared to $26.2 million for the three months ended June 30, 1999. This increase was primarily due to the acquisition of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in assets being depreciated over longer lives.

     For the three months ended June 30, 2000, an operating loss of $4.3 million was incurred as compared to an operating loss of $3.1 million for the three months ended June 30, 1999, primarily for the reasons set forth above.

     EBITDA increased 165.3% to $59.3 million for the three months ended June 30, 2000 as compared to $22.4 for the three months ended June 30, 1999 primarily due to the operating results generated by the Kentucky acquisition during the three months ended June 30, 2000. In addition, minority interest income was $15.5 million for the second quarter of 2000 as compared to $2.2 million for the comparable period in 1999 primarily due to the Kentucky acquisition. Offsetting these increases are increased corporate overhead expenses driven by growth and product expansion.

     Interest expense, net increased 130.5% to $25.5 million for the three months ended June 30, 2000 compared to $11.1 million for the three months ended June 30, 1999. The increase was primarily due to higher average outstanding indebtedness related to the Kentucky acquisition. Average debt outstanding during the three months ended June 30, 2000 was $1.3 billion at an average interest rate of 8.5%.

     The benefit for income taxes was $7.8 million for the three months ended June 30, 2000, which represents an effective tax rate of 39.9%. For the three months ended June 30, 1999, there was no tax provision since prior to July 26, 1999, the date of the Company's initial public offering, the Company was organized as a limited partnership. As such, each of the individual partners included the taxable income or loss of the Company in their respective tax returns.

     For the three months ended June 30, 2000 a net loss of $11.8 million was realized for the reasons set forth above.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Revenues increased 129.4% to $210.5 million for the six months ended June 30, 2000 compared to $91.8 million for the six months ended June 30, 1999 due primarily to the Kentucky acquisition.

     Revenues per customer per month averaged $41.87 for the six months ended June 30, 2000 compared to $36.50 for the six months ended June 30, 1999 primarily reflecting an increase in average monthly basic revenue per customer of $3.87. Average monthly basic revenue per customer averaged $29.78 during the six months ended June 30, 2000 compared to $25.91 during the comparable period of 1999 reflecting the completion of rebuilds in most Indiana systems and the Rockford, Illinois system. In addition, higher basic rates in the Kentucky systems increased the average monthly basic revenue per customer by approximately $2.55. In addition, monthly revenue for high speed data services averaged $.73 per basic customer for the six months ended June 30, 2000 versus $.03 per basic customer for the comparable period in 1999.

     Programming and other operating costs increased 184.3% to $73.5 million for the six months ended June 30, 2000 compared to $25.9 million for the six months ended June 30, 1999. The incremental expense generated by the Kentucky systems approximated $40.7 million accounting for 85.5% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $6.9 million accounting for approximately 14.5% of the total increase, primarily as a result of increased programming rates and additional programming carried by the other systems.

     Selling, general and administrative expenses increased 105.8 % to $42.9 million for the six months ended June 30, 2000 compared to $20.9 million for the six months ended June 30, 1999. The incremental expense generated by the Kentucky systems approximated $18.5 million accounting for 84.1% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $3.5 million accounting for approximately 15.9% of the total increase, primarily reflecting increased marketing activity and corporate expenses associated with new product introductions.

     Depreciation and amortization expense increased 101.2% to $104.5 million for the six months ended June 30, 2000 compared to $51.9 million for the six months ended June 30, 1999. This increase was primarily due to the acquisitions of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in assets being depreciated over longer lives.

     For the six months ended June 30, 2000, an operating loss of $10.4 million was incurred as compared to an operating loss of $6.9 million for the six months ended June 30, 1999, primarily for the reasons set forth above.

     EBITDA increased 214.8% to $195.1 million for the six months ended June 30, 2000 as compared to $62.0 million for the six months ended June 30, 1999 primarily resulting from a gain of $80.9 million on the sale of joint venture assets as compared to a gain on systems exchanges of $15.8 million for the six months ended June 30, 2000 and June 30, 1999, respectively, as well as the results generated by the Kentucky acquisition during the first six months of 2000. In addition, minority interest income of $30.9 million increased 363.2% for the first six months of 2000 compared to the first six months of 1999 primarily due to the Kentucky acquisition.

     Interest expense, net increased 130.4% to $49.7 million for the six months ended June 30, 2000 compared to $21.6 million for the six months ended June 30, 1999. The increase was primarily due to higher average outstanding indebtedness related to the Kentucky acquisition. Average debt outstanding during the six months ended June 30, 2000 was $1.2 billion at an average interest rate of 8.5%.

     The provision for income taxes was $17.2 million for the six months ended June 30, 2000, which represents an effective tax rate of 42.1%. For the six months ended June 30, 1999, there was no tax provision since prior to July 26, 1999, the date of the Company's initial public offering, the Company was organized as a limited partnership. As such, each of the individual partners included the taxable income or loss of the Company in their respective tax returns.

     For the six months ended June 30, 2000 net income of $23.7 million was realized for the reasons set forth above.

Liquidity and Capital Resources

     Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to rebuild and upgrade our existing cable network, and in the future will be used for plant extensions, new services, converters and system rebuilds. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities, private equity and public sources. We believe we have adequate liquidity to operate our business plan, including making our planned capital expenditures. The completion of our recently announced acquisitions (discussed below under "Recent Developments") will require additional financings.

     On July 26, 1999 we completed our initial public offering of shares of common stock, generating gross proceeds of $648.0 million. We incurred approximately $41.0 million of underwriting discounts and expenses in connection hhhhwith the offering resulting in net proceeds of $607.0 million. The net proceeds were applied primarily toward the repayment of senior indebtedness and to finance our October 1, 1999 acquisition of Kentucky cable television systems.

     For the six months ended June 30, 1999 and June 30, 2000, we spent $43.8 million and $99.7 million, respectively, in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. For the six months ended June 30, 1999 and June 30, 2000, cash from operations totaled $25.4 million and $21.8 million, which together with borrowings under our credit facilities, funded the above noted capital expenditures.

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

  At June 30, 2000, we had aggregate consolidated indebtedness of $1.3 billion, including $1.1 billion outstanding under senior bank credit facilities. The senior bank facilities consisted of:

      . $140.0 million reducing revolving credit facility maturing in December 2005, which supports our national systems, of which there were no borrowings;
      . $550.0 million reducing revolving credit/term loan facility maturing in December 2006, which supports our Indiana systems, of which $487.0 million was outstanding; and
      . $675.0 million reducing revolving credit/term loan facility maturing in October 2006, which supports our Kentucky systems, of which $594.0 million was outstanding.

  Each of the senior credit facilities is stand-alone, having a separate lending group. The credit facilities for the Indiana and Kentucky systems are non-recourse to us, and none of the three facilities has cross-default provisions relating to each other. Each credit facility has different revolving credit and term periods and contains separately negotiated, specifically tailored covenants. The weighted average interest rates for amounts outstanding under the Indiana and Kentucky senior credit facilities at June 30, 2000 were 8.6% and 8.7%, respectively. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, incur additional debt, pay dividends or other distributions, create liens on assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios, require us to enter into interest rate protection agreements and contain customary events of default.

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

     During March 2000, we determined that Insight Ohio's cash flow from operations and amounts available under its credit facility may not be sufficient to finance the operating, capital and debt service requirements of the system. As such, we have provided a commitment letter to Insight Ohio to fund any operating shortfall through the year 2000. Through August 8, 2000, we have contributed $6.0 million to Insight Ohio.

Recent Developments

Greenwood Letter of Intent

     On March 21, 2000, Insight Midwest entered into a letter of intent with Cable One, Inc., a subsidiary of The Washington Post Company, for the acquisition of a cable television system serving approximately 16,000 customers in Greenwood, Indiana. The acquisition by Insight Midwest of the Greenwood system would occur upon completion of a proposed trade of systems between Cable One and AT&T Broadband. The transaction is subject to the negotiation and execution of definitive agreements.

Purchase of Coaxial Common Interest

     On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 1,000,000 shares of common stock of the Company, 20% of which is payable by September 1, 2000 in cash or shares of common stock, at the Company's option. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"), and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests 30% of its total voting power. As a result of this transaction, the financial results of Insight Ohio will be consolidated with the financial results of the Company.

     Although the financial results of Insight Ohio will be consolidated into the Company as a result of this transaction, for financing purposes, Insight Ohio will be an unrestricted subsidiary of the Company. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes will remain in place.

     The purchase agreement also contains a provision stating that if at any time the Senior Notes or Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require the Company to purchase their interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of the Company's common stock issued on August 8, 2000.

Telephony Agreements

     On July 17, 2000, the Company and its affiliates entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing the cable systems' infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay the cable affiliate a monthly per line access fee. AT&T Broadband will also pay the cable affiliate for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that the cable affiliates will market the telephone services both independently and as part of a bundle of services.

Expansion of Insight Midwest

     On March 23, 2000, Insight L.P. entered into a letter of intent with AT&T Broadband for the contribution to Insight Midwest of additional cable television systems serving approximately 537,000 customers. Initially, Insight L.P. will exchange its Claremont, California system for AT&T's system in Freeport, Illinois. Insight L.P. will also purchase from AT&T systems serving approximately 100,000 customers in North Central Illinois. Concurrently with this purchase, Insight L.P. will contribute to Insight Midwest such newly purchased systems, as well as all of its other systems not already owned by Insight Midwest, including the aforementioned Freeport, Illinois swap (comprising in total approximately 187,000 customers). At the same time, AT&T will contribute to Insight Midwest systems located in Central and North Central Illinois serving approximately 250,000 customers. Both Insight L.P. and AT&T Broadband will contribute their respective systems to Insight Midwest subject to an agreed-upon amount of indebtedness so that Insight Midwest will remain equally owned by Insight L.P. and AT&T. Insight L.P. will continue to serve as the general partner of Insight Midwest and manage and operate the Insight Midwest systems. The transactions are subject to the negotiation and execution of definitive agreements.

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which as amended by SFAS No. 137 is effective for all quarters of fiscal years beginning after June 15, 2000. The statement requires us to recognize all derivatives on the balance sheet at fair value. Although we have not completed our assessment of the impact of FASB No. 137 on our results of operations and financial position, we do not anticipate that the adoption of this statement will be material.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of June 30, 2000, our interest rate swap and collar agreements expire in varying amounts through 2002.

     The fair market value of our long-term debt approximates its carrying value as it bears interest at floating rates of interest. As of June 30, 2000, the estimated fair value of our interest rate swap and collar agreements was approximately $8.5 million, which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

     As of June 30, 2000, we had hedged approximately $766.0 million, or 71.0%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $3.2 million.

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

  During the second quarter of 2000, we granted stock options to certain of our employees to purchase an aggregate of 106,000 shares of Class A common stock. The grants were not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) and in compliance with Rule 506 thereunder.


Item 4. Submission of Matters to a Vote of Security Holders.

  On May 16, 2000, we held our annual meeting of stockholders to (i) elect seven directors to serve for a term of one year and (ii) ratify the selection of our independent auditors for the year ending December 31, 2000.

  The following individuals were elected to serve as directors for a term of one year:

                        Vote For      Vote Withheld

Sidney R. Knafel       123,950,635      3,100,352
Michael S. Willner     124,113,175      2,937,812
Kim D. Kelly           123,963,075      3,087,912
Thomas L. Kempner      126,959,616         91,371
James S. Marcus        126,953,258         97,729
Prakash A. Melwani     126,834,883        216,104
Daniel S. O'Connell    126,841,241        209,746

  These individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.

  The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2000. The result of the vote was as follows: 126,706,166 votes were for the selection and 338,512 votes were against the selection.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:


     2.1 Purchase and Option Agreement, dated as of August 8, 2000, among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy and D. Stevens McVoy

     3.1 Amended and Restated Operating Agreement of Insight Communications of Central Ohio, LLC, dated as of August 8, 2000

    10.1 Cable Facilities Lease Agreement, dated July 17, 2000, among AT&T Broadband, LLC and Insight Communications Company, Inc. and certain of its affiliates (portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment)

    27.1 Financial Data Schedule.


(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed during the period covered by this quarterly report.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INSIGHT COMMUNICATIONS COMPANY, INC.




Date:  August 11, 2000                By:  /s/  Michael S. Willner
                                      ----------------------------
                                      Michael S. Willner
                                      President, Chief Executive
                                      Officer and Director



                                      By:  /s/  Kim D. Kelly
                                      ----------------------
                                      Kim D. Kelly
                                      Executive VP, Chief Financial &
                                      Operating Officer, Secretary and
                                      Director