Form 10-Q
period 2000-09-30
INSIGHT COMMUNICATIONS CO INC
filed 2000-11-14
CIK 1084421

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2000



                        Commission file number  0-26677

                            _______________________

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 13-4053502
(State or other jurisdiction of                   (I.R.S. Employer
    or organization)                             Identification No.)

         810 7/th/ Avenue
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                       Outstanding at November 8, 2000
     ------------------------------------       -------------------------------
     Class A Common Stock, $.01 Par Value                   49,957,180
     Class B Common Stock, $.01 Par Value                   10,226,050


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

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                        December 31,             September 30,
                                                                                           1999                      2000
                                                                                     ------------------      --------------------
                          ASSETS                                                          (Note A)               (unaudited)
Cash and cash equivalents                                                                    $  113,511                $   43,367
Investment in debt and equity securities                                                         21,650                    39,473
Trade accounts receivable, net of allowance for doubtful accounts
   of $764 in 1999 and $1,199 in 2000                                                            12,104                    14,551
Due from affiliated companies                                                                       308                     4,884
Prepaid expenses and other current assets                                                        18,383                    20,302
                                                                                     ------------------      --------------------
   Total current assets                                                                         165,956                   122,577
Fixed assets, net of accumulated depreciation of $104,857 in 1999
   and $257,019 in 2000                                                                         643,138                   792,768
Intangible assets, net of accumulated amortization of $94,164 in 1999                                                   1,282,437
   and $175,302 in 2000                                                                       1,140,117
Deferred financing costs, net of amortization of $1,055 in 1999
    and $2,653 in 2000                                                                           20,368                    19,973
Investment in unconsolidated affiliates                                                          12,501                     2,971
Officer and employee loans receivable                                                            13,900                    14,663
                                                                                     ------------------      --------------------
                                                                                             $1,995,980                $2,235,389
                                                                                     ==================      ====================
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                             $   67,996                $   66,866
Accrued expenses and other current liabilities                                                    9,431                     9,969
Accrued property taxes                                                                           12,620                     9,061
Deferred revenue                                                                                  7,287                     8,404
Interest payable                                                                                 19,415                    17,041
Preferred interest distribution payable                                                              --                     1,750
                                                                                     ------------------      --------------------
    Total current liabilities                                                                   116,749                   113,091

Investment in unconsolidated affiliates                                                           6,510                        --
Deferred income taxes                                                                            33,529                    77,161
Debt                                                                                          1,233,000                 1,338,000
Preferred interests                                                                                  --                   179,044
                                                                                     ------------------      --------------------
                                                                                              1,389,788                 1,707,296

Minority interest                                                                                18,132                   (29,183)

Stockholders' equity:
Preferred stock, $.01 par value, 100,000,000 shares authorized, no shares issued or
 outstanding as of December 31, 1999 and September 30, 2000                                          --                        --

Common stock, $0.01 par value:
  Class A - 300,000,000 shares authorized, 49,157,180 shares and 49,957,180 shares issued and outstanding as of December 31, 1999 and September 30, 2000,
   respectively                                                                                     492                       500


  Class B - 100,000,000 shares authorized, 10,226,050 shares issued
   and outstanding as of December 31, 1999 and September 30, 2000                                   102                       102
Additional paid in capital                                                                      656,486                   666,678
Accumulated deficit                                                                             (72,188)                  (68,784)
Accumulated other comprehensive income (loss)                                                     3,168                   (41,220)
                                                                                     ------------------      --------------------
                                                                                                588,060                   557,276
                                                                                     ------------------      --------------------
                                                                                             $1,995,980                $2,235,389
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

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                 Three months ended                        Nine months ended
                                                                    September 30,                             September 30,
                                                           -----------------------------             -----------------------------
                                                             1999                 2000                 1999                 2000
                                                           --------             --------             --------             --------
Revenue                                                    $ 46,581             $119,275             $138,364             $353,013
Costs and expenses:
 Programming and other operating costs                       13,028               40,488               38,889              123,343
 Selling, general and administrative                         11,302               24,569               32,154               72,241
 Non-cash compensation and related charges                   19,285                   --               19,285                   --
 Depreciation and amortization                               27,915               62,253               79,855              175,993
                                                           --------             --------             --------             --------
                                                             71,530              127,310              170,183              371,577
                                                           --------             --------             --------             --------
Operating loss                                              (24,949)              (8,035)             (31,819)             (18,564)

Other income (expense):
 Gain on cable system exchanges                                  --                   --               15,799                   --
 Interest expense, net                                       (4,845)             (27,092)             (26,419)             (77,508)
 Other income (expense)                                           5                 (122)                 (68)                  15
                                                           --------             --------             --------             --------
                                                             (4,840)             (27,214)             (10,688)             (77,493)
                                                           --------             --------             --------             --------

Loss before minority interest, gain on sale of
 equity investment and equity in losses of investees        (29,789)             (35,249)             (42,507)             (96,057)
Minority interest                                                --               16,682                6,676               49,032
Gain on sale of equity investment                                --                   --                    -               80,937
Equity in losses of investees                                (1,180)                (709)              (6,749)              (3,030)
                                                           --------             --------             --------             --------
Income (loss) before income taxes                           (30,969)             (19,276)             (42,580)              30,882
Provision (benefit) for income taxes                         36,700               (7,394)              36,700               13,490
                                                           --------             --------             --------             --------
Net income (loss)                                           (67,669)             (11,882)             (79,280)              17,392
Accrual of preferred interests                                  ---               (4,699)                  --              (13,988)
Accretion of redeemable Class B units                          (868)                  --               (7,118)                  --
                                                           --------             --------             --------             --------
Net income (loss) applicable to common stockholders        $(68,537)            $(16,581)            $(86,398)            $  3,404
                                                           ========             ========             ========             ========

Basic income (loss) per share                              $  (1.43)            $  (0.28)            $  (3.16)            $   0.06
Diluted income (loss) per share                            $  (1.43)            $  (0.28)            $  (3.16)            $   0.06

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                        -------------------------------------------
                                                                                               1999                      2000
                                                                                        ------------------       ------------------
Operating activities:
 Net income (loss)                                                                           $ (79,280)             $  17,392
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                                79,855                175,993
   Gain on sale of equity investment                                                                --                (80,937)
   Gain on cable systems exchanges                                                             (15,799)                    --
   Deferred income taxes                                                                        36,700                 12,978
   Non-cash compensation and related charges                                                    19,285                     --
   Equity in losses of investees                                                                 6,749                  3,030
   Minority interest                                                                            (6,676)               (49,032)
   Provision for losses on trade accounts receivable                                            (2,818)                 6,628
   Amortization of bond discount                                                                    --                   (620)
   Change in operating assets and liabilities, net of the effects of acquisitions and dispositions:
      Trade accounts receivable                                                                  2,293                 (8,285)
      Due from and to affiliates                                                                (2,808)                (4,418)
      Prepaid expenses and other assets                                                        (17,558)                   609
      Accounts payable                                                                           7,660                 (7,983)
      Accrued expenses and other liabilities                                                    (2,050)                (9,488)
      Interest payable                                                                          (4,318)                (2,586)
                                                                                        --------------          -------------
Net cash provided by operating activities                                                       21,235                 53,281
                                                                                        --------------          -------------
Investing activities:
  Purchases of fixed assets                                                                    (72,921)              (195,328)
  Investment in equity securities                                                                   --                 (5,000)
  Purchase of cable television systems, net of cash acquired                                    (2,955)                (1,718)
  (Increase) decrease in intangible assets                                                     (13,520)                    24
                                                                                        --------------          -------------
Net cash used in investing activities                                                          (89,396)              (202,022)
                                                                                        --------------          -------------
Financing activities:
  Proceeds from borrowings under bank credit facilities                                             --                 95,000
 Repayment of borrowings                                                                      (117,098)                (1,000)
 Net proceeds from initial public offering                                                     609,792                     --
 Distributions of preferred interests                                                               --                (14,000)
 Deferred financing costs                                                                           --                 (1,203)
 Other                                                                                              --                   (200)
                                                                                        --------------          -------------
Net cash provided by financing activities                                                      492,694                 78,597
                                                                                        --------------          -------------
Net increase (decrease) in cash and cash equivalents                                           424,533                (70,144)
Cash and cash equivalents at beginning of period                                                19,902                113,511
                                                                                        --------------          -------------
Cash and cash equivalents at end of period                                                   $ 444,435              $  43,367
                                                                                        ==============          =============

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

The Company owns and operates cable television systems in Kentucky, Indiana, Illinois, Ohio, California and Georgia, as described below. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Insight Communications Company, L.P. ("Insight L.P.") and Insight Interactive LLC ("Insight Interactive"). Insight L.P. owns and operates cable television systems in Illinois, Indiana, Ohio, California and Georgia. In addition, Insight L.P. owns a 50% interest in Insight Midwest, L.P. ("Insight Midwest"), which through its wholly-owned subsidiaries, Insight Communications of Indiana, LLC ("Insight Indiana") and Insight Communications of Kentucky, L.P. ("Insight Kentucky") owns and operates cable television systems in Indiana and Kentucky (Note D). Insight L.P. is the general partner of Insight Midwest and effectively controls all operating and financial decisions. Therefore, the accompanying consolidated financial statements include the accounts of Insight Midwest.

Through its wholly-owned subsidiary, Insight Holdings of Ohio, LLC, Insight L.P. owns all of the common equity interests in Insight Communications of Central Ohio, LLC ("Insight Ohio"), which operates cable television systems in the Columbus, Ohio area. The accompanying consolidated financial statements include the accounts of Insight Ohio (Note E).

The Company's other wholly-owned subsidiary, Insight Interactive, owns a 50% equity interest in SourceSuite LLC (Note F), which is accounted for under the equity method of accounting.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Earnings Per Share

As a result of the IPO, earnings per share is presented in the accompanying statements of operations as if a conversion of securities from partnership units to common shares occurred at the beginning of all periods presented. Basic earnings per share is computed using average shares outstanding during the period which includes the effect of the new shares issued in connection with the IPO. For 1999, diluted earnings per share equals basic earnings per share since the effect of an assumed conversion of certain partnership units and certain warrants to common shares was anti-dilutive. For 2000, diluted earnings per share equals basic earnings per share as there was no effect on weighted average shares outstanding from the assumed exercise of stock options calculated using the treasury stock method. The weighted average shares outstanding for the three months and nine months ended September 30, 1999 was 47.8 million shares and 27.3 million shares, respectively and the weighted average shares outstanding for the three months and nine months ended September 30, 2000 was 59.9 million shares and 59.6 million shares, respectively.

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

Change in Estimate

Effective January 1, 2000, the Company changed the estimated useful lives of fixed assets which related to the Company's current rebuild program. The changes in estimated useful lives were made to reflect management's evaluation of the economic lives of the newly rebuilt plant. This change was made on a prospective basis and resulted in an increase in net income for the three months and nine months ended September 30, 2000 of approximately $2.7 million, or $0.04 per share and $5.1 million, or $0.09 per share, respectively.

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

The unaudited pro forma results of operations of the Company for the nine months ended September 30, 1999 and 2000, assuming the acquisition of the Kentucky systems (Note D), each of the acquisitions and exchanges described above, and the acquisition of the remaining common equity of Insight Ohio (Note
E) occurred as of January 1, 1999, are as follows (in thousands, except per share data):

                                                                     Nine months ended
                                                      September 30, 1999         September 30, 2000
                                                   -------------------------  -------------------------
Revenue                                              $   333,068               $     353,013
Net income (loss) applicable to common stockholders     (126,114)                        960
Basic and diluted income (loss) per share                  (4.48)                       0.02

D. Insight Midwest

Insight Midwest was formed in September 1999 to serve as the holding company and a financing vehicle for the Company's cable television system joint venture with AT&T Broadband, LLC ("AT&T Broadband"). Insight Midwest is owned 50% by Insight L.P and 50% by AT&T Broadband, through its indirect subsidiary TCI of Indiana Holdings, LLC ("TCI"). On October 1, 1999 the Company's Indiana and Kentucky systems and operations were contributed to Insight Midwest, as described further below. Through its operating subsidiaries Insight Indiana and Insight Kentucky, Insight Midwest owns and operates cable television systems in Indiana and Kentucky, which passed approximately 1.2 million homes and served approximately 734,000 customers as of September 30, 2000.

Insight Indiana

On October 31, 1998 Insight L.P. and TCI contributed certain of their cable television systems located in Indiana and Northern Kentucky (the "Indiana systems") to Insight Indiana in exchange for 50% equity interests therein. The cable television systems contributed to Insight Indiana by Insight L.P. included the Jasper and Evansville systems that were acquired by Insight L.P. from TCI on October 31, 1998 and the Noblesville, Jeffersonville and Lafayette systems already owned by Insight L.P. (the "Insight Contributed Systems"). Insight L.P. entered into a management agreement with Insight Indiana pursuant to which Insight L.P. agreed to manage the Indiana systems for an annual fee of 3% of the gross revenues of the Indiana systems. On October 1, 1999, as part of a joint venture restructuring, Insight Indiana became a wholly owned subsidiary of Insight Midwest and amended its management agreement with Insight L.P., confirming the 3% management fee. Such management fee was approximately $1.1 million and $1.0 million for the three months ended September 30, 2000 and 1999, respectively, and $3.1 million and $3.2 million for the nine months ended September 30, 2000 and 1999, respectively, and is eliminated in consolidation. In addition to managing the day-to-day operations of the Indiana systems, Insight L.P. is the general partner and therefore effectively controls Insight Midwest and is responsible for all of the operating and financial decisions pertaining to the Indiana systems. Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Indiana will continue for a twelve year term through October 1, 2011, unless extended by Insight L.P. and TCI.

Insight Kentucky

On October 1, 1999, Insight L.P. acquired a combined 50% interest in InterMedia Capital Partners VI, L.P. (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for approximately $341.5 million (inclusive of expenses), and Insight Midwest assumed debt of approximately $742.1 million (the total debt of the IPVI Partnership). The IPVI Partnership, through several intermediary partnerships, owned and operated cable television systems in four major markets in Kentucky: Louisville, Lexington, Bowling Green and Covington (the "Kentucky systems"). On October 1, 1999, concurrently with this acquisition, Insight L.P. contributed its 50% interest in the IPVI

Partnership to Insight Midwest. As a result of the IPVI Partnership's historical ownership structure, the Kentucky systems are owned and operated by Insight Kentucky Partners II, L.P. ("Insight Kentucky"), a third-tier subsidiary partnership of Insight Midwest. Also on October 1, 1999, Insight L.P. entered into a management agreement with Insight Kentucky, pursuant to which Insight L.P. manages the Kentucky systems in consideration for a 3% management fee. Such management fee was approximately $1.7 million and $5.1 million for the three months and nine months ended September 30, 2000 and is eliminated in consolidation. Similar to Insight Indiana, in addition to managing the day-to-day operations of the Kentucky systems, Insight L.P. is the general partner and effectively controls Insight Midwest, including all of the operating and financial decisions pertaining to the Kentucky systems. Insight Kentucky and each of the other Kentucky partnerships also have twelve-year terms through October 1, 2011, unless extended by Insight and TCI.

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

E. Insight Ohio

On August 21, 1998, Insight L.P. and Coaxial Communications of Central Ohio, Inc. ("Coaxial") entered into a contribution agreement (the "Coaxial Contribution Agreement") pursuant to which Coaxial contributed to Insight Ohio substantially all of the assets and liabilities of its cable television systems located in Columbus, Ohio and Insight L.P. contributed to Insight Ohio $10.0 million in cash. As a result of the Coaxial Contribution Agreement, Coaxial owned 25% of the non-voting common equity and Insight L.P., through its subsidiary Insight Holdings of Ohio, LLC, owned 75% of the non-voting common equity of Insight Ohio. In addition, Coaxial also received two separate series of voting preferred equity (Series A Preferred Interest--$140.0 million and Series B Preferred Interest--$30.0 million) of Insight Ohio (collectively the "Preferred Interests").

The Preferred Interests provide for cash distributions to Coaxial and certain of its affiliates as follows; Series A--10% of $140.0 million and Series B--12-7/8% of $30.0 million. Insight Ohio cannot redeem the Preferred Interests without the permission of Coaxial; however, Insight Ohio will be required to redeem the Series A Preferred Interest in August 2006 and the Series B Preferred Interest on August 21, 2008. Coaxial has pledged the Series A Preferred Interest and Series B Preferred Interest as security for $140.0 million of 10% senior notes due in 2006 issued by Coaxial and an affiliate ("Senior Notes") and $55.9 million of aggregate principal amount at maturity of 12-7/8% senior discount notes due in 2008 issued by Coaxial's majority shareholder ("Senior Discount Notes"), respectively. The Senior Notes and

Senior Discount Notes are conditionally guaranteed by Insight Ohio.

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of common stock of the Company and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"), and vest in the common equity interests of Insight Ohio 70% of its total voting power and in the Preferred Interests 30% of its total voting power. As a result of this transaction, the financial results of Insight Ohio have been consolidated with the financial results of the Company for the three months and nine months ended September 30, 2000, with minority interest recorded for the 25% common interest owned by Coaxial through August 8, 2000. In connection with this transaction, Insight Ohio recorded a step up in fair value of its assets of approximately $157.7 million, which represents the difference between the purchase price and the Company's equity in Insight Ohio's net assets in excess of Insight Ohio's net assets. This amount has been preliminarily allocated to franchise costs and is being amortized over a period of twelve years. Amortization expense for the three months and nine months ended September 30, 2000 was approximately $7.2 million.

Although the financial results of Insight Ohio have been consolidated as a result of this transaction, for financing purposes, Insight Ohio is an unrestricted subsidiary of the Company and is prohibited by the terms of its indebtedness from making distributions to the Company. Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place.

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

During 1999, Insight L.P. accounted for its investment in Insight Ohio under the equity method. In addition, Insight L.P. amortized the difference between its initial $10.0 million investment and its 75% interest in Insight Ohio's deficiency in assets. Accordingly, the accompanying statements of operations for the three months and nine months ended September 30, 1999 include Insight L.P.'s share of Insight Ohio's operating loss and the aforementioned amortization of deficiency in assets of approximAtley $1.2 million and $6.7 million, respectively.

Insight L.P., as manager of Insight Ohio, earns a management fee from Insight Ohio equal to 3% of Insight Ohio's revenues. For the three months ended September 30, 1999 and 2000, Insight L.P. earned approximately $365,000 and $374,000, respectively in management fees from Insight Ohio and for each of the nine months ended September 30, 1999 and 2000, such management fees were approximately $1.1 million. Such management fees are eliminated in consolidation for the three months and nine months ended September 30, 2000.

F. SourceSuite LLC

Effective November 17, 1999, Insight Interactive entered into a Contribution Agreement with Source Media, Inc. ("Source Media"), providing for the creation of a joint venture, SourceSuite LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. Source Media manages the operations of the joint venture. The Company contributed $13.0 million in equity financing. Source Media and the Company each own 50% of the joint venture.

On March 3, 2000, pursuant to a merger with a subsidiary of Liberate Technologies ("Liberate"), SourceSuite LLC sold all of its VirtualModem assets in exchange for the issuance to each of Insight Interactive and Source Media of 886,000 shares of Liberate common stock.

SourceSuite LLC continues to own and operate its programming assets, LocalSource and Source Guide, and has entered into preferred content and programming services agreements with Liberate. As a result of this transaction, the Company recorded a gain on sale of joint venture assets of approximately $81.0 million during the nine months ended September 30, 2000. In addition, as of September 30, 2000, the Company recorded an unrealized loss of approximately $61.6 million, which is reflected as a separate component of stockholders' equity. The unrealized loss was calculated as the difference between the fair value of the Liberate shares on September 30, 2000 as compared to March 3, 2000, the date the Company received the shares.

The Company is accounting for its investment in SourceSuite LLC under the equity method of accounting. Accordingly, the accompanying statements of operations for the three months and nine months ended September 30, 2000 include losses of approximately $0.7 million and $3.0 million, respectively which represents the Company's 50% share of SourceSuite LLC's net loss for the periods.

In connection with the Contribution Agreement, the Company and Source Media entered into a Common Stock and Warrants Purchase Agreement dated as of July 29, 1999, whereby the Company agreed to purchase 842,105 shares of Source Media common stock at $14.25 per share, representing approximately 6% of Source Media's outstanding stock, for a purchase price of $12.0 million in cash. The Company purchased the shares of common stock on November 17, 1999. As of September 30, 2000, the Company recorded a cumulative unrealized loss of approximately $7.5 million, which is reflected as a separate component of stockholders' equity (including an unrealized gain of approximately $1.2 million for the nine month period ended September 30, 2000). The unrealized loss was calculated as the difference between the cost of the stock and its fair value at September 30, 2000. Fair value was determined using the quoted market price of the stock. Source Media also issued to the Company five-year warrants to acquire up to an additional 4,596,786 shares of its common stock at an exercise price of $20.00 per share. The Company had not exercised any of the warrants as of September 30, 2000.

In addition, in October 1999, the Company purchased $10.2 million face amount of Source Media's 12% bonds for approximately $4.1 million. The bonds have a maturity date of November 1, 2004. The bond discount of $6.1 million is being amortized to interest income over the life of the bonds. As of September 30, 2000, the Company recorded a cumulative unrealized gain of approximately $1.5 million, which is reflected as a separate component of stockholders' equity (net of an unrealized loss of approximately $705,000 for the nine month period ended September 30, 2000). The unrealized gain was calculated as the difference between the amortized cost of the bonds and their fair value at September 30, 2000. Fair value was determined using the quoted market price of the bonds.

G. Managed Indiana Systems

On March 17, 2000, the Company expanded its agreement with InterMedia Partners Southeast, an affiliate of AT&T Broadband, to provide consulting services beginning May 1, 2000 to cable television systems acquired by AT&T Broadband, which systems as of September 30, 2000 served approximately 121,000 customers in Indiana and Kentucky. The agreement provides for a term ending April 30, 2002, and the Company will earn an annual fee of 3% of gross revenues for providing such consulting services. Nearly all of these systems are contiguous to the Company's other Indiana systems. For the three months and nine months ended September 30, 2000, such management fee was approximately $413,000 and $721,000, respectively.

H. Comprehensive Income

For the three months ended September 30, 2000, total comprehensive loss was $12.6 million (net loss of $11.9 million plus an unrealized net loss of $0.7 million). For the nine months ended September 30, 2000, total comprehensive loss was $27.0 million (net income of $17.4 million less an unrealized net loss of $44.4 million). At September 30, 2000, components of accumulated other comprehensive income consisted of the net unrealized loss on marketable securities of approximately $41.2 million, net of income tax of approximately $28.7 million. For the three months and nine months ended September 30, 1999 there were no items of other comprehensive income (loss).

I. Commitments and Contingencies

The Company is a party to or may be affected by various matters under litigation. Management believes that the ultimate outcome of these matters will not have a significant adverse effect on either the Company's future results of operations or financial position.

J. Recent Developments

Greenwood Agreement

On September 26, 2000, Insight Midwest entered into an agreement with Cable
One, Inc., a subsidiary of The Washington Post Company, for the acquisition of a cable television system serving approximately 14,800 customers in Greenwood, Indiana for the purchase price of $62.0 million. The acquisition is subject to closing conditions, including the completion of a proposed trade of systems between Cable One and an affiliate of AT&T Corp., and is expected to be completed on or about January 2, 2001.

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

Expansion of Insight Midwest

On August 15, 2000, Insight Midwest entered into definitive agreements with AT&T Broadband and the Company for the acquisition of additional cable television systems. Through a series of transactions, Insight Midwest will acquire all of the Company's remaining wholly-owned systems serving approximately 279,600 customers, including systems which it will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. As a result, Insight Midwest will serve approximately 1.3 million customers, approximately 99% of which will be concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. Insight Ohio, which serves approximately 84,200 customers, will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes, and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight L.P. and TCI and Insight L.P. will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of the definitive agreements is subject to several conditions, including the receipt of all necessary regulatory approvals.

November 2000 Notes Offering

On November 6, 2000, Insight Midwest completed an offering of $500.0 million principal amount of its 10 1/2% senior notes due 2010. Insight Midwest used the net proceeds of $487.5 million to repay a portion of the outstanding debt under the credit facilities of its subsidiaries.

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

     As a result of its August 8, 2000 purchase of the remaining 25% common equity interest in

Insight Ohio, Insight L.P. now owns all of Insight Ohio's common equity interests. As such, the results of Insight Ohio have been consolidated in our results for the three months and nine months ended September 30, 2000. During 1999, we accounted for our 75% investment in Insight Ohio under the equity method.

General

     Substantially all of our revenues are earned from customer fees for cable television programming services including premium, pay-per-view and digital services as well as high-speed data services and ancillary services, such as rental of converters and remote control devices and installations and from selling advertising. In addition, we earn revenues from commissions for products sold through home shopping networks and from management fees for managing systems in Indiana and Kentucky owned by AT&T Broadband.

Results of Operations

     The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations.

                                                               Three months ended             Nine months ended
                                                                 September 30,                  September 30,
                                                         ---------------------------    ---------------------------
                                                             1999           2000           1999           2000
                                                         ------------   ------------    ------------   ------------
                                                                                (in thousands)
Revenue                                                      $ 46,581       $119,275       $138,364       $ 353,013
Costs and expenses:
     Programming and other operating costs                     13,028         40,488         38,889         123,343
     Selling, general and administrative                       11,302         24,569         32,154          72,241
     Non-cash compensation and related charges                 19,285             --         19,285              --
     Depreciation and amortization                             27,915         62,253         79,855         175,993
                                                         ------------   ------------    -----------    ------------
                                                               71,530        127,310        170,183         371,577
                                                         ------------   ------------    -----------    ------------
Operating loss                                                (24,949)        (8,035)       (31,819)        (18,564)

EBITDA                                                          1,791         70,069         63,694         284,383
Interest expense, net                                          (4,845)       (27,092)       (26,419)        (77,508)
Provision (benefit) for income taxes                           36,700         (7,394)        36,700          13,490
Net income (loss)                                             (67,669)       (11,882)       (79,280)         17,392
Net cash (used in) provided by operating activities            (4,192)        31,502         21,235          53,281
Net cash used in investing activities                         (30,064)       (92,560)       (89,396)       (202,022)
Net cash provided by financing activities                     465,194         32,000        492,694          78,597


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

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues increased 156.1% to $119.3 million for the three months ended September 30, 2000 compared to $46.6 million for the three months ended September 30, 1999. The results were impacted by the Kentucky acquisition completed on October 1, 1999 and the consolidation of the Insight Ohio system into our results effective January 1, 2000. The incremental revenue generated by the Kentucky systems approximated $57.6 million, accounting for 79.2% of the consolidated revenue increase and Insight Ohio accounted for $12.4 million or 17.1% of the consolidated revenue increase.

     Revenues per customer per month averaged $43.46 for the three months ended September 30, 2000 compared to $37.12 for the three months ended September 30, 1999 primarily reflecting an increase in average monthly basic revenue per customer of $3.93. Average monthly basic revenue per customer averaged $30.22 during the three months ended September 30, 2000 compared to $26.29 during the comparable period of 1999 reflecting the completion of rebuilds in most Indiana systems and the Rockford, Illinois system, as well as higher basic rates in the Kentucky systems. In addition, monthly revenue for high speed data services averaged $1.08 per basic customer for the three months ended September 30, 2000 compared to $.16 per basic customer for the comparable period in 1999.

     Programming and other operating costs increased 210.8% to $40.5 million for the three months ended September 30, 2000 compared to $13.0 million for the three months ended September 30, 1999. The incremental expense generated by the Kentucky systems approximated $20.4 million, accounting for 74.2% of the consolidated expense increase and Insight Ohio accounted for $4.9 million or 17.7% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $2.2 million accounting for approximately 8.1% of the total increase, primarily as a result of increased programming rates and additional programming carried by the other systems.

     Selling, general and administrative expenses increased 117.4% to $24.6 million for the three months ended September 30, 2000 compared to $11.3 million for the three months ended September 30, 1999. The incremental expense generated by the Kentucky systems approximated $9.5 million accounting for 71.3% of the consolidated expense increase and Insight Ohio accounted for $2.9 million or 22.2% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $900,000 accounting for approximately 6.5% of the total increase, primarily reflecting increased marketing activity associated with new product introductions and increased corporate expenses.

     A one-time non-cash compensation expense of $19.3 million was recorded in the third quarter of 1999 in connection with the distribution of incentive shares to management.

     Depreciation and amortization expense increased 123.0% to $62.3 million for the three months ended September 30, 2000 compared to $27.9 million for the three months ended September 30, 1999. This increase was primarily due to the acquisition and addition of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in assets being depreciated over longer lives.

     For the three months ended September 30, 2000, an operating loss of $8.0 million was incurred as compared to an operating loss of $24.9 million for the three months ended September 30, 1999, primarily for the reasons set forth above.

     EBITDA increased to $70.0 million for the three months ended September 30, 2000 as compared to $1.8 million for the three months ended September 30, 1999 primarily due to the operating results generated by the Kentucky acquisition and the Insight Ohio consolidation during the three months ended September 30, 2000. In addition, minority interest income was $16.7 million for the third quarter of 2000 primarily due to the Kentucky acquisition. Offsetting these increases are increased corporate overhead expenses driven by growth and product expansion.

     Interest expense, net increased to $27.1 million for the three months ended September 30, 2000 compared to $4.8 million for the three months ended September 30, 1999. The increase was primarily due to higher average outstanding indebtedness related to the Kentucky acquisition. Average debt outstanding during the three months ended September 30, 2000 was $1.3 billion at an average interest rate of 8.0%.

     The benefit for income taxes was $7.4 million for the three months ended September 30, 2000, which represents an effective tax rate of 38.4%. For the three months ended September 30, 1999, the tax provision was $36.7 million, which consisted primarily of a one-time, non-recurring charge recorded for deferred taxes upon the exchange of the limited partnership interests in Insight L.P. for our common stock at the time of our initial public offering.

     For the three months ended September 30, 2000 a net loss of $11.9 million was realized for the reasons set forth above.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues increased 155.1% to $353.0 million for the nine months ended September 30, 2000 compared to $138.4 million for the nine months ended September 30, 1999 due primarily to the Kentucky acquisition and the consolidation of Insight Ohio. The incremental revenue generated by the Kentucky systems approximated $171.6 million, or 80.0% of the consolidated revenue increase and Insight Ohio accounted for $36.4 million, or 17.0% of the consolidated revenue increase.

     Revenues per customer per month averaged $42.53 for the nine months ended September 30, 2000 compared to $36.80 for the nine months ended September 30, 1999 primarily reflecting an increase in average monthly basic revenue per customer of $3.56. Average monthly basic revenue per customer averaged $29.67 during the nine months ended September 30, 2000 compared to $26.11 during the comparable period of 1999 reflecting the completion of rebuilds in most Indiana systems and the Rockford, Illinois system, as well as higher basic rates in the Kentucky systems. In addition, monthly revenue for high speed data services averaged $.81 per basic customer for the nine months ended September 30, 2000 versus $.07 per basic customer for the comparable period in 1999.

     Programming and other operating costs increased 217.2% to $123.3 million for the nine months ended September 30, 2000 compared to $38.9 million for the nine months ended September 30, 1999. The incremental expense generated by the Kentucky systems approximated $60.3 million accounting for 71.4% of the consolidated expense increase and the consolidation of Insight Ohio accounted for approximately $14.2 million or 16.8% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $9.9 million accounting for approximately 11.8% of the total increase, primarily as a result of increased programming rates and additional programming carried by the other systems.

     Selling, general and administrative expenses increased 124.7% to $72.2 million for the nine months ended September 30, 2000 compared to $32.2 million for the nine months ended September 30, 1999. The incremental expense generated by the Kentucky systems approximated $27.6 million accounting for 68.8% of the consolidated expense increase and the consolidation of Insight Ohio accounted for approximately $8.4 million or 21.0% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $4.0 million accounting for approximately 10.2% of the total increase, primarily reflecting increased marketing activity and corporate expenses associated with new product introductions.

     A one-time non-cash compensation expense of $19.3 million was recorded in the third quarter of 1999 in connection with the distribution of incentive shares to management.

     Depreciation and amortization expense increased 120.4% to $176.0 million for the nine months ended September 30, 2000 compared to $79.9 million for the nine months ended September 30, 1999. This increase was primarily due to the acquisitions and addition of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in assets being depreciated over longer lives.

     For the nine months ended September 30, 2000, an operating loss of $18.6 million was incurred as compared to an operating loss of $31.8 million for the nine months ended September 30, 1999, primarily for the reasons set forth above.

     EBITDA increased 346.5% to $284.4 million for the nine months ended September 30, 2000 as compared to $63.7 million for the nine months ended September 30, 1999 primarily resulting from a gain of $80.9 million on the sale of joint venture assets as compared to a gain on systems exchanges of $15.8 million for the nine months ended September 30, 2000 and September 30, 1999, respectively, as well as the results generated by the Kentucky acquisition and the consolidation of Insight Ohio during the first nine months of 2000. In addition, minority interest income increased to $49.0 million for the first nine months of 2000 compared to $6.7 million for the first nine months of 1999 primarily due to the Kentucky acquisition.

     Interest expense, net increased 193.3% to $77.5 million for the nine months ended September 30, 2000 compared to $26.4 million for the nine months ended September 30, 1999. The increase was primarily due to higher average outstanding indebtedness related to the Kentucky acquisition and the consolidation of Insight Ohio. Average debt outstanding during the nine months ended September 30, 2000 was $1.3 billion at an average interest rate of 8.0%.

     The provision for income taxes was $13.5 million for the nine months ended September 30, 2000, which represents an effective tax rate of 43.7%. For the nine months ended September 30, 1999, the tax provision was $36.7 million, which consisted primarily of a one-time, non-recurring charge recorded for deferred taxes upon the exchange of the limited partnership interests in Insight L.P. for our common stock at the time of our initial public offering.

     For the nine months ended September 30, 2000 net income of $17.4 million was realized for the reasons set forth above.

Liquidity and Capital Resources

     Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to rebuild and upgrade our existing cable network, and in the future will be used for plant extensions, new services, converters and system rebuilds. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities, private equity and public sources. The completion of our recently announced acquisitions (discussed below under "Recent Developments") and the upgrade of our cable network to launch telephony will require additional financings for which Insight Midwest is currently negotiating a new credit facility.

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

     For the nine months ended September 30, 1999 and September 30, 2000, we spent $72.9 million and $195.3 million, respectively, in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. For the nine months ended September 30, 1999 and September 30, 2000, cash from operations totaled $21.2 million and $53.3 million, which together with borrowings under our credit facilities, funded the above noted capital expenditures.

     It is anticipated that during 2000, we will have approximately $251.0 million of capital expenditures, exclusive of capital expenditures required for the deployment of telephone services. Included in the planned 2000 capital expenditures is $127.8 million for the continued upgrade of our Indiana and Kentucky cable television systems, which will involve the wide deployment of fiber optics and other capital projects associated with implementing our clustering strategy. The upgrades of all of our systems are planned to be completed early in 2001. The amount of such capital expenditures for years subsequent to 2000 will depend on numerous factors including the level of success in deploying our new services which will impact the amount of capital we will need for digital converters and other network service infrastructure to support demand for new products and services.

      At September 30, 2000, we had aggregate consolidated indebtedness of $1.3 billion, including $1.1 billion outstanding under senior bank credit facilities. The senior bank facilities consisted of:

          . $140.0 million reducing revolving credit facility maturing in December 2005, which supports our national systems, of which there were no borrowings;
          . $550.0 million reducing revolving credit/term loan facility maturing in December 2006, which supports our Indiana systems, of which $510.0 million was outstanding;
          . $675.0 million reducing revolving credit/term loan facility maturing in October 2006, which supports our Kentucky systems, of which $603.0 million was outstanding; and
          . $25.0 million senior credit facility maturing in 2004, which supports our Ohio system, which was fully-borrowed.

     On October 1, 1999, in connection with the formation of Insight Midwest and our acquisition of a 50% interest in the Kentucky systems, Insight Midwest completed an offering of $200.0 million principal amount of its 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. On November 6, 2000, Insight Midwest completed an offering of $500.0 million principal amount of its 10 1/2% senior notes due 2010. The net proceeds of the offering of $487.5 million were used to repay outstanding borrowings under Insight Midwest's credit facilities. This is the first step in financing the expansion of Insight Midwest, as discussed below under "Recent Developments." Interest on the 9 3/4% notes is payable on April 1 and October 1 of each year and interest on the 10 1/2% notes is payable on May 1 and November 1 of each year. The indentures relating to the senior notes impose certain limitations on the ability of Insight Midwest to, among other things, incur debt, make distributions, make investments and sell assets.

     The weighted average interest rates for amounts outstanding under the Indiana and Kentucky senior credit facilities at September 30, 2000 were 8.8% and 8.6%, respectively. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, incur additional debt, pay dividends or other distributions, create liens on assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios, require us to enter into interest rate protection agreements and contain customary events of default.


Recent Developments

Greenwood Agreement

     On September 26, 2000, Insight Midwest entered into an agreement with Cable One, Inc., a subsidiary of The Washington Post Company, for the acquisition of a cable television system serving approximately 14,800 customers in Greenwood, Indiana for the purchase price of $62.0 million. The Greenwood system is located only six miles from Insight Midwest's existing systems in Indiana and, as such, Insight Midwest intends to integrate the Greenwod systems's cable plant with Insight Midwest's existing Indiana systems. The acquisition is subject to closing conditions, including the completion of a proposed trade of systems between Cable One and an affiliate of AT&T Corp., and is expected to be completed on or about January 2, 2001.

Telephony Agreements

     On July 17, 2000, we entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing the cable systems' infrastructure under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay the cable affiliate a monthly per line access fee. AT&T Broadband will also pay the cable affiliate for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that the cable affiliates will market the telephone services both independently and as part of a bundle of services.

Expansion of Insight Midwest

     On August 15, 2000, Insight Midwest entered into definitive agreements with AT&T Broadband and us for the acquisition of additional cable television systems. Through a series of transactions, Insight Midwest will acquire all of our remaining wholly-owned systems serving approximately 279,600 customers, including systems which we will purchase from AT&T Broadband. At the same time, Insight Midwest will acquire from AT&T Broadband systems serving approximately 248,800 customers. As a result, Insight Midwest will serve approximately 1.3 million customers, approximately 99% of which will be concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. Insight Ohio, which serves approximately 84,200 customers, will become an unrestricted subsidiary under the indentures governing Insight Midwest's senior notes, and will be prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Upon completion of the transaction, Insight Midwest will remain equally owned by Insight L.P. and AT&T Broadband and Insight L.P. will continue to serve as the general partner and manage and operate the Insight Midwest systems. The consummation of the definitive agreements is subject to several conditions, including the receipt of all necessary regulatory approvals

Impact of Recently Issued Accounting Standards

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of September 30, 2000, our interest rate swap and collar agreements expire in varying amounts through 2002.

     The fair market value of our long-term debt approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest and current fair market value of the senior notes approximates par value. As of September 30, 2000, the estimated fair value of our interest rate swap and collar agreements was approximately $4.2 million, which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

     As of September 30, 2000, we had entered into interest rate swaps that approximated $766.0 million, or 67.3%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $4.5 million.

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     During the third quarter of 2000, we granted stock options to certain of our employees to purchase an aggregate of 15,000 shares of Class A common stock. The grants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) and in compliance with Rule 506 thereunder.

     On August 8, 2000, we issued 800,000 shares of Class A common stock in connection with Insight Ohio's purchase of its then outstanding 25% common equity interest from Coaxial Communications of Central Ohio, Inc. The issuance was not registered under the Securities Act of 1933 as it was effected in a transaction not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K:

     We filed the following report on Form 8-K during the third quarter of the year ending December 31, 2000:

     Current Report on Form 8-K filed August 25, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   INSIGHT COMMUNICATIONS COMPANY, INC.




Date:  November 13, 2000           By: /s/ Michael S. Willner
                                   ----------------------------
                                   Michael S. Willner
                                   President and Chief Executive Officer



                                   By: /s/ Kim D. Kelly
                                   ----------------------
                                   Kim D. Kelly
                                   Executive Vice President and Chief Financial
                                   & Operating Officer