Form 10-K405
period 2000-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2001-03-23
CIK 1084421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934


                  For the fiscal year ended December 31, 2000


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

                              810 Seventh Avenue
                           New York, New York 10019
                   (Address of principal executive offices)


Registrant's telephone number, including area code: (917) 286-2300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                     Class A Common Stock, $.01 Par Value
                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ______
                                             -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the common equity held by non-affiliates of the registrant as of February 28, 2001 was approximately $972 million.

     The number of shares of the registrant's common stock outstanding as of February 28, 2001: 49,957,180 shares of Class A Common Stock and 10,226,050 shares of Class B Common Stock.

                               Table of Contents

                                                                                                                     Page
                                                                                                                     ----
                                                       PART I

Item 1.   Business ................................................................................................    1
Item 2.   Properties ..............................................................................................   32
Item 3.   Legal Proceedings .......................................................................................   33
Item 4.   Submission of Matters to a Vote of Security Holders .....................................................   34

                                                PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ...................................   35
Item 6.   Selected Financial Data .................................................................................   35
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................   39
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...............................................   52
Item 8.   Financial Statements and Supplementary Data .............................................................   52
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................   52

                                                 PART III

Item 10.  Directors and Executive Officers of the Registrant ......................................................    53
Item 11.  Executive Compensation ..................................................................................    56
Item 12.  Security Ownership of Certain Beneficial Owners and Management ..........................................    60
Item 13.  Certain Relationships and Related Transactions ..........................................................    62

                                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................................    65

SIGNATURES.........................................................................................................    68

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

     We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

                                    PART I


Item 1.  Business

     In this report, we rely on and refer to information and statistics regarding the cable television industry and our market share in the sectors in which we compete. We obtained this information and statistics from various third-party sources, discussions with our customers and our own internal estimates. We believe that these sources and estimates are reliable, but we have not independently verified them and cannot guarantee their accuracy or completeness.

     General

     We are the eighth largest cable television system operator in the United States based on customers served. We currently serve approximately 1.4 million customers, 99% of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our network is efficiently clustered. After giving effect to the network upgrades expected to be substantially completed during 2001, approximately 95% of our customers will be served from thirteen headends. Technical clustering is critical in order to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and technical clustering has enabled us to lead the cable television industry in offering, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephony services. We are a public company and our Class A common stock is listed on The Nasdaq National Market under the symbol "ICCI." Our experienced senior management team and members of their families own, in the aggregate, over 15% of our common stock.

     Insight Midwest, L.P. is a partnership managed by us and owned equally by us, through our wholly-owned subsidiary Insight Communications Company, L.P. ("Insight LP"), and AT&T Broadband, LLC, through its indirect subsidiary TCI of Indiana Holdings, LLC. Insight Midwest owns systems serving approximately 1.3 million of our customers. We also manage through Insight LP additional systems in Indiana and Kentucky owned by an affiliate of AT&T Broadband serving approximately 121,200 customers.

     To facilitate delivery of our telephony services, we have entered into a ten-year agreement with AT&T Broadband that will allow Insight Midwest to deliver to our customers local telephone service under the AT&T Digital brand. Under the terms of the agreement, Insight Midwest will lease certain capacity on our network to AT&T Broadband for which it will receive a monthly fee based upon the number of telephone lines ordered by our customers. Insight Midwest will be responsible for marketing and billing these services, as well as the installation and maintenance support for which it will receive additional payments. The capital required to deploy telephony over our networks will be shared, with AT&T Broadband responsible for switching and transport facilities. We believe that we will be able to achieve higher penetration levels by marketing our telephony services under the AT&T brand and leveraging AT&T's telephony expertise with our strong local presence and established customer relationships. Furthermore, we believe that the expected penetration levels, combined with shared capital costs, will result in higher returns for our investors.

     Consistent with our strategy of pursuing value-enhancing transactions that fit our geographic and technical clustering strategy, on January 5, 2001, we completed a series of transactions with certain subsidiaries of AT&T Corp. (the "AT&T Cable Subsidiaries") that significantly increased the number of customers we serve. We refer in this report to all of the preceding transactions, including related bank financing, as the "Transactions." As a result of the Transactions, additional cable television systems serving approximately 530,000 customers were contributed to Insight Midwest. Specifically, Insight Midwest acquired all of Insight LP's systems not already owned by Insight Midwest as well as systems which Insight LP purchased from AT&T Cable Subsidiaries (comprising in total approximately 280,000 customers). AT&T Cable Subsidiaries contributed to Insight Midwest systems located in Illinois serving approximately

250,000 customers. Both Insight LP and the AT&T Cable Subsidiaries contributed their respective systems to Insight Midwest subject to an amount of indebtedness so that Insight Midwest remains equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as the general partner of Insight Midwest and manages and operates the Insight Midwest systems.

     Through its subsidiaries, Insight Midwest owns and operates cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which passed approximately 2.1 million homes and served approximately 1.3 million customers as of December 31, 2000 on a pro forma basis after giving effect to the Transactions. On a pro forma basis, we had revenues of $649.0 million and EBITDA of $389.8 million for the year ended December 31, 2000. As a result of our upgrade efforts, as of the end of 2000, we estimate that 94% of our customers (other than those served by the new Illinois systems) were passed by our upgraded network, which enables delivery of an advanced suite of entertainment, information and communications services, including our interactive digital video, high-speed data access and telephony services. Upon completion of our planned network upgrades during 2001, over 99% of our customers (other than customers served by the recently acquired Illinois systems) will be served by the upgraded network. We expect that the upgrade of the new Illinois systems will be completed during 2002.

     We are the largest operator of cable television systems in the State of Indiana. As of December 31, 2000, the Indiana systems passed approximately 515,800 homes and served approximately 320,000 customers. The Indiana systems are located primarily in the university cities of Bloomington, Evansville and Lafayette and demographically desirable areas of suburban Indianapolis. Upon completion of our consolidation of headends, approximately 95% of the Indiana systems' customers will be served by three headends. The network upgrades and consolidation of headends are expected to be substantially completed during 2001.

     We are also the largest operator of cable television systems in the State of Kentucky. As of December 31, 2000, the Kentucky systems passed approximately 748,000 homes and served approximately 442,000 customers. Our Kentucky systems are located in four of the five largest cities in the state: Louisville, Lexington, Covington and Bowling Green. Upon completion of our consolidation of headends, approximately 99% of Insight Kentucky's customers will be served by four headends. The network upgrades and consolidation of headends are substantially completed.

     As of December 31, 2000, the systems we manage for an affiliate of AT&T Broadband passed approximately 176,900 homes and served approximately 121,200 customers. These managed systems are located adjacent to our existing Indiana and Kentucky systems, and are operated by the employees of our existing systems.

     On a pro forma basis after giving effect to the Transactions, as of December 31, 2000, our Illinois systems passed approximately 664,900 homes and served approximately 418,000 customers, making us the second largest operator of cable television systems in the State of Illinois. The Illinois systems are located primarily in second-tier markets, including Springfield, Rockford, Peoria and Champaign/Urbana. Upon completion of our consolidation of headends, approximately 95% of the Illinois systems' customers will be served by five headends. The network upgrades and consolidation of headends are expected to be completed during 2002.

     As of December 31, 2000, our Ohio system passed approximately 184,400 homes and served approximately 85,400 customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the Ohio system's customers are served from a single headend. Approximately 70% of the Ohio system's customers are served by a network upgraded to 870 MHz, and our upgrade efforts are continuing.

     We also own a cable television system in Griffin, Georgia which passed approximately 20,100 homes and served approximately 13,100 customers as of December 31, 2000. The Griffin system operates from a single headend.

       Recognizing the opportunities presented by newly available products and services, the strength of our market characteristics and favorable changes in the regulatory environment, we deployed a strategy to become a competitive, full service provider of entertainment, information and communications services for the communities served by our networks. We intend to capitalize on our highly clustered cable television systems to economically upgrade the technological capabilities of our broadband networks in order to deploy enhanced new services.

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

       Our principal offices are located at 810 Seventh Avenue, New York, New York 10019, and our telephone number is (917) 286-2300.

Strategy

       Our strategy is to be a competitive, full-service provider of entertainment, information and communications services. This strategy is centered on the deployment of new and enhanced products and services for the communities served by our networks and consists of the following elements:

   Focus on operating large, tightly-grouped clusters of cable systems with attractive technical and demographic profiles

       We operate large, tightly-grouped clusters of cable systems, most of which have attractive technical and demographic profiles. Our systems are characterized by high housing densities and high ratios of customers to headends. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. We believe that the highly clustered nature of our systems enables us to more efficiently deploy our marketing dollars and maximize our ability to enhance customer awareness, increase use of our products and services and build brand support. Furthermore, our technical concentration, across 95% of our customers, providing for headends serving an average of 100,000 customers upon completion of our planned network upgrades, allows us to be capital efficient as we invest in necessary technology. Our demographic profile is characterized by good housing growth and low unemployment in growing communities, many of which are centered around large universities and/or major commercial enterprises. We believe that households with our demographic profile are more likely to subscribe to these new and enhanced products and services than the national average demographic profile.

   Expeditiously upgrade our network

       We are upgrading our network expeditiously in order to provide new and enhanced products and services, increase the programming and communications choices for our customers, improve our competitive position and increase overall customer satisfaction. We are in the process of upgrading almost all of our network to provide at least 750 MHz bandwidth and two-way active capability with 700 homes per fiber node, which can be further subdivided four times. The result will be a significant increase in network capacity, quality and reliability which facilitates the delivery of new and enhanced products and services and reduced operating costs. Our aggressive investment in our broadband cable network upgrade allows us to expeditiously offer these services to substantially all of our customers.

   Introduce new and enhanced products and services, including interactive Insight Digital service, high-speed data service and telephony service

       Our marketing strategy is to offer our customers an array of entertainment, information and communications services on a bundled basis. By bundling our products and services, we provide our customers with an increased choice of services in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention. We have conducted research and held numerous focus group sessions in our local markets, which lead us to believe that these services have high customer appeal. We expect that our ability to provide bundled services will provide us with a strong competitive advantage over alternative video providers, such as direct broadcast satellite television systems, and incumbent telephone companies. To accelerate the deployment of these services, we have entered into arrangements with several industry leaders, including: (1) AT&T Broadband to provide telephony services; (2) Excite@Home and RoadRunner to provide high-speed data services; (3) DIVA Systems Corporation to provide video-on-demand; (4) Liberate Technologies to utilize its software platform for the deployment of interactive television services; (5) SourceSuite, LLC to provide an interactive program guide as well as local information and community guides; and (6) Commerce.TV Corporation to provide e-commerce over our networks.

   Leverage strong local presence to enhance customer and community relations

       Excellent customer service is a key element of our strategy. We are dedicated to quality customer service and seek a high level of customer satisfaction by employing localized customer care, extensively using market research and providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis providing us the opportunity to demonstrate and sell our new and enhanced products and services. Our localized customer care initiatives create substantial marketing and promotion opportunities, which we believe are effective in the deployment of interactive, digital and high-speed data products. We believe that we achieve customer satisfaction levels that are substantially above industry averages. Annually, we commission Peter D. Hart Research Associates to survey our customers with respect to service and product knowledge. Based upon our most recent survey conducted in November 2000, our customers continue to be highly satisfied with our service.

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

   Pursue value-enhancing transactions in nearby or adjacent geographies

       To support our strategy, we intend to pursue value-enhancing transactions. To augment our internal customer growth, we will seek to swap or acquire systems that strategically fit our clustering and operating strategy. We do not currently have any agreements, commitments or understandings for any future acquisitions. There is no assurance that any additional acquisitions will be completed. We believe that by acquiring or swapping systems in close proximity we can improve revenue growth and operating margins. This is achieved through the consolidation of headends and spread of fixed costs over larger systems and the increase of operating efficiencies associated with larger systems.

Technical Overview

       We believe that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we will need to install and maintain a state-of-the-art technical platform. The deployment of fiber optics, an increase in the bandwidth to 750 MHz or higher, the activation of a two-way communications network and the installation of digital equipment will allow us to deliver new and enhanced products and services, including interactive digital video, high-speed data services and telephony services provided by AT&T Broadband.

       As of December 31, 2000, our systems, including the new Illinois systems, were comprised of 30,700 miles of network passing approximately 2.3 million homes resulting in a density of approximately 75 homes per mile. As of that date, our systems were made up of an aggregate of 97 headends. We intend to continue our strategy of consolidating headends by eliminating approximately 77 headends, at which point 95% of our customers will be served by thirteen headends. At the end of 2000, we estimate that 94% of our customers (other than those served by the new Illinois systems) were passed by our upgraded network. After completion of our planned network upgrades, over 99% of our customers will be served by a network that is two-way active and 750 MHz.

       Our network design calls for a digital two-way active network with a fiber optic trunk system carrying signals to nodes within our customers' neighborhoods. The signals are transferred to coaxial network at the node for delivery to our customers. We have designed the fiber system to be capable of subdividing the nodes if traffic on the network requires additional capacity.

       We believe that active use of fiber optic technology as a supplement to coaxial cable plays a major role in expanding channel capacity and improving the performance of our systems. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. We will continue to deploy fiber optic cable to further reduce amplifier cascades while improving picture quality and system reliability.

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

       To enable us to deliver telephony services, AT&T Broadband is required to install and maintain the necessary switching and transport facilities. Insight Midwest is required to deploy the necessary equipment at the headends and at our customers' homes, and is responsible for expanding and upgrading our network to provide the required capacity. We intend to increase the reliability of the services by implementing centralized powering and status monitoring on our networks as telephony services are deployed in our systems. Centralized power provides the reliability, including lifeline reliability, required in delivering telephony services. The existing commercial power structure employed by cable networks is subject to the general power disruptions experienced by the local power utility. Centralized power will provide immediate battery back-up for a limited duration followed by unlimited gas-powered generator back-up. This reliability will not only benefit the delivery of telephony service, but also the reliability of the other products and services delivered over the network. Status monitoring will enable us to examine key components of our network so that we can diagnose problems before they become critical and interfere with the stability of our network.

Products and Services

   Traditional Cable Television Services

       We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 25 channels of television programming. Excluding our new Illinois systems, as of December 31, 2000, approximately 91.9% of our customers chose to pay an additional amount to receive additional channels under our "Classic" or "expanded" service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the classic service. As of December 31, 2000, premium units as a percentage of basic subscribers was approximately 69.4%, including our new Illinois Systems.

       Our analog cable television service offering includes the following:

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

   New and Enhanced Products and Services

       As network upgrades have been activated, we deploy new and enhanced products and services in most of our markets, including interactive digital video and high-speed data services. In addition, we are offering telephony services marketed under the AT&T Digital brand.

       Interactive Digital Video

       The implementation of interactive digital technology significantly enhances and expands the video and service offerings we provide to our customers. Most digital launches by other cable operators have been limited to simply offering more channels as a defensive move against competition from direct broadcast satellite television systems. Because of the significantly increased bandwidth and two-way transmission capability of our state-of-the-art technical platform, which continues to be built in conjunction with our digital launches, we have designed a more extensive digital product that is rich in program offerings and highly interactive with our customers. Our interactive digital service is designed to exploit the advantages of a broadband network in the existing generation of set-top devices. The digital service encompasses three interactive applications: (1) an interactive program guide; (2) interactive local information and community guides; and (3) a video-on-demand service. Our experience with our initial interactive digital launches is very encouraging.

       We have conducted numerous focus groups and commissioned research studies, the findings of which have helped to develop our interactive digital strategy. We believe that our digital penetration will continue to increase as a result of our differentiated services such as a graphically rich local information network and video-on-demand pay-per-view with full VCR functionality.

       We are packaging a "Digital Gateway" brand. For $6.95 per month, our customers receive the following services:

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

       We have entered into an agreement with Liberate Technologies that enables us to utilize the Liberate software platform for the deployment of interactive television services on the Motorola DCT-2000 and DCT-5000 digital set-top boxes. The Liberate software provides the middleware component of our interactive digital product. As of December 31, 2000, we deployed 100,000 DCT-2000 set-top boxes with Liberate's C-Lite system. Our plan includes the aggressive roll-out of these systems, and when the DCT-5000 becomes available in commercial quantities, we intend to sell premium digital service using the DCT-5000 and Liberate's middleware.

       We have also entered into an agreement with DIVA Systems Corporation, which allowed us to become the first cable operator to offer DIVA's video-on-demand services as part of a digital tier package. DIVA provides a true video-on-demand service over the cable television infrastructure. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. DIVA is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality.

       We have also entered into an agreement with Commerce.TV to provide e-commerce over our networks. Commerce.TV owns a proprietary software and database network which would provide our customers with the ability to purchase products from third party merchants and track the status of their orders using a set-top box remote control. We will be launching Commerce.TV in our Lexington, Kentucky system early in the second quarter of 2001.

       Upon the completion of the network upgrades of the Indiana, Kentucky and Illinois systems, we will continue to migrate the previous owners' digital products to our interactive Insight Digital product. While the previous owners' digital products were targeted to fill programming voids, our interactive Insight Digital service is designed to provide our customers with an Internet-style experience as well as enhanced programming choices, which have resulted in higher penetration and customer satisfaction and reduced churn. Our interactive Insight Digital service has experienced average penetration in the Rockford, Illinois, Columbus, Ohio and Evansville, Indiana systems of between 20% and 30% in less than two years from launch.

   High-Speed Data

       We offer high-speed data service for personal computers through Excite@Home over our network in all of our upgraded systems except for our Columbus, Ohio system, which utilizes the RoadRunner service.

As of December 31, 2000, the high-speed data service was made available in 1.5 million of our homes and served approximately 51,800 of our customers, including our new Illinois systems. The Illinois systems we acquired from the AT&T Cable Subsidiaries pursuant to the Transactions which offer Excite@Home have achieved an average Excite@Home penetration of 7.6% as of December 31, 2000.

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

       In addition to being an Internet service provider, Excite@Home offers its own content for our customers. Excite@Home aggregates high quality web sites for customers to explore and also offers various chat rooms, newsgroups, on-line stores, gaming channels, on demand Fox News, NBA and MTV video clips, and easy to use search engines and tip wizards. We expect to offer our customers content of local interest, including community information, local news, sports, entertainment, and weather, through our local home page.

       Our Insight@Home service offers unlimited access to the Internet. The service includes three e-mail addresses and 15 megabytes of space with which to create a personal web site. We are offering the Insight@Home service to cable customers at a price of $29.95 per month plus $10 to $15 to lease the cable modem. Customers may also purchase the cable modem. Non-cable customers are charged an additional $10 per month for the service. Both cable and non-cable customers are charged a $150 installation fee, which we may, at our discretion, discount to promote usage of cable modems. Insight@Home also provides several additional services, such as the ability to dial-up away from the customer's home, multiple computer access and Internet fax services, which provides additional revenue potential. In addition to customer fees, we expect to generate advertising and e-commerce revenue by selling advertisers and retailers space on our local home pages in exchange for a fee or a share of the revenues.

   Telephony Services

       On July 17, 2000, we entered into a ten-year agreement with AT&T Broadband that will allow Insight Midwest to deliver to our customers local telephone service under the AT&T Digital brand using our network infrastructure and AT&T Broadband's switching and transport facilities. Insight Midwest will lease certain capacity on our network to AT&T Broadband for a monthly fee for each of the first four lines ordered by a customer. Additionally, AT&T Broadband is required to pay Insight Midwest a fee for each customer installation. Insight Midwest is compensated on a per transaction basis for sales of AT&T Broadband services as AT&T Broadband's agent. For Insight Midwest's provision of billing and collection services and for the provision of customer care for customers that buy bundled Insight Communications/AT&T Broadband services, AT&T Broadband is required to pay it a monthly fee per customer. Insight Midwest also receives an additional fee if revenue exceeds the projected target revenue for local service lines and features, such as enhanced caller ID or voice mail.

       AT&T Broadband is the regulated telephone carrier for the telephony services provided to our customers. The AT&T Broadband digital telephony services are marketed and carried under the AT&T Digital brand as part of our bundle of Insight Digital services. Insight Midwest markets the services, as AT&T Broadband's agent, both on a stand-alone basis and bundled with our other products and services, such as interactive digital video and high-speed data access. Insight Midwest also bills our customers for AT&T Broadband's services, as well as provides installation, maintenance and marketing support for AT&T Broadband's services. Pursuant to the agreement, the services are to be provided in the territories in which we currently provide cable television service, other than the newly acquired Illinois systems. If both parties agree, the agreements can be expanded to include the new Illinois systems.

       The capital required to deploy telephony over our networks is a shared obligation. Insight Midwest is responsible for upgrading and maintaining our network to meet specified measures of quality, including increasing the capacity on our network to a maximum capacity of two lines per residential household passed, assuming a specified service penetration rate. Insight Midwest also acquires and installs equipment to be located at the customer premises that is required to provide telephone services. We anticipate AT&T Broadband will use portions of our network to permit AT&T Broadband to offer an average of two telephone lines to each customer. AT&T Broadband is responsible for switching and transport facilities. We believe that we will be able to achieve higher penetration levels by marketing our telephony services under the AT&T brand and leveraging AT&T's telephony expertise with our strong local presence and established customer relationships. Furthermore, we believe that the expected penetration levels, combined with shared capital costs, will result in higher returns for our investors.

Business Background

       We were co-founded in 1985 as a limited partnership under the name Insight Communications Company, L.P. by Sidney R. Knafel and Michael S. Willner after a previous association with one another at Vision Cable Communications where Mr. Knafel was co-founder and Chairman and Mr. Willner held various operating positions, ultimately holding the position of Executive Vice President and Chief Operating Officer. Vision Cable was sold to The Newhouse Group Inc. in 1981 and Mr. Willner remained there to run the cable operations until 1985 when he and Mr. Knafel formed Insight Communications.

       In addition to many years of conventional cable television experience, our management team has been involved in the development and deployment of full service communications networks since 1989. Through a then related entity, Insight Communications Company UK, L.P., our management and related parties entered the cable television market in the United Kingdom, where today modern networks are widely deployed. Messrs. Knafel and Willner remain on the board of NTL Incorporated, the publicly traded successor to the former Insight UK related entity. NTL is currently the largest operator of local broadband communications systems in the United Kingdom.

       As a result of our management's British experience, we recognized that the technology and products developed in the United Kingdom would migrate to the United States in similar form. We focused on planning to upgrade our network promptly after it became clear that the 1996 Telecom Act would encourage competition in the communications industries. We understood, however, that the new products and services available with new technology were best deployed in markets which provided for efficiencies for branding and technical investment. Our original acquisition strategy, which focused on customer growth, was very successful. However, our management team recognized the opportunity to evolve from our role as a cable television operator providing only home video entertainment into a full service alternative communications network providing not only standard video services, but also interactive digital video, high-speed data access and communications products and services.

       Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, we executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in our current composition. The largest of these transactions were the 50/50 joint ventures formed with AT&T Broadband and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and most recently on January 5, 2001 with respect to the new Illinois systems. As of December 31, 1997, our systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of its customers. We believe that we have successfully transformed our assets so that as of December 31, 2000, without giving effect to the Transactions, we owned, operated and managed a cable television network serving approximately 1.0 million customers with approximately 98% of our customers clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Our current assets are reflective of our strategy to own systems that have high ratios of customers to headends.

       In July 1999, the holders of the partnership interests of Insight LP exchanged their respective partnership interests for our common stock. As a result, Insight LP became our wholly-owned subsidiary. Simultaneous with the exchange, we consummated an initial public offering of 26,450,000 shares of our Class A common stock, raising an aggregate of approximately $650.0 million. Our Class A common stock is currently listed on The Nasdaq National Market under the symbol "ICCI."

Our Systems

       Our systems in Indiana, Kentucky, Illinois, Ohio and Georgia serve approximately 1.4 million customers. We are the largest operator of cable systems in both Indiana and Kentucky and the second-largest in Illinois. Our systems are technically clustered or are capable of being clustered to serve an average of 100,000 customers per headend.

       We are able to realize significant operational synergies due to the size of the clusters in these states and the demographic proximity of all of our systems. In all of our systems, we have nearly completed upgrading our system infrastructures to enable us to deliver new technologies, products and services to provide our customers with greater value and choices in the face of growing competition. The highly clustered nature of our systems enables us to (a) more efficiently invest our marketing dollars and maximize our brand awareness, (b) more economically introduce new and enhanced services, and (c) reduce our overall operating and maintenance costs as a result of our ability to deploy fiber and reduce the number of headends we use throughout our systems. As a result, we believe we will be able to achieve improved operating performance on both a combined and system-wide basis. Our relationship with AT&T Broadband provides us with substantial purchasing economies for both our programming and hardware needs.

   The Indiana Systems

       General

       As of December 31, 2000, the Indiana systems passed approximately 515,800 homes and served approximately 320,000 customers. The Indiana systems are owned by Insight Communications Midwest (formerly known as Insight Communications of Indiana), which is the largest cable operator in the state. Insight Communications Midwest, which was capitalized on October 31, 1998, was a 50/50 joint venture between us and an indirect subsidiary of AT&T Broadband until the contribution of its equity interests on October 1, 1999 into Insight Midwest. Through Insight LP, we serve as manager of the Indiana systems. In addition, we believe that there are additional opportunities to augment our position in Indiana through additional acquisitions and swaps.

       We believe that further upgrading of the Indiana systems will yield opportunities for cash flow growth. We have increased our capital investments in the Indiana systems, with initial emphasis on upgrading the network, activating two-way transmission and combining headends. Upon completion of our consolidation of headends, we expect that approximately 95% of our customers in Indiana will be served by three headends. Upon implementation of our state-of-the-art technical platform, we deploy new services based on our marketing strategy of bundling products.

       Through Insight LP, we manage the day-to-day operations of Indiana and Kentucky cable television systems owned by InterMedia Partners Southeast, an affiliate of AT&T Broadband, which serve approximately 121,200 customers. The systems are operated by employees of our Indiana and Kentucky systems, and the overhead for these systems is allocated and charged against the cash flow of the managed systems.

       The Indiana systems are organized in four management districts:

       The Central District

       As of December 31, 2000, the Central District passed approximately 116,800 homes and served approximately 78,800 customers, principally in the community of Bloomington. This includes approximately 28,300 homes passed and approximately 14,800 customers served by the Greenwood, Indiana system which we acquired on January 11, 2001. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include United Technology and General Electric. The median household income for the area is approximately $37,000 per year, while the median family income is approximately $47,500 per year. Household income differs from family income by including income from all persons in all households, including persons living alone and other non-family households.

       Digital video service was launched in Bloomington by AT&T Broadband prior to the formation of Insight Communications Midwest. Upon completion of our network upgrade, we will migrate the Bloomington digital customers to our interactive Insight Digital service. The Bloomington system began deploying the Insight@Home service during the second quarter of 2000. Bloomington and parts of Monroe County were upgraded to 750 MHz during the second quarter of 2000. We expect to substantially complete the upgrade of this district by the end of 2001.

       The Southwest District

       As of December 31, 2000, the Southwest District passed approximately 122,700 homes and served approximately 59,900 customers, principally in the communities of Evansville and Jasper. The median household income for the area is approximately $36,500 per year, while the median family income is approximately $47,000 per year. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

       In February 2000, we completed the network upgrade of the Southwest District to 750 MHz and we are currently migrating the digital customers to our interactive Insight Digital service, including DIVA's video-on-demand service and the LocalSource interactive information service. We have also launched the Insight@Home service in Evansville.

       A related party of Southern Indiana Gas and Electric Co. has overbuilt the City of Evansville. Southern Indiana Gas and Electric Co. has obtained franchises to provide cable television service in the City of Evansville and neighboring areas and commenced service in April 1999. We believe the Southern Indiana Gas and Electric Co. overbuild passes approximately 75,900 homes in our service area and is expected to pass additional homes, and has commenced offering telephone and data service.

       The Evansville system recently won a competitive bid to supply a data network to the Evansville school system, as well as a contract to provide video services to the University of Evansville. We are working with TCI Network Solutions to supply this data network and have signed a five-year contract to connect 42 K-12 schools to the data network. Our share of the revenues from this contract will be $500,000 over the life of the contract.

       The Northwest District

       As of December 31, 2000, the Northwest District passed approximately 98,700 homes and served approximately 69,100 customers, principally in the communities of Lafayette, Kokomo, Fowler and Hartford City. The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers include Great Lakes Chemical, Lafayette Life Insurance, General Motors and Delco Remy. The median household income for the area is approximately $39,900 per year, while the median family income is approximately $51,600 per year.

       The upgrades of the Lafayette, Kokomo and Fowler systems to 750 MHz were substantially completed at the end of 2000. We launched the Insight@Home service in all of these markets. AT&T Broadband launched a digital service in the Kokomo market in late 1998. We are in the process of migrating those customers to our digital service, simultaneous with the launch throughout the district of our interactive Insight Digital service, including the LocalSource products and, during the first quarter of 2001, DIVA's video-on-demand service.

       The Northeast District

       As of December 31, 2000, the Northeast District passed approximately 177,600 homes and served approximately 112,200 customers in Richmond as well as in the suburban communities near Indianapolis, including Anderson and Noblesville. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors, Eli Lilly and Belden Wire and Cable. The median household income for the area is approximately $46,700 per year, while the median family income is approximately $56,300 per year.

       The upgrade of the Northeast District to 750 MHz is expected to be completed by the end of first quarter 2001. We have launched the Insight@Home service throughout the district. AT&T Broadband launched digital service in several of the markets in 1998, and we are in the process of migrating those customers to our interactive Insight Digital service, simultaneous with the launch throughout the district of our Insight Digital service, including the LocalSource product and, during the second quarter of 2001, DIVA's video-on-demand service.

   The Kentucky Systems

       General

       As of December 31, 2000, the Kentucky systems passed approximately 748,000 homes and served approximately 442,000 customers. This includes approximately 40,900 homes passed and approximately 22,400 customers served by the Jeffersonville, Indiana system which is owned by Insight Communications Midwest and operated by the management of the Louisville, Kentucky system. The Kentucky systems are owned by Insight Kentucky Partners II, L.P., which is the largest cable operator in the state. We acquired a combined 50% interest in Insight Kentucky's parent on October 1, 1999, with related parties of AT&T Broadband holding the other 50% interest. Simultaneous with this acquisition, all of the equity interests were contributed into Insight Midwest. Through Insight LP, we serve as manager of the Kentucky systems.

       Our Kentucky systems are located in and around four of the five largest cities in the state: Louisville, Lexington, Covington, and Bowling Green. Upon completion of the network upgrade, over 99% of Insight Kentucky's customers will be served by a two-way active, 750 MHz network. Additionally, upon completion of our consolidation of headends, approximately 99% of the systems' customers will be served by four headends. The network upgrades and consolidation of headends are substantially completed.

       Summary statistics for the Kentucky systems are as follows:

       Louisville

       As of December 31, 2000, the Louisville system passed approximately 447,700 homes and served approximately 254,500 customers. Louisville is Kentucky's largest city and is located in the northern region of the state, bordering Indiana. Louisville is located within a day's drive of nearly 50% of the United

States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. The median household income for the area is approximately $40,000 while the median family income is approximately $48,500. Knology Inc. and TotaLink of Kentucky, LLC have each obtained a franchise to provide cable television service in the City of Louisville, where we currently serve 61,900 customers. However, those franchises have been stayed pending litigation.

       The Louisville system substantially completed a network upgrade and we served substantially all of our customers with two-way, 750 MHz cable at the end of 2000. The system is also in the process of interconnecting six headends, which will allow the entire system to be served from a single headend. In the spring of 2000, we began managing our Jeffersonville, Indiana system through the Louisville system.

       InterMedia Capital Partners VI, L.P. launched its digital service in Louisville in November 1998. The service had approximately 24,500 customers in Kentucky as of December 31, 2000. We are migrating these customers to our interactive Insight Digital service, including the LocalSource product and the DIVA video-on-demand service. The Louisville system has launched the Insight@Home service.

       Lexington

       As of December 31, 2000, the Lexington system passed approximately 122,300 homes and served approximately 84,100 customers from a single headend. Lexington is Kentucky's second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International. The median household income for the area is approximately $44,000, while the median family income is approximately $56,000.

       The Lexington system has completed a network upgrade and, at the end of 2000, we served all of our customers with two-way, 750 MHz cable. InterMedia Capital Partners VI, L.P. launched its digital service in Lexington in October of 1998. We are migrating these customers to our interactive Insight Digital service, including the LocalSource product and the DIVA video-on-demand service. The Lexington system has launched the Insight@Home service.

       Covington

       As of December 31, 2000, the Covington system passed approximately 143,800 homes and served approximately 80,900 customers from a single headend. Covington is Kentucky's fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp and DHL. The median household income for the area is approximately $44,500, while the median family income is approximately $53,800.

       The Covington system has completed a network upgrade and, at the end of 2000, we served all of our customers with two-way, 750 MHz cable. The Covington system recently launched the Insight@Home service. Digital service is also available in Covington. We are migrating the customers of this digital service to our interactive Insight Digital service, including the LocalSource product and the DIVA video-on-demand service.

       Bowling Green

       As of December 31, 2000, the Bowling Green system passed approximately 34,200 homes and served approximately 22,500 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include Fruit of the Loom, Camping World, Desa International and Holley Replacement Parts. The median household income for the area is approximately $36,500, while the median family income is approximately $45,400.

       The Bowling Green system is fully upgraded to two-way, 750 MHz cable. Recently, digital and Insight@Home services have been launched in Bowling Green. We are migrating the customers of this digital service to our interactive Insight Digital service, including the LocalSource product.

   The Illinois Systems

       The Illinois systems are owned and operated by Insight Communications Midwest, and were contributed to Insight Communications Midwest on January 5, 2001 pursuant to the Transactions. Through Insight LP, we serve as manager of the Illinois systems. These systems are located primarily in second-tier markets, including Springfield, Rockford, Peoria, Dixon and Champaign/Urbana. The Rockford system was contributed by Insight LP and the other Illinois systems were acquired from the AT&T Cable Subsidiaries pursuant to the Transactions.

       In total, the Illinois systems pass approximately 664,900 homes and served 418,000 customers as of December 31, 2000, making us the second largest operator of cable television systems in the State of Illinois. These systems are served by networks with approximately 1,340 miles having a capacity greater than or equal to 750 MHz, 3,830 miles having a capacity greater than or equal to 450 MHz and less than 750 MHz, and 1,230 miles having a capacity less than 450 MHz. Consistent with our strategy of expeditiously upgrading our network to facilitate the deployment of our enhanced products and services, we are upgrading the network of the Illinois systems and intend to migrate the digital customers to our interactive Insight Digital service. We expect to invest approximately $56.0 million to upgrade these systems, and that the upgrades will be completed during 2002. In the interim, we will launch Insight Digital on a node-by-node basis as system upgrades are completed. We anticipate the initial deployments of the DIVA video-on-demand service by the end of 2001 in selected areas in the Illinois systems.

       The Illinois systems are organized in five management districts:

       The Rockford District

       As of December 31, 2000, the Rockford District passed approximately 127,600 homes and served approximately 81,500 customers. Rockford is Illinois' second largest city. Major employers in the Rockford metropolitan area include:
Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems. The median household income for the area is approximately $39,300 per year, while the median family income is approximately $47,800 per year.

       We completed the upgrade of the Rockford system in February 2000, and began launching our Insight Digital service on a node-by-node basis as system upgrades were completed beginning in February 1999. Since launching our Insight Digital service in the Rockford system, the activated areas achieved approximately 19.5% digital penetration from its customers, with incremental revenue per digital customer of approximately $21 per month. Average monthly revenue per customer increased by approximately 21.0% for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily as a result of the increase in digital penetration. We launched the Insight@Home service throughout the system in April 2000, and have achieved a penetration of 2.8% as of December 31, 2000.

       The Peoria District

       As of December 31, 2000, the Peoria District passed approximately 194,700 homes and served approximately 125,200 customers, principally in the communities of Bloomington and Peoria. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with over 20,000 students and Illinois Wesleyan University with over 2,000 students. Peoria is the fourth largest city in Illinois, located in the north central part of the state. Major employers in the Peoria area include

Maytag, Gates Rubber and the headquarters of Caterpillar. The median household income for the area is approximately $26,000, while the median family income is approximately $34,000. The City of Galesburg is considering a municipal overbuild passing approximately 17,000 homes as of December 31, 2000.

       The Peoria system is currently undergoing a network upgrade from 550 MHz to 860 MHz, which is expected to be completed during 2002. An AT&T Cable Subsidiary launched digital service and achieved penetration levels of nearly 18% in areas where digital service is available. We plan to migrate these customers to our interactive Insight Digital service, including the Local Source product and the DIVA video-on-demand service, by the end of 2002. The system has launched the @Home service and has achieved penetration levels of over 7% as of December 31, 2000.

       The Dixon District

       As of December 31, 2000, the Dixon District passed approximately 67,200 homes and served approximately 46,400 customers, principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive. The median household income for the area is approximately $25,200, while the median family income is approximately $30,700.

       The Dixon system currently operates with a 750 MHz network, with areas within the Dixon District undergoing a network upgrade from 450 MHz to 860 MHz, which is expected to be completed by the end of 2002. An AT&T Cable Subsidiary launched digital service and achieved penetration levels of nearly 12% in areas where the service is available. We plan to migrate these customers to our interactive Insight Digital service, including the LocalSource product and the DIVA video-on-demand service during 2002.

       The Springfield District

       As of December 31, 2000, the Springfield District passed approximately 179,300 homes and served approximately 115,100 customers, principally in the communities of Decatur and Springfield. Springfield is the capital of Illinois and the third largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois. The median household income for the area is approximately $28,000, while the median family income is approximately $36,500. The City of Springfield, in which our system passes approximately 60,900 homes, is considering a municipal overbuild utilizing an existing plant owned by the city.

       The Springfield District is currently undergoing a network upgrade from 450 MHz to two-way, 750 MHz. An AT&T Cable Subsidiary launched digital service in the system and achieved penetration levels of over 20% in the areas where the service is available. We plan to migrate these customers to our interactive Insight Digital service, including the Local Source product and the DIVA video-on-demand service, by the end of 2002. The system has begun to roll-out the Insight@Home service on a node-by-node basis.


       The Champaign District

       As of December 31, 2000, the Champaign District passed approximately 96,100 homes and served approximately 49,800 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with over 36,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association. The median household income for the area is approximately $22,300 and the median family income for the area is approximately $34,000.

       The Champaign District serves substantially all of its customers by a two-way, 750 MHz network. An AT&T Cable Subsidiary launched digital service in the system and had approximately 5,400 customers as of December 31, 2000. We plan to migrate these customers to our interactive Insight Digital service, including the Local Source service and the DIVA video-on-demand service, by the end of 2001. The Champaign District has launched the @Home service and as of December 31, 2000 had over 6,300 customers.

   The Griffin, Georgia System

       Our Griffin, Georgia system is owned and operated by Insight Communications Midwest, and was contributed to Insight Midwest on January 5, 2001 pursuant to the Transactions. Through Insight LP, we serve as manager of the Griffin system. As of December 31, 2000, the Griffin, Georgia system passed approximately 20,100 homes and served approximately 13,100 customers from a single headend. Major employers in the area include Springs Industries, North American Component Manufacturing and William Carter Apparel. The median household income for the area is approximately $34,700 per year, while the median family income is approximately $40,500 per year.

       We launched our digital service in the Griffin system in December 1998, bringing many new entertainment options to its customers. Griffin, being a smaller market that still has unused channel capacity, has a scaled-down version of the Insight Digital service, similar to the full digital service except that it is not interactive. Despite a more limited product offering, we have achieved significant success with nearly 18% penetration within two years of launch, generating incremental revenue per month of over $19.00 per digital customer. The Griffin launch was the first digital deployment of our multi-tiered approach in the country. We will begin upgrading the Griffin system to enhance the digital service during 2001.

   The Ohio System

       In connection with the Transactions, the common equity of Insight Communications of Central Ohio, LLC, the entity holding the Ohio system, was contributed to Insight Midwest. As of December 31, 2000, the Ohio system passed approximately 184,400 homes and served approximately 85,400 customers from a single headend. The system serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy's, Nationwide Insurance, Borden and Worthington Industries. The area's strong economy provides for a well-paid employment base with a current unemployment rate of approximately 2.3%. The median household income for our service area is approximately $47,800 per year, while the median family income is approximately $57,000 per year.

       We are currently upgrading the Ohio system to 870 MHz, and began servicing customers from our upgraded network in November 1999. We are currently launching our interactive Insight Digital service, on a node-by-node basis, including DIVA's video-on-demand service and the LocalSource interactive information service. As of December 31, 2000, approximately 60,000 customers were served by the upgraded network, with approximately 47,800 customers served by activated digital nodes, and approximately 13,400 customers have subscribed to our interactive digital service, representing a penetration of over 28%. We entered into an affiliation agreement with RoadRunner and a network service agreement with High Speed Access Corp. to deploy the RoadRunner high-speed data service. The RoadRunner service was launched during the second quarter of 2000, and has achieved a penetration of 4.5% as of December 31, 2000. In addition, the Ohio system provides exclusive sports programming under the "Central Ohio Sport!" brand, featuring sporting events from Ohio State University.

       In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and suburban communities in Franklin County. Ameritech has built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. We and Time Warner service virtually distinct areas and therefore do not compete with one another. The areas of the Ohio system served by both us and Ameritech pass approximately 142,700 homes, representing 77.3% of the Ohio system's total homes passed.

       As with our Indiana, Kentucky and Illinois systems, we intend to launch a telephony service alternative to Ameritech through the arrangement with AT&T Broadband. Time Warner, the other major cable television provider in the market, also has previously announced that it is negotiating a telephony agreement with AT&T Broadband.

Customer Rates

       Rates charged to customers vary based on the market served and service selected. As of December 31, 2000, the weighted average revenue for our monthly combined basic and classic service was approximately $30.46. The national average was estimated to be $30.08 for the same services as of December 30, 2000, as reported by Paul Kagan & Associates.

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

Sales and Marketing

       Our strategy is to sell multiple services to our customers, including video, high-speed data and telephony services. We regularly use targeted telemarketing campaigns to sell to our existing customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell our new service offerings.

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

       We build awareness of the Insight Communications brand through advertising campaigns and strong community relations. As a result of our branding efforts and consistent service standards, we believe we have developed a reputation for quality and reliability. We also believe that our marketing strategies are particularly effective due to our regional clustering and market significance, which enables us to reach a greater number of both current and potential customers in an efficient, uniform manner.

Programming Suppliers

       Most cable companies purchase their programming product directly from the program networks by entering into a contractual relationship with the program supplier. The vast majority of these program suppliers offer the cable operator license fee rate cards with size-based volume discounts and other financial incentives, such as launch and marketing support and cross-channel advertising.

       Currently there are over 130 cable networks competing for carriage on our analog and digital platforms. We have continued to leverage both our systems' analog upgrades and newly deployed digital packages as an incentive to our suppliers to secure long term programming deals with reasonable price structures and other creative financial arrangements to offset license fee increases.

       Because of our relationship with AT&T Broadband, we have the right to purchase programming services for our systems directly through AT&T Broadband's programming supplier Satellite Services, Inc. We believe that Satellite Services has attractive programming costs. Additionally, given the clustering of our systems in the Midwest, we have been successful in affiliating with regionally based programming products such as sports and news, at lower than average license fees.

       Prior to November 1999, the cable systems contributed by Insight LP to Insight Midwest pursuant to the Transactions were entitled to buy programming services at the favorable rates being charged to MediaOne Group. Since that time, such systems have been purchasing programming services at higher rates. These systems are now able to purchase programming services at the more favorable rates charged by Satellite Services.

Commitment to Community Relations

       We believe that maintaining strong community relations will continue to be an important factor in ensuring our long-term success. Our community-oriented initiatives include educational programs and the sponsorship of programs and events recognizing outstanding local citizens. In addition, members of our management team host community events for political and business leaders as well as representatives of the local media where they discuss our operations and recent developments in the telecommunications industry. We have received numerous awards recognizing our ongoing community relations. We believe that our ongoing community relations initiatives result in consumer and governmental goodwill and name recognition, which have increased customer loyalty and will likely facilitate any future efforts to provide new communications services.

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

       Cable industry recognition and awards for excellence in marketing and programming have been received by several of our systems including the Lafayette, Indiana system.

       All of our systems provide ongoing support for Cable in the Classroom, an industry initiative that earns recognition both locally and nationally for its efforts in furthering the education of children. Our newest public affairs initiative, "In the Know," further underscores our commitment to education by bringing the vast uses of high-speed Internet access into each accredited school in our service area. "In the Know" builds upon the cable industry's pledge to provide free high-speed Internet access to local schools. We have taken that pledge a step further to offer students and teachers the resources of broadband content and robust cable programming to enrich the learning experience.

       With cable modems in the classroom, teachers and students alike can benefit from the speedy downloads and access to advanced applications to enhance the learning experience. In addition to providing this advanced technology free of charge, we intend to introduce programming enhancements in partnership with various cable networks. As an increasing number of areas become serviceable for high-speed service, "In the Know" is designed to incorporate multi-faceted synergies with these programmers in order to provide specialized educational offerings for each of our systems.

       One of the advantages a local cable operator has over nationally distributed competitors is its ability to develop local programming. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming. Several of our systems have full production capabilities, with in-house and/or mobile production studios to create local content. To attract viewers, we offer a broad range of local programming alternatives, including community information, local government proceedings and local specialty interest shows. In some of our markets, we are the exclusive broadcaster of local college and high school sporting events, which we believe provides unique programming and builds customer loyalty. We believe that our emphasis on local programming creates significant opportunities for increased advertising revenues. Locally originated programming will also play an integral role in the deployment of our new and enhanced products and services. Customized local content will be available to our customers through our digital cable and high-speed data services, as users will be able to access local information, such as weather reports, school closings and community event schedules on-demand.

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

       As of December 31, 2000, we held 597 franchises in the aggregate, consisting of 238 in Indiana, 202 in Kentucky, 124 in Illinois, 29 in Ohio and 4 in Georgia. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system.

       The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

       The following table summarizes information relating to the year of expiration of our franchises, excluding the managed systems, as of December 31, 2000:

         Year of               Number of          Percentage of            Number of          Percentage Total
   Franchise Expiration       Franchises        Total Franchises        Basic Customers       Basic Customers
   --------------------       ----------        ----------------        ---------------       ---------------
Expired*...................       17                   3.3%                 13,463                   1.1%
2001.......................       30                   5.8                  82,523                   6.4
2002.......................       23                   4.4                  41,928                   3.3
2003.......................       40                   7.7                 102,416                   8.0
2004.......................       35                   6.8                  54,015                   4.2
After 2004.................      372                  72.0                 984,176                  77.0
        >

       The following table summarizes information relating to the year of expiration of our franchises, including the managed systems, as of December 31, 2000:

           Year of                  Number of           Percentage of           Number of         Percentage Total
    Franchise Expiration           Franchises         Total Franchises       Basic Customers       Basic Customers
    --------------------           ----------         ----------------       ---------------       ---------------
Expired*.....................           30                    5.0%                 35,749                 2.5%
2001.........................           42                    7.0                 107,114                 7.7
2002.........................           29                    4.9                  53,607                 3.8
2003.........................           44                    7.4                 103,893                 7.4
2004.........................           40                    6.7                  65,114                 4.7
After 2004...................          412                   69.0               1,034,275                73.9

_____________

* Such franchises are operated on a month-to-month basis and are in the process of being renewed.

       The Cable Acts provide, among other things, for an orderly franchise renewal process which limits a franchising authority's ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the Cable Acts established comprehensive renewal procedures which require, when properly elected by an operator, that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

       We believe that our cable systems generally have good relationships with their respective franchise authorities. We have never had a franchise revoked or failed to have a franchise renewed.

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

       Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television systems often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

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

       Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems' programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. In addition, legislation was recently enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed data and voice communications.

       Several telephone companies are introducing digital subscriber line technology, which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speeds of a cable modem, we believe that the transmission speeds of digital subscriber line technology are sufficiently high that such technology will compete with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed data and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations.

       Additionally, the FCC adopted regulations allocating frequencies in the 28 GHz band for a new service called local multipoint distribution service that can be used to provide video services similar to multipoint multichannel distribution systems. The FCC has completed spectrum auctions for local multipoint distribution service licenses.

       As we expand our offerings to include telephony services, our AT&T Digital branded services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephony service areas.

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

   Federal Legislation

       The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation. In addition, the 1996 Telecom Act required the FCC to undertake a number of rulemakings to implement the legislation, some of which have yet to be completed, and such proceedings may materially affect the cable television industry.


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

       Rate Regulation

       The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.

       For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC.

       The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities and the FCC, respectively, are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system upgrades.

       As a further alternative, in 1995 the FCC adopted a simplified cost-of-service methodology which can be used by "small cable systems" owned by "small cable companies." A "small system" is defined as a cable television system which has, on a headend basis, 15,000 or fewer basic customers. A "small cable company" is defined as an entity serving a total of 400,000 or fewer basic customers that is not affiliated with a larger cable television company, that is to say that a larger cable television company does not own more than a 20 percent equity share or exercise de jure control. This small system rate-setting methodology almost always results in rates that exceed those produced by the cost-of-service rules applicable to larger cable television operators. Once the initial rates are set they can be adjusted periodically for inflation and external cost changes as described above. When an eligible "small system" grows larger than 15,000 basic customers, it can maintain its then current rates but it cannot increase its rates in the normal course until an increase would be warranted under the rules applicable to systems that have more than 15,000 customers. When a "small cable company" grows larger than 400,000 basic customers, the qualified systems it then owns will not lose their small system eligibility. If a small cable company sells a qualified system, or if the company itself is sold, the qualified systems retain that status even if the acquiring company is not a small cable company. We were a "small cable company" prior to the October 30, 1998 completion of the AT&T Broadband transaction but we no longer enjoy this status and as a result, we are no longer entitled to this benefit. However, as noted above, the systems with less than 15,000 customers owned by us prior to the completion of the AT&T Broadband transaction remain eligible for "small system" rate regulation.

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

       Carriage of Broadcast Television Signals

       The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are "local" to a cable television system, that is to say that the system is located in the station's area of dominant influence, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for "retransmission consent" to carry the station. The next election between must-carry and retransmission consent will be October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:
(i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC recently completed a rulemaking proceeding on the carriage of television signals in high definition and digital formats. The outcome of this proceeding could have a material effect on the number of services that a cable operator will be required to carry. Local television broadcast stations transmitting solely in a digital format are entitled to carriage. Stations transmitting in both digital and analog formats, which is permitted during the current transition period, have no carriage rights for the digital format during the transition.

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

       Renewal of Franchises

       The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee's performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority's consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

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

       Ownership

       The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the

1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and FCC rules adopted to implement the 1996 Telecom Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through "open video systems," a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators (including local exchange carriers) can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

       The 1996 Telecom Act generally prohibits local exchange carriers from purchasing a greater than 10% ownership interest in a cable television system located within the local exchange carrier's telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator's franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

       The 1996 Telecom Act made several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repealed the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act have been eliminated, although the FCC's regulations prohibiting broadcast/cable common-ownership currently remain in effect. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

       The 1996 Telecom Act amended the definition of a "cable system" under the Communications Act so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

       Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of subscribers which a single cable television operator can serve. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multichannel video programming subscribers nationwide. Attributable interests for these purposes include voting interests of 5% or more, unless there is another single holder of more than 50% of the voting stock, officerships, directorships and general partnership interests. The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels. The U.S. Court of Appeals for District of Columbia Circuit has recently upheld the constitutionality of these rules. A petition for certiorari has been denied by the Supreme Court. The U.S. Court of Appeals for the District of Columbia Circuit has recently decided an appeal on the rules themselves. In that decision, the Court reversed and remanded the horizontal and vertical ownership for further proceedings.

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

       Access to Programming

       The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The prohibition on certain types of exclusive programming arrangements is set to expire on October 5, 2002, unless the FCC determines that extension of the prohibition is necessary to preserve and protect competition in video programming distribution. We expect the FCC to make a determination on this issue in 2001.

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

       The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, are required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

       Pursuant to the 1992 Cable Act, the FCC has adopted rules implementing an emergency alert system. The rules require all cable television systems to provide an audio and video emergency alert system message on at least one programmed channel and a video interruption and an audio alert message on all programmed channels. The audio alert message is required to state which channel is carrying the full audio and video emergency alert system message. The FCC rules permit cable television systems either to provide a separate means of alerting persons with hearing disabilities of emergency alert system messages, such as a terminal that displays emergency alert system messages and activates other alerting mechanisms or lights, or to provide audio and video emergency alert system messages on all channels. Cable television systems with 10,000 or more basic customers per headend were required to install EAS equipment capable of providing audio and video emergency alert system messages on all programmed channels by December 31, 1998. Cable television systems with 5,000 or more but fewer than 10,000 basic customers per headend will have until October 1, 2002 to comply with that requirement. Cable television systems with fewer than 5,000 basic customers per headend will have a choice of providing either a national level emergency alert system message on all programmed channels or installing emergency alert system equipment capable of providing audio alert messages on all programmed channels, a video interrupt on all channels, and an audio and video emergency alert system message on one programmed channel. This must be accomplished by October 1, 2002.

       Inside Wiring; Customer Access

       In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also issued an order preempting state, local and private restrictions on over- the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This order limits the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

       Pole Attachments

       The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula begin in 2001, and will be phased in by equal increments over the five ensuing years. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. However, the U.S. Court of Appeals for the Eleventh Circuit held that, since Internet provision is neither a "cable service" or a "telecommunications service," neither rate formula applies and, therefore, public utilities are free to charge what they please. The Supreme Court has agreed to review this decision. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

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

       The FCC has recently issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television ("ITV"). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

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

   Internet Access Service

       We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers. Internet service providers include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. Recently, several Internet service providers asked the FCC as well as local authorities to require cable companies offering Internet access services over their broadband facilities to allow access to those facilities on an unbundled basis to other Internet service providers. In a recent report on the deployment of advanced telecommunications capability under Section 706 of the 1996 Telecom Act, the FCC declined to convene a proceeding to consider whether to impose such an access requirement on cable companies. However, the FCC indicated that it would continue to monitor the issue of broadband deployment and, to that end, the FCC has recently issued a notice of inquiry in which it asks, among other things, questions regarding what regulatory approach it should pursue. Also, the FCC denied requests by certain Internet service providers that it condition its approval of the merger of AT&T Broadband and TCI, now known as AT&T Broadband, on a requirement that those companies allow access by Internet service providers to their broadband facilities. Several local jurisdictions also are reviewing this issue. Last year, the Ninth Circuit overturned a requirement, imposed by a local franchising authority in the context of a franchise transfer, that the cable operator, if it chooses to provide Internet service, must provide open access to its system for other Internet service providers on the ground that Internet access is not a cable service and thus is not subject to local franchising authority regulation. U.S. District Courts in Virginia and Florida have also held that a local franchising authority cannot impose an open access requirement. An appeal from the Virginia ruling is pending before the Fourth Circuit.

       There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997. In response, Congress passed the Child Online Protection Act. The constitutionality of this act is currently being challenged in the courts.

   Local Telecommunications Services

       The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require fair and reasonable, competitively neutral and non-discriminatory compensation for management of the public rights-of-way when cable operators provide telecommunications service. State and local governments must publicly disclose such required payments.

       We have entered into a ten-year agreement with AT&T Broadband that will allow AT&T Broadband to provide to customers all-distance telephony services using our network infrastructure and AT&T Broadband's switching and long distance transport facilities. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, AT&T Broadband would be subject to the requirements imposed upon local exchange carriers by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. AT&T Broadband's ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Telecom Act.

       In January 1999, the United States Supreme Court reversed and vacated in part an earlier decision of a federal court of appeals striking down portions of the FCC's 1996 rules governing local telecommunications competition. The Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers ("ILECs") to open their local networks to competition. However, on July 18, 2000, the United States Court of Appeals for the Eighth Circuit vacated several FCC rules concerning interconnection and pricing of ILEC network elements, including a rule that mandates that ILECs set prices for unbundled network elements at the lowest cost network configuration, and another rule that would have required the ILECs to bundle combinations of network elements at the competing carrier's request. The U.S. Supreme Court decided to review this decision (consolidated with four other lower court challenges to the FCC's interconnection rules) in its next session, which commences in October 2001. In April 2000, the FCC ruled that incumbent local exchange carriers must use their "best efforts" to acquire intellectual property rights from third party vendors for the benefit of a competing carrier seeking unbundled access to network elements associated with such intellectual property rights.

Employees

       As of December 31, 2000, after giving effect to the Transactions, we employed approximately 2,600 full-time employees and 120 part-time employees. We consider our relations with our employees to be good.

Item 2.  Properties

       A cable television system consists of three principal operating components:

   . The first component, the signal reception processing and originating point called a "headend," receives television, cable programming service, radio and data signals that are transmitted by means of off-air antennas, microwave relay systems and satellite earth systems. Each headend includes a tower, antennae or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations that receives signals transmitted by satellite. The headend facility also houses the electronic equipment, which amplifies, modifies and modulates the signals, preparing them for passage over the system's network of cables.

   . The second component of the system, the distribution network, originates at the headend and extends throughout the system's service area. A cable system's distribution network consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic equipment.

   . The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set.

       We own and lease parcels of real property for signal reception sites which house our antenna towers and headends, microwave complexes and business offices which includes our principal executive offices. In addition, we own our cable systems' distribution networks, various office fixtures, test equipment and service vehicles. The physical components of our cable systems require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted and as proposed to be conducted.

Item 3.  Legal Proceedings

       Certain of our systems, including systems contributed as part of the Transactions, were named in class actions in which the plaintiffs generally alleged that late fees charged by the systems were not reasonably related to the costs incurred by the cable systems as a result of the late payment. Plaintiffs sought compensation from the systems for late fees charged in past periods. These actions were settled in March 2000 pursuant to a settlement agreement entered into with the defendants and their attorneys.

       Various local franchising authorities in the Kentucky systems filed basic service rate orders requiring us to cease collecting state and local property taxes from customers. We have announced that certain of our Kentucky systems will grant a one-time credit to customers as a result of settlement agreements with local franchising authorities. However, the Telecommunications Board of Northern Kentucky has commenced administrative proceedings relating to such rate order, which we are vigorously defending. There can be no assurance that we will enter into a similar settlement agreement in Northern Kentucky. As part of the settlements, AT&T Broadband has agreed to reimburse the Kentucky systems for rate refunds payable to customers in those communities subject to rate orders.

       Insight Kentucky and certain prior owners of the Kentucky systems, including affiliates of AT&T Broadband, have been named in class actions generally alleging that the Kentucky systems have improperly passed through state and local property tax charges to customers. The plaintiffs in these actions seek monetary damages and the enjoinment of the collection of such taxes. Such class actions are (i) Alfred P. Sykes, Jr., Charles Pearl, Linda Pearl vs. InterMedia Partners of Kentucky, L.P. and TCI TKR of Jefferson County, Inc., which was filed on March 26, 1999 in Jefferson County Circuit Court and consolidated with James F. Dooley vs. TCI TKR of Jefferson County and InterMedia Partners of Kentucky, L.P., which was filed on March 24, 1999 in Jefferson County Circuit Court, and (ii) Charles Shaw and Loretta Shaw vs. TCI TKR of Northern Kentucky, Inc. TCI TKR of Southern Kentucky, Inc., TCI Cablevision of North Central Kentucky, Inc., TCI Cablevision of Kentucky, Inc. and InterMedia Partners of Kentucky, L.P., which was filed on June 4, 1999 in the Franklin County Circuit Court. The classes have not been certified in these actions and we are defending these actions vigorously. Plaintiff's counsel filed an additional class action lawsuit in Boone County Circuit Court entitled R. Stafford Johnson v. Insight Kentucky Partners II, L.P., TCI/TKR of Northern Kentucky, Inc. et. al. on October 27, 1999, making the same allegations as the other filed actions. This lawsuit was dismissed on January 21, 2000, due to the existence of the Franklin County case, which was held to be a superior action with identical issues. We believe that the Kentucky systems have substantial and meritorious defenses to these claims, especially claims by customers that reside in the communities that have entered into settlement agreements with the Kentucky systems, as described above. Motions to dismiss both the Jefferson County and Franklin County actions were denied and we have filed appeals of these decisions to the Supreme Court of Kentucky. In addition, the Kentucky systems have filed a declaratory judgement action in the United States District Court for the Eastern District of Kentucky asking the federal courts to declare that the issues at bar in the purported class actions are preempted under federal law. This action was dismissed by the District Court and is on appeal to the 6th Circuit Court of Appeals. On April 30, 1999, InterMedia Capital Partners VI, L.P. submitted a request for indemnity to affiliates of AT&T Broadband for certain losses arising out of these matters pursuant to the contribution agreement dated October 30, 1997 under which these systems were contributed to InterMedia Capital Partners VI, L.P.

       The City of Louisville, Kentucky has granted additional franchises to Knology, Inc. and TotaLink of Kentucky, LLC. Our Kentucky subsidiary's franchise from the City of Louisville provides us with the right to challenge the grant of any subsequent franchises that are on terms more favorable than our own. Pursuant to such franchise provision, we filed for declaratory judgment in the Jefferson County Circuit Court against the City of Louisville, Kentucky for its grant of a more favorable franchise to Knology on November 2, 2000, and to TotaLink on December 21, 2000. The assertion of the declaratory judgment actions effectively stays the grant of these franchises until the court determines whether the franchises were granted on more favorable terms. These actions are awaiting finalization of a discovery schedule. On November 8, 2000, Knology filed a federal court action in the United States District Court for the Western District of Kentucky, naming Insight

LP and our Kentucky operating subsidiary as defendants. The action also named the City of Louisville, Kentucky as a defendant. The suit seeks unspecified money damages and injunctive relief for alleged violations of the antitrust laws, the Communications Act and the Civil Rights Act of 1899, arising out of our having filed, under provisions of our own franchise from the City, the state court challenge to Knology's cable television franchise awarded by the City. On December 20, 2000, we moved to dismiss the federal court action for failure to state a claim for relief and for being outside the jurisdiction of the federal court. On the same date, Knology moved for a preliminary injunction "against" a provision of its franchise that suspends the franchise's effectiveness during the pendency of our state court challenge. Both the motion to dismiss and the motion for preliminary injunction are pending before the federal court. We believe the claims in the federal action to be without merit and intend to defend it vigorously.

       We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.


Item 4.  Submission of Matters to a Vote of Security Holders

  None.

                                    PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Our Class A common stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol ICCI. The following table sets forth the range of the high and low sales prices of the Class A common stock for the periods indicated as reported by Nasdaq:


Quarter Ended                   High     Low
-------------                   ----     ---

September 30, 1999*           $33.875  $25.250
December 31, 1999             $31.250  $19.625

March 31, 2000                $30.500  $19.688
June 30, 2000                 $24.125  $13.375
September 30, 2000            $18.500  $12.000
December 31, 2000             $23.875  $11.688

_______________
*Period began on July 21, 1999, the date our Class A common stock commenced trading.

     At February 28, 2001, there were approximately 230 and 25 stockholders of record of our Class A and Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

Dividend Policy

     We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. The terms of our indebtedness and the indebtedness of our subsidiaries restrict our ability to pay dividends. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Sales of Unregistered Securities

     During the fourth quarter of 2000, we granted stock options to certain of our employees to purchase an aggregate of 57,500 shares of Class A common stock. The grants were not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.


Item 6. Selected Financial Data

       In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2000. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included herein, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included herein.

                                                                                      Year Ended December 31,
                                                                        -------------------------------------------------------
                                                                           2000        1999        1998       1997       1996
                                                                        -------------------------------------------------------
                                                                             (dollars in thousands, except per share data)
Statement of Operations Data:
    Revenues                                                            $ 476,186    $242,693    $112,902   $ 67,698   $ 61,839
    Operating costs and expenses:
      Programming and other operating costs                               167,163      71,956      30,376     18,397     16,774
      Selling, general and administrative expenses                         94,922      55,198      24,471     15,020     14,062
      Non-cash compensation and related charges                                 -      19,285           -          -          -
      Depreciation and amortization                                       236,242     131,308      43,849     18,125     15,694
                                                                        -------------------------------------------------------
     Total operating costs and expenses                                   498,327     277,747      98,696     51,542     46,530
                                                                        -------------------------------------------------------
    Operating income (loss)                                               (22,141)    (35,054)     14,206     16,156     15,309

    Other income (expense):
      Gain (loss) on cable systems exchange                                  (956)     15,799     111,746     78,931
      Gain on contribution of cable systems to joint venture                    -           -      44,312          -
      Interest expense, net                                              (109,753)    (50,398)    (28,106)   (15,962)   (17,644)
      Other                                                                  (294)       (345)       (444)         -          -
                                                                        -------------------------------------------------------
      Total other income (expense)                                       (111,003)    (34,944)    127,508     62,969    (17,644)
                                                                        -------------------------------------------------------
    Income (loss) before minority interest and equity in losses
      of investees                                                       (133,144)    (69,998)    141,714     79,125     (2,335)

    Minority interest                                                      67,773      31,339       3,410          -
    Equity in losses of investees                                          (3,830)    (13,963)     (3,251)         -
    Gain on sale of equity investments                                     80,943           -           -          -
    Impairment of investments                                             (88,554)          -           -          -
                                                                        -------------------------------------------------------
    Income (loss) before income taxes and
      extraordinary item                                                  (76,812)    (52,622)    141,873     79,125     (2,335)
    Provision (benefit) for income taxes                                  (33,825)     31,586           -
                                                                        -------------------------------------------------------
    Income (loss) before extraordinary item                               (42,987)    (84,208)    141,873     79,125     (2,335)
    Extraordinary loss from early extinguishment of debt                        -           -      (3,267)    (5,243)      (480)
                                                                        -------------------------------------------------------
    Net income (loss)                                                     (42,987)    (84,208)    138,606     73,882     (2,815)
    Accrual of preferred interests                                        (18,725)          -           -          -          -
    Accretion of redeemable Class B common units                                -      (7,118)     (5,729)         -          -
    Accretion to redemption value of preferred limited units                    -           -           -    (15,275)    (5,421)
                                                                        -------------------------------------------------------
    Net income (loss) applicable to common shareholders                 $ (61,712)   $(91,326)   $132,877   $ 58,607   $ (8,236)
                                                                        =======================================================

    Basic income (loss) per share before extraordinary item             $   (1.03)   $  (2.58)   $   6.71   $   2.02   $  (0.24)
    Diluted income (loss) per share before extraordinary item           $   (1.03)   $  (2.58)   $   4.55   $   1.87   $  (0.24)
    Basic income (loss) per share                                       $   (1.03)   $  (2.58)   $   6.55   $   1.86   $  (0.26)
    Diluted income (loss) per share                                     $   (1.03)   $  (2.58)   $   4.61   $   1.78   $  (0.26)

                                                        2000         1999        1998        1997        1996
                                                     -----------------------------------------------------------
                                                                       (dollars in thousands)
Other Financial Data:
   EBITDA (1)                                        $  269,183   $  129,084   $ 213,828   $ 113,212   $  31,003
   Adjusted EBITDA (2)                                  214,101      115,539      58,055      34,281      31,003
   Adjusted EBITDA margin (3)                              45.0%        47.6%       51.4%       50.6%       50.1%
   Capital expenditures                                 262,241      135,929      44,794      27,981      16,414
   Net cash provided by operating activities             91,632       96,448      44,760      10,436      15,976
   Net cash used in investing activities               (279,810)    (516,487)   (142,190)    (27,981)    (16,589)
   Net cash provided by financing activities            108,400      513,648     116,250      17,891         870

Balance Sheet Data:
   Cash and cash equivalents                         $   33,733   $  113,511   $  19,902   $   1,082   $     738
   Property, plant and equipment, net                   820,888      643,138     155,412      63,842      36,079
   Total assets                                       2,244,586    1,989,470     660,916     158,103      68,574
   Total debt                                         1,372,523    1,233,000     573,663     207,488     178,327
   Partners' (deficit) stockholders' equity             540,680      588,060      (7,928)   (127,982)   (177,837)


                                                            As of December 31, 2000, except where noted
                                                --------------------------------------------------------------------
                                                                             Pro Forma
                                                --------------------------------------------------------------------
                                                Indiana   Kentucky    Illinois      Ohio      Managed      Total
                                                Systems    Systems   Systems (4)   System   Systems (5)   Systems
                                                -------    -------   -----------   ------   -----------   -------
Technical Data:
   Network miles                                  7,752      8,998        7,876     2,686        3,368      30,680
   Number of headends                                28         11           39         1           18          97
   Number of headends expected
     upon completion of upgrades
     during 2001 (6) (7)                              6          5            8         1            0          20
   Number of headends serving
     95% of our customers expected
     upon completion of upgrades
     during 2001 (6) (7)                              3          4            5         1            0          13

Operating Data:
   Homes passed (8)                             515,800    748,000      685,100   184,400      176,900   2,310,200
   Basic customers (9)                          320,000    442,000      431,100    85,400      121,200   1,399,700
   Basic penetration (10)                          62.0%      59.1%        62.9%     46.3%        68.5%       60.6%
   Digital ready homes (11)                     246,800    404,700      364,700    47,800            0   1,064,000
   Digital customers (12)                        27,900     47,000       63,800    13,400            0     152,100
   Digital penetration (13)                        11.3%      11.6%        17.5%     28.0%           0        14.3%
   Premium units (14)                           208,000    290,700      345,200    84,700       43,300     971,900
   Premium penetration (15)                        65.0%      65.8%        80.1%     99.2%        35.7%       69.4%
   Cable modem customers (16)                     7,800     15,700       23,400     4,900            0      51,800



(1) Represents earnings (loss) before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. See our financial statements, including the statements of cash flows, which appear elsewhere in this report.

(2) Represents EBITDA prior to non-cash items and other non-recurring income and expense items. The following table sets forth a reconciliation of EBITDA to Adjusted EBITDA:


                                                                              Year Ended December 31,
                                                              ----------------------------------------------------------
                                                                 2000        1999       1998         1997        1996
                                                               --------    --------   ---------    --------    --------
     EBITDA.................................................   $269,183    $129,084   $ 213,828    $113,212    $ 31,003
     Equity in losses of investees..........................      3,830      13,963       3,251          --          --
     Gain on sale of equity investments.....................    (80,943)         --          --          --          --
     Minority interest......................................    (67,773)    (31,339)     (3,410)         --          --
     Other (income) expense.................................        294         345         444          --          --
     Gain on contribution of cable systems to joint
      venture...............................................         --          --     (44,312)         --          --
     (Gain) loss on cable system exchanges..................        956     (15,799)   (111,746)    (78,931)         --
     Non-cash compensation and related charges..............         --     (19,285)         --          --          --
     Impairment of investments..............................     88,554          --          --          --          --
                                                               --------    --------   ---------    --------    --------
     Adjusted EBITDA........................................   $214,101    $115,539   $  58,055    $ 34,281    $ 31,003
                                                               ========    ========   =========    ========    ========

(3)  Represents Adjusted EBITDA as a percentage of total revenues.

(4)  Includes our Griffin, Georgia system.

(5) Projections for capital expenditures related to managed system rebuilds are subject to approval by AT&T Broadband.

(6) Headends in managed systems will be consolidated into the Indiana and Kentucky networks.

(7) The upgrades of the newly acquired Illinois systems are scheduled to be completed by the end of 2002.

(8) Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system's service area.

(9) Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

(10) Basic penetration means basic customers as a percentage of total number of homes passed.

(11) Digital ready homes means the total number of homes passed to which digital service is available.

(12) Customers with a digital converter box.

(13) Digital penetration means digital service units as a percentage of digital ready homes.

(14) Premium units mean the number of subscriptions to premium services, which are paid for on an individual unit basis.

(15) Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(16) Customers receiving high-speed Internet service.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          Because of the corporate transactions completed over the past three years, including the contribution agreements with affiliates of AT&T Broadband with respect to the Indiana, Kentucky and Illinois systems, we do not believe the discussion and analysis of our historical financial condition and results of operations below are indicative of our future performance.

          On October 31, 1998, we exchanged our Utah systems for AT&T Broadband's Evansville, Indiana system. Simultaneously, we completed a contribution agreement with AT&T Broadband forming Insight Communications Midwest (formerly Insight Communications of Indiana, LLC) and contributed certain of our Indiana systems, the Noblesville, Lafayette and Jeffersonville systems, as well as the Evansville system to Insight Communications Midwest. At the same time, AT&T Broadband contributed most of its Indiana systems to Insight Communications Midwest.

          On July 26, 1999, we completed our initial public offering of Class A common stock. The offering proceeds, net of underwriting discounts and other offering expenses, totaled approximately $607.0 million and was applied primarily toward the repayment of senior indebtedness and to finance our October 1, 1999 acquisition of Kentucky cable television systems, as described below. Prior to the offering, we operated as a limited partnership. We reconstituted as a corporation upon the completion of the offering, at which time all of the limited partnership's units were exchanged for shares of our common stock.

          On October 1, 1999, we acquired a combined 50% interest in InterMedia Capital Partners VI, L.P. (now known as Insight Communications of Kentucky) from related parties of Blackstone Cable Acquisition Company, LLC, related parties of InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for approximately $341.5 million (inclusive of expenses), and Insight Midwest assumed debt of approximately $742.1 million.

          On October 1, 1999, we completed an agreement with affiliates of AT&T Broadband, pursuant to which we and affiliates of AT&T Broadband each contributed our respective 50% interests in Insight Kentucky and in Insight Communications Midwest in exchange for a 50% interest in Insight Midwest.

          On July 17, 2000, we entered into a ten-year agreement with AT&T Broadband that will allow AT&T Broadband to provide telephony services under the AT&T Digital brand using our network infrastructure and AT&T Broadband's switching and transport facilities.

          On August 8, 2000, we completed the purchase of the remaining 25% common equity interest in Insight Ohio, which we previously did not own. At the same time, the Insight Ohio operating agreement was amended to provide us with 70% of its total voting power. As such, the results of Insight Ohio have been consolidated in our results for the year ended December 31, 2000. Prior to 2000, we accounted for our 75% non-voting common equity interest in Insight Ohio under the equity method.

          On January 5, 2001, we completed a series of transactions with the AT&T Cable Subsidiaries. As a result of the Transactions, additional cable television systems serving approximately 530,000 customers were contributed to Insight Midwest. Specifically, Insight Midwest acquired all of Insight LP's systems not already owned by Insight Midwest as well as systems which Insight LP purchased from the AT&T Cable Subsidiaries (comprising in total approximately 280,000 customers). The AT&T Cable Subsidiaries contributed to Insight Midwest systems located in Illinois serving approximately 250,000 customers. Both Insight LP and the AT&T Cable Subsidiaries contributed their respective systems to Insight Midwest subject to an amount of indebtedness so that Insight Midwest remains equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as the general partner of Insight Midwest and manages and operates the Insight Midwest systems.

Results of Operations

          Substantially all of our historical revenues of each of our systems were earned from customer fees for cable television programming services including premium and pay-per-view services and ancillary services, such as rental of converters and remote control devices and installations, and from selling advertising. In addition, we earned revenues from commissions for products sold through home shopping networks.

          We have generated increases in revenues and Adjusted EBITDA for each of the past three fiscal years, primarily through a combination of acquisitions, internal customer growth, increases in monthly revenue per customer and growth in advertising and increasingly new revenue from selling new services including high speed data access and interactive digital video.

          The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations.


                                                                                         Year Ended December 31,
                                                                           ---------------------------------------------
                                                                              2000              1999              1998
                                                                           ---------         ---------         ---------
                                                                                           (in thousands)
Revenues  ........................................................         $ 476,186         $ 242,693         $ 112,902
Costs and expenses:
     Programming and other operating costs........................           167,163            71,956            30,376
     Selling, general and administrative..........................            94,922            55,198            24,471
     Non-cash compensation and related charges....................                --            19,285                --
     Depreciation and amortization................................           236,242           131,308            43,849
                                                                           ---------         ---------         ---------
Operating income (loss)...........................................           (22,141)          (35,054)           14,206
EBITDA............................................................           269,183           129,084           213,828
Adjusted EBITDA...................................................           214,101           115,539            58,055
Interest expense, net.............................................          (109,753)          (50,398)          (28,106)
Net income (loss).................................................           (42,987)          (84,208)          138,606
Net cash provided by operating activities.........................            91,632            96,448            44,760
Net cash used in investing activities.............................          (279,810)         (516,487)         (142,190)
Net cash provided by financing activities.........................           108,400           513,648           116,250

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

       Revenues increased 96.2% to $476.2 million for the year ended December 31, 2000 compared to $242.7 million for the year ended December 31, 1999 due primarily to the Kentucky acquisition and the consolidation of Insight Ohio. The incremental revenue generated by the Kentucky systems approximated $173.4 million, or 74.3% of the consolidated revenue increase and Insight Ohio accounted for $49.7 million, or 21.3% of the consolidated revenue increase.

       Revenues per customer per month averaged $42.92 for the year ended December 31, 2000 compared to $38.44 for the year ended December 31, 1999 primarily reflecting an increase in average monthly basic revenue per customer of $2.45. Average monthly basic revenue per customer averaged $29.72 during the year ended December 31, 2000 compared to $27.28 during the comparable period of 1999 reflecting rate increases associated with the completion of rebuilds. In addition, monthly revenue for new services including high-speed data and interactive digital video caused revenue per customer to increase 82% to $2.36.

       Programming and other operating costs increased 132.3% to $167.2 million for the year ended December 31, 2000 compared to $72.0 million for the year ended December 31, 1999. The incremental expense generated by the Kentucky systems approximated $62.3 million accounting for 65.4% of the consolidated expense increase and the consolidation of Insight Ohio accounted for approximately $19.0 million or 20.0% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $13.9 million accounting for approximately 14.6% of the total increase, primarily as a result of increased programming rates and additional programming carried by the systems.

       Selling, general and administrative expenses increased 72.0% to $94.9 million for the year ended December 31, 2000 compared to $55.2 million for the year ended December 31, 1999. The incremental expense generated by the Kentucky systems approximated $25.5 million accounting for 64.1% of the consolidated expense increase and the consolidation of Insight Ohio accounted for approximately $10.6 million or 26.6% of the consolidated expense increase. Excluding these systems, these costs increased by approximately $3.6 million accounting for approximately 9.3% of the total increase, primarily reflecting increased marketing activity and corporate expenses associated with new product introductions.

       Depreciation and amortization expense increased 79.9% to $236.2 million for the year ended December 31, 2000 compared to $131.3 million for the year ended December 31, 1999. This increase was primarily due to the acquisitions and addition of the cable systems discussed above and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000 which resulted in new assets being depreciated over longer lives.

       For the year ended December 31, 2000, an operating loss of $22.1 million was incurred as compared to an operating loss of $35.1 million for the year ended December 31, 1999, primarily for the reasons set forth above. The operating loss for 1999 includes a one-time non-cash compensation expense of $19.3 million which was recorded in the third quarter of 1999.

       EBITDA increased 108.5% to $269.2 million for the year ended December 31, 2000 as compared to $129.1 million for the year ended December 31, 1999 for the following reasons:

          . The first full year of results generated by the Kentucky acquisition and the consolidation of Insight Ohio in 2000;

          . A gain of $80.9 million on the sale of joint venture assets to Liberate Technologies, as compared to a gain on systems exchanges of $15.8 million for the year ended December

               31, 2000 and December 31, 1999, respectively;

          . Minority interest income increased to $67.8 million for the year 2000 compared to $31.3 million for the year 1999 primarily due to the Kentucky acquisition;

          . Offsetting these gains was an impairment of investments totaling $88.6 million which decreased EBITDA for the year ended December 31, 2000.

     Interest expense, net increased 117.8% to $109.8 million for the year ended December 31, 2000 compared to $50.4 million for the year ended December 31, 1999. The increase was primarily due to higher average outstanding indebtedness related to the Kentucky acquisition and the consolidation of Insight Ohio. Average debt outstanding during the year ended December 31, 2000 was $1.3 billion at an average interest rate of 8.8%.

     A benefit for income taxes totaling $33.8 million was recorded for the year ended December 31, 2000. For the year ended December 31, 1999, the tax provision was $31.6 million, which consisted primarily of a one-time, non-recurring charge recorded for deferred taxes upon the exchange of the limited partnership interests in Insight LP for our common stock at the time of our initial public offering.

     For the year ended December 31, 2000, the net loss was $43.0 million for the reasons set forth above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues increased 115.0% to $242.7 million for the year ended December 31, 1999 as compared to the prior year. The incremental revenue generated from the Indiana systems contributed by AT&T Broadband on October 31, 1998 approximated $58.1 million and accounted for 44.8% of the total increase in revenue. The October 1, 1999 acquisition of Insight Kentucky accounted for approximately $57.0 million or 43.9% of the revenue increase. Excluding the transactions described above, revenues increased by approximately 13.0% due to an increase of approximately 5,600 customers on average, and an increase of approximately $2.80 in the average monthly revenue per customer.

     Revenues per customer per month averaged $38.44 for the year ended
December 31, 1999, compared to $32.80 for the prior year primarily reflecting a 12.4% increase in average monthly basic revenue per customer of $3.01. Average monthly basic revenue per customer was $27.28 for the year ended December 31, 1999 versus $24.27 for the prior year reflecting the activation of nodes in rebuilt areas of certain Indiana systems and the Rockford, Illinois system. Advertising revenue per customer per month increased 74.8% to $2.79 during 1999 compared to $1.60 in 1998 as we brought advertising in-house, capitalizing on its clustered systems. Reflecting strong digital growth, average digital revenue per basic customer increased 482.6% to $.84, or $5.3 million.

     Programming and other operating costs increased 136.9% to $72.0 million for the year ended December 31, 1999 as compared to the prior year. The Kentucky acquisition accounted for approximately 45.8% of the increase and the additional Indiana systems contributed by AT&T Broadband on October 1, 1998 accounted for approximately 37.3% of the increase. Excluding the aforementioned transactions, programming costs increased by approximately 23.1% to $37.4 million, primarily as a result of increased programming costs and additional programming carried by our systems.

     Selling, general and administrative expenses increased 125.6% to $55.2 million for the year ended December 31, 1999 as compared to the prior year. The Kentucky acquisition accounted for approximately 32.7% of the increase and the additional systems contributed by AT&T Broadband on

October 31, 1998 accounted for approximately 38.0% of the increase. Excluding these transactions, these SG&A costs increased by approximately 36.9% to $33.5 million, primarily reflecting increased marketing activity associated with new product introductions and increased corporate expenses.

     Depreciation and amortization expense increased 199.5% to $131.3 million for the year ended December 31, 1999 as compared to the prior year. This increase was primarily due to the acquisitions and additional capital expenditures associated with the rebuilds of our systems.

     For the year ended December 31, 1999, operating income decreased to a loss of $35.1 million, a decrease of 346.7% from the prior year as a result of the items discussed above. The operating loss for 1999 includes a one-time non-cash compensation expense of $19.3 million which was recorded in the third quarter of 1999.

     Interest expense increased 79.3% to $50.4 million for the year ended December 31, 1999 compared to the prior year. The increase was primarily due to higher average outstanding indebtedness related to acquisitions. Average debt outstanding during 1999 was $714.4 million at an average interest rate of 8.0%.

     EBITDA decreased 39.6% to $129.1 million for the year ended December 31, 1999 as compared to the prior year primarily due to gains realized upon the formation of Insight Communications Midwest in 1998 of $156.1 million compared to $15.8 million in gains realized on system exchanges during 1999. Excluding these non-operating gains, operating income before depreciation and amortization and non cash compensation and related charges increased $57.5 million attributable to acquisitions and the results discussed above. See the "Consolidated Statement of Cash Flows" for an analysis of net cash provided by operating activities, used in investing activities and provided by financing activities.

     For the year ended December 31, 1999, adjusted EBITDA totaled $115.5 million, an increase of 99% over the prior year. Adjusted EBITDA represents EBITDA excluding any non-cash items such as a gain or loss on sales or exchanges of assets, non-cash compensation and related charges, minority interest, equity in losses of investees and other non-recurring income and expense items.

     A provision for income taxes of $31.6 million was recorded during 1999, which consisted of a $39.5 million one-time charge due to the exchange of limited partnership units in Insight LP for our common stock. In addition, we recorded an $8.2 million deferred tax benefit relating to losses from operations subsequent to the conversion and a current provision of approximately $300,000 for state and local taxes.

     Net income decreased 160.7% to a loss of $84.2 million for the year ended December 31, 1999 primarily reflecting an $87.5 million increase in depreciation and amortization and a $140.2 million decrease in gains realized on systems exchanged and on systems contributed which resulted from the formation of Insight Communications Midwest during 1998.

Liquidity and Capital Resources

     Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to upgrade our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities, and private and public debt and equity.

          On July 26, 1999, we completed our initial public offering of shares of common stock, generating gross proceeds of $648.0 million. We incurred approximately $41.0 million of underwriting discounts and expenses in connection with the offering, resulting in net proceeds of $607.0 million. The net proceeds were applied primarily toward the repayment of senior indebtedness and to finance our October 1, 1999 acquisition of the Kentucky cable television systems.

          For the year ended December 31, 1999 and the year ended December 31, 2000, we spent $135.9 million and $262.2 million, respectively, for capital expenditures largely to support our network upgrades, digital converter purchases and to a lesser extent network extensions. For the year ended December 31, 1999 and the year ended December 31, 2000, cash from operations totaled $96.4 million and $91.6 million, respectively, which together with borrowings under our credit facilities, funded the above noted capital expenditures.

          For the year ending December 31, 2001, it is anticipated that we will spend approximately $300 million on capital expenditures, including capital expenditures required for success-based deployment of new services and telephony and the upgrade of the Illinois cable television systems, which will involve the wide deployment of fiber optics and other capital projects associated with implementing our clustering strategy.

          We have concluded a number of financing transactions, which fully support our operating plan. These transactions are detailed as follows:

          On October 1, 1999, in connection with the formation of Insight Midwest and our acquisition of a 50% interest in the Kentucky systems, Insight Midwest completed an offering of $200.0 million principal amount of its 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. On November 6, 2000, Insight Midwest completed an offering of $500.0 million principal amount of its 10 1/2% senior notes due 2010. The net proceeds of the offering of $486.0 million were used to repay a portion of the Indiana and Kentucky credit facilities. Interest on the Insight Midwest 9 3/4% senior notes is payable on April 1 and October 1 of each year and interest on the Insight Midwest 10 1/2% senior notes is payable on May 1 and November 1 of each year. The indentures relating to these senior notes impose certain limitations on the ability of Insight Midwest to, among other things, incur debt, make distributions, make investments and sell assets.

          On January 5, 2001, we consummated the Transactions with the AT&T Cable Subsidiaries. As a result of these Transactions, additional cable television systems serving approximately 530,000 customers were contributed to Insight Midwest. In conjunction with the Transactions, a subsidiary of Insight Midwest, Insight Midwest Holdings, LLC, which subsidiary serves as a holding company for all of Insight Midwest's systems other than the Columbus, Ohio system, consummated on January 5, 2001 a $1.75 billion credit facility from which it borrowed $663 million to repay the Indiana and Kentucky credit facilities and $685 million to finance the Transactions, providing for unused availability of approximately $402 million to support the aforementioned capital expenditures.

          The Midwest Holdings credit facility permits the distribution of cash from Midwest Holdings' subsidiaries to enable Insight Midwest to pay interest on its 9 3/4% senior notes and 10 1/2% senior notes, so long as there exists no default under the credit facility. The Midwest Holdings credit facility contains covenants restricting, among other things, the ability of Midwest Holdings and its subsidiaries to acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default.

          On February 6, 2001, we completed an offering of $400.0 million principal amount at maturity of 12 1/4% senior discount notes due 2011. These notes were issued at a discount to their principal amount at maturity resulting in gross proceeds to us of approximately $220.1 million. We utilized approximately $20.2 million of the proceeds to repay the outstanding amount of our inter-company loan from Insight Midwest, which we incurred in connection with the financing of the Transactions. We intend to use the remaining proceeds for general corporate purposes, including joint ventures and/or strategic acquisitions. No cash interest on the discount notes will accrue prior to February 15, 2006. Thereafter, cash interest on the discount notes will accrue and be payable on February 15 and August 15 of each year, commencing August 15, 2006. The initial accreted value of the discount notes of approximately $220.1 million will increase until February 15, 2006 such that the accreted value will equal the principal amount of $400.0 million on February 15, 2006.

          Insight Midwest acquired all of the common equity interests of Insight Ohio as part of the Transactions. Insight Ohio is an unrestricted subsidiary under the indentures governing our and Insight Midwest's notes, and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Ohio has a $25.0 million reducing revolving credit facility, maturing in September 2004, which supports the Ohio system. As of December 31, 2000, $25.0 million was outstanding under this credit facility.

          Insight Holdings of Ohio LLC, a wholly owned subsidiary of Insight Midwest, owns 100% of the common equity of Insight Ohio and Coaxial Communications of Central Ohio, Inc. owns 100% of the preferred equity of Insight Ohio. Such common and preferred equity was issued in August 1998 as part of a financing plan which resulted in (i) Coaxial Communications contributing the Ohio system to Insight Ohio, (ii) Coaxial Communications and Phoenix Associates, an affiliate of Coaxial Communications, issuing $140.0 million principal amount of 10% senior notes due 2006, (iii) Coaxial LLC and Coaxial Financing Corp., an affiliate of Coaxial LLC, issuing $55.9 million principal amount at maturity of 12 7/8% senior discount notes due 2008 and (iv) the Coaxial 10% senior notes and the Coaxial 12 7/8% senior discount notes being conditionally guaranteed by Insight Ohio.

          Interest on the Coaxial 10% senior notes is payable on February 15 and August 15 of each year. The indenture governing the Coaxial 10% senior notes imposes certain limitations on the ability of Coaxial Communications, Phoenix and Insight Ohio to, among other things, incur debt, make distributions, make investments and sell assets. Interest on the Coaxial 12 7/8% senior discount notes does not accrue and is not payable prior to August 15, 2003. Thereafter, cash interest on the Coaxial 12 7/8% senior discount notes will be payable on February 15 and August 15 of each year, commencing on February 15, 2004. The indenture governing the Coaxial 12 7/8% senior discount notes imposes certain limitations on the ability of Coaxial LLC, Coaxial Financing, Coaxial Communications and Insight Ohio to, among other things, incur debt, make distributions, make investments and sell assets.

          We have a substantial amount of debt. Our high level of combined debt could have important consequences for you. Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash we need to pay our obligations and to repay the principal amount of our obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us and are restricted by the terms of their indebtedness from doing so. Our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries. We believe that the Midwest Holdings credit facility and our cash flow from operations are sufficient to support our current operating plan.

Impact of Recently Issued Accounting Standards

          In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, became effective for us on January 1, 2001. SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. At December 31, 2000, our derivative financial instruments include interest rate swap and collar agreements, which we believe qualify as cash flow hedges, with a fair value of ($1.9) million. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

Risk Factors

       We have substantial debt and have significant interest payment requirements

          We have a substantial amount of debt. The following table shows certain important credit statistics about us and is presented on a pro forma basis to give effect to the Transactions and our 12 1/4% senior discount notes offering.

                                                                                             As of December 31,
                                                                                                    2000
                                                                                                 Pro Forma
                                                                                           ----------------------
                                                                                           (dollars in thousands)
Total debt ...............................................................................       $2,258,123
Stockholders' equity .....................................................................          620,555
Debt to equity ratio .....................................................................              3.6x

          Our high level of combined debt could have important consequences for you, including the following:

     .   We may have difficulty raising additional funds;

     . We will need to use a large portion of our revenues to pay interest on our borrowings, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

     . Some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates;

     . Borrowings under subsidiary credit facilities will be secured and will mature prior to our outstanding notes;

     . We are more vulnerable to economic downturns and adverse developments in our business;

     . We are less flexible in responding to changing business and economic conditions, including increased competition and demand for new products and services; and

     .   We may not be able to implement our strategy.

     Our primary asset is a 50% stake in Insight Midwest, and we may be forced to liquidate that subsidiary before our 12 1/4% senior discount notes mature.

          Although our financial statements consolidate the results of Insight Midwest, we own only 50% of the outstanding partnership interests in Insight Midwest. The other 50% of Insight Midwest is owned by an indirect subsidiary of AT&T Broadband, an entity over which we have no control. As a result, although our financial statements include 100% of the revenues and EBITDA of Insight Midwest, we are only entitled to share in the results and assets of Insight Midwest to the extent of our partnership interest. Insight Midwest accounted for substantially all of our pro forma revenues and pro forma EBITDA in fiscal 1999. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets.

          The Insight Midwest partnership agreement provides that at any time after December 31, 2005 either AT&T Broadband or Insight LP (our wholly-owned subsidiary that owns our 50% interest in Insight Midwest) will have the right to cause a split-up of Insight Midwest, subject to a limited right of postponement held by the non-initiating partner. The commencement of this split-up process could adversely effect our ability to operate our assets or repay the notes, and could require us to make a change of control offer which we may be unable to finance.

     We depend upon our operating subsidiaries for cash. Our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries

          Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. Our principal source of the cash we need to pay our obligations and to repay the principal amount of these obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us.

          Our subsidiaries' ability to make payments to us will depend upon their operating results and will be subject to applicable laws and contractual restrictions. Insight Midwest's ability to receive cash from its subsidiaries is restricted by the terms of the Midwest Holdings credit facility and indentures. The Midwest Holdings credit facility permits Midwest Holdings' subsidiaries to distribute cash to Insight Midwest, but only so long as there is no default under such credit facility. The terms of its indebtedness prohibit Insight Ohio from making distributions to Insight Midwest.

          Even if Insight Midwest receives funds from its subsidiaries, there can be no assurance that Insight Midwest can or would distribute cash to us to make payments on the notes due to restrictions imposed by the indentures governing Insight Midwest's outstanding senior notes and the Insight Midwest partnership agreement. The indentures governing Insight Midwest's outstanding 10 1/2% senior notes and 9 3/4% senior notes limit Insight Midwest's ability to distribute cash to us for any purpose. Furthermore, because we only own a 50% equity interest in Insight Midwest, the Insight Midwest partnership agreement provides that Insight Midwest may not pay dividends or make other distributions to us without the consent of our partner, AT&T Broadband. As a result, even if the creditors of Insight Midwest and its subsidiaries were to permit distributions to us, AT&T Broadband could prohibit any such distribution.


          As a result, we cannot assure you that we will be able to access the cash flow of Insight Midwest and its subsidiaries to make payments on our 12 1/4% senior discount notes. If we are unable to refinance the indebtedness of Insight Midwest and its subsidiaries on terms that provide Insight Midwest with a greater ability to provide us with funds prior to August 15, 2006, we may not be able to make payments required under the 12 1/4% senior discount notes.

     We may not be able to generate enough cash to service our debt

          Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Accordingly, we cannot assure you that our business will generate sufficient cash flows from operations or that future distributions will be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

          We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

     Midwest Holdings' credit facility imposes significant restrictions

          The Midwest Holdings credit facility contains covenants that restrict Midwest Holdings' subsidiaries ability to:

     .    distribute funds or pay dividends to Insight Midwest;

     .    incur additional indebtedness or issue additional equity;

     .    repurchase or redeem equity interests and indebtedness;

     .    pledge or sell assets or merge with another entity;

     .    create liens; and

     .    make certain capital expenditures, investments or acquisitions.

          The ability of Midwest Holdings' subsidiaries to comply with these provisions may be affected by events beyond our control. If they were to breach any of these covenants, they would be in default under the credit facility and they would be prohibited from making distributions to Insight Midwest.

    We have a history of net losses, and may not be profitable in the future

          We have a history of net losses and expect to incur additional net losses in the future. We reported a net loss before taxes of $52.6 million for the year ended December 31, 1999 and $76.8 million for the year ended December 31, 2000. On a pro forma basis after giving effect to the Transactions we would have reported a net loss before taxes of $169.9 million for the year ended December 31, 1999 and $116.7 million for the year ended December 31, 2000.

          We have and will continue to have a substantial amount of interest expense in respect of debt incurred and depreciation and amortization expenses relating to acquisitions of cable systems as well as expansion and upgrade programs. Such expenses have contributed to the net losses we experienced. We expect that we will continue to incur such non-operating expenses at increased levels as a result of our recent acquisitions and our network upgrade program, which expenses will result in continued net losses.

    We have a limited history of operating our current cable television systems and these systems may not generate sales at or exceeding historical levels

          We have served the customers of our existing Indiana systems for two years and the customers of our existing Kentucky systems for one year, and we are still in the process of integrating these systems. We are still in the process of integrating our newly purchased Illinois systems. The historical financial information of our systems may not fully indicate our future operating results. This makes it difficult for you to completely evaluate our performance.

     Our programming costs are substantial and they may increase, which could result in a decrease in profitability if we are unable to pass that increase on to our customers

          In recent years the cable industry has experienced a rapid escalation in the cost of programming, and sports programming in particular. For 1998 through 2000, programming costs increased significantly. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs may continue to escalate and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 45% of the total operating expenses for our systems, without giving effect to the Transactions, for the year ended December 31, 2000.

    If we are unable to successfully integrate our newly acquired cable systems our business could be adversely affected

          The integration of new cable systems by us, including the cable systems we have recently acquired, will place significant demands on our management and our operational, financial and marketing resources. We expect to continue to acquire and enter into swaps and joint ventures with respect to cable systems in nearby or adjacent locations as an element of our strategy. Our current operating and financial systems and controls may not be adequate. Any steps taken to improve these systems and controls may not be sufficient to successfully integrate and manage new cable systems in a timely manner, causing our business, financial condition, prospects and results of operations to suffer materially.

     As we introduce telephony services, a failure to predict and react to consumer demand or successfully integrate new technology could adversely affect our business

          The cable television industry is in the early stages of introducing telephony services. The inability to effectively introduce, market and sell telephony services, to anticipate consumer demand for such services or to successfully integrate new technology could have a material adverse effect on our business, results of operations, prospects and financial condition.

     If we were to lose members of our senior management and could not find appropriate replacements in a timely manner, our business could be adversely affected

          If any member of our senior management team ceases to participate in our business and operations, our profitability could suffer. Our success is substantially dependent upon the retention of, and the continued performance by, our senior management.

          We continually need to hire, integrate and retain personnel for customer relations and field operations positions which require a higher level of technical expertise and the ability to communicate technical concepts to our customers. There is no guarantee that we will be able to recruit or retain these skilled workers. Failure to do so could impair our ability to operate efficiently and maintain our reputation for high quality service. This could impair our ability to retain current customers and attract new customers, which could cause our financial performance to decline.

     The competition we face from other cable networks and alternative service providers may cause us to lose market share

          The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of subscribers. The industry growth rate for basic customers for the years ended December 2000 and 1999 was 1.8% in each year, while satellite penetration as of December 2000 averaged 17.1% nationwide, up from 11.5% in December 1999. This in turn has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed data access, video-on-demand and telephony services.

          Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminates a significant competitive advantage that cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators have begun delivering local broadcast signals in the largest markets and there are plans to expand such carriage to many more markets over the next year.

          Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called "overbuilding." As of December 31, 2000, approximately 9.5% of the homes passed by our cable systems were overbuilt. An affiliate of Southern Indiana Gas and Electric Co. has overbuilt our Evansville, Indiana system and passes approximately 75,900 homes also passed by us. In addition, Knology Inc. and TotaLink of Kentucky LLC have each obtained a franchise to provide cable television service in our City of Louisville, Kentucky system which passes approximately 61,900 homes, although those franchises have been stayed pending litigation. TotaLink of Kentucky, LLC is also in discussions with the Jefferson County local franchising authority to obtain a franchise to provide cable television in our system which passes approximately 139,200 homes. In addition, Ameritech has overbuilt our Columbus, Ohio system and passes approximately 142,700 homes also passed by us. In our newly acquired Illinois system, the cities of Galesburg which passes approximately 17,000 homes and Springfield which passes approximately 60,900 homes are considering municipal overbuilds. We cannot predict whether competition from these or future competitors will have a material adverse effect on us and our business and operations.

     We will face competition from providers of alternatives to our Internet and telephony services

          Several telephone companies are introducing digital subscriber line technology (also known as DSL), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speeds of a cable modem, we believe that the transmission speeds of digital subscriber line technology are sufficiently high that such technology will compete with cable modem technology. We cannot predict the impact DSL technology will have on our Internet access services or on our operations.

          As we expand our offerings to include telephony services, our AT&T digital branded telephony services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephony service areas.

     We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services

          The U.S. Congress and the Federal Communications Commission have been asked to require cable operators to provide access over their cable systems to other Internet service providers. If we are required to provide open access, it could prohibit us from entering into or limit our existing agreements with Internet service providers, adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services. To date, the U.S. Congress and the Federal Communications Commission have declined to impose these requirements although the FCC has recently issued a notice of inquiry on this matter. This same open access issue is also being considered by some local franchising authorities and several courts. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

     Our business has been and continues to be subject to extensive governmental legislation and regulation, and changes in this legislation and regulation could increase our costs of compliance and reduce the profitability of our business

          The cable television industry is subject to extensive legislation and regulation at the federal and local levels, and, in some instances, at the state level, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. The rules and regulations governing our business have at times had a material adverse effect on our business. In addition, operating in a regulated industry increases the cost of doing business generally. We may also become subject to additional regulatory burdens and related increased costs. As we continue to introduce additional communications services, we may be required to obtain federal, state and local licenses or other authorizations to offer such services. We may not be able to obtain such licenses or authorizations in a timely manner, or at all, or conditions could be imposed upon such licenses and authorizations that may not be favorable to us. Future changes in legislation or regulations could have a material adverse effect on our business, financial condition, prospects and results of operations.

     Our franchises are subject to non-renewal or termination, which could cause us to lose our right to operate some of our systems

          We operate under non-exclusive franchises granted by local authorities that are subject to renewal, renegotiation and termination from time to time. Our cable systems are dependent upon the retention and renewal of their respective local franchises. We may not be able to retain or renew our franchises and any renewals may not be on terms favorable to us. The non-renewal or termination of franchises with respect to a significant portion of any of our cable systems could have a material adverse effect on our business, financial condition, prospects and results of operations.

     If we are unable to procure the necessary software and equipment, our ability to offer our services could be impaired

          We depend on vendors to supply the set-top converter boxes, fiber and other equipment as well as the enabling software for analog and digital cable services. Equipment is available from a limited number of suppliers. We typically purchase equipment under purchase orders placed from time to time and do not carry significant inventories of equipment. If there are delays in obtaining software or if demand for equipment exceeds our inventories and we are unable to obtain required software and equipment on a timely basis and at an acceptable cost, our ability to recognize additional revenue and to add additional subscribers from these services could be delayed or impaired. In addition, if there are no suppliers who are able to provide converter devices that comply with evolving Internet and telecommunications standards or that are compatible with other products or components we use, our business may be materially impaired.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

          Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes; however, in order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of December 31, 2000, our interest rate swap and collar agreements expire in varying amounts through 2002.

          The fair market value of our long-term debt approximates its carrying value as it bears interest at floating rates of interest and current fair market value of the senior notes approximates par value. As of December 31, 2000, the estimated fair value of our interest rate swap and collar agreements was approximately $(1.9) million, which amount represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

          As of December 31, 2000, we had entered into interest rate swaps that approximated $701.0 million, or 107.0%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would decrease our annual interest expense by approximately $460,000. These statistics are not necessarily indicative of our current interest rate exposure, as these facilities were replaced by the Midwest Holdings credit facility on January 5, 2001 in connection with the Transactions which resulted in an increase in our outstanding borrowings.

Item 8.  Financial Statements and Supplementary Data

          Reference is made to pps. F-1 through F-32 comprising a portion of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

     Our current directors, executive officers and key employees are as follows:

   Name                                        Age    Position
   Sidney R. Knafel......................      70     Chairman of the Board and Director
   Michael S. Willner....................      48     President, Chief Executive Officer and Director
   Kim D. Kelly..........................      44     Executive Vice President, Chief Operating and Financial
                                                      Officer and Director
   Thomas L. Kempner.....................      73     Director
   James S. Marcus.......................      71     Director
   Prakash A. Melwani....................      42     Director
   Daniel S. O'Connell...................      46     Director
   Elliot Brecher........................      35     Senior Vice President, General Counsel and Secretary
   E. Scott Cooley.......................      40     Senior Vice President, Employee Relations and Development
   Charles E. Dietz......................      53     Senior Vice President, Engineering
   David R. Finch........................      40     Senior Vice President, Operations, Illinois Region
   Gregory B. Graff......................      38     Senior Vice President, Operations, Western Kentucky Region
   Pamela Euler Halling..................      53     Senior Vice President, Marketing and Programming
   Daniel Mannino........................      41     Senior Vice President and Controller
   Judy Poole............................      54     Senior Vice President, Human Resources
   Colleen Quinn.........................      47     Senior Vice President, Corporate Relations
   Mary E. Rhodes........................      51     Senior Vice President, Customer Service
   David Servies.........................      40     Senior Vice President, Operations, Indiana Region
   Matthew Siegel........................      38     Senior Vice President, Finance and Treasurer
   James A. Stewart......................      49     Senior Vice President, Operations, Eastern Kentucky and National Regions

          Sidney R. Knafel has been Chairman of the Board since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of NTL Incorporated, General American Investors Company, Inc., IGENE Biotechnology, Inc. and Source Media, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

          Michael S. Willner is a co-founder and has served as President and Chief Executive Officer since 1985. Previously, Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable's Bergen County, New Jersey cable television system from 1975 to 1977. Currently, Mr. Willner is a director of NTL Incorporated. He is also a director of Source Media, Inc. and Commerce.TV. He is a member of the National Cable Television Association's Board of Directors and Executive Committee, serving as its Vice-Chairman. He also serves on the boards of C-SPAN, CableLabs and the Walter Kaitz Foundation. Mr. Willner is a graduate of Boston University's College of Communication and serves on the school's Executive Committee.

       Kim D. Kelly has been Executive Vice President and Chief Financial Officer since 1990. Ms. Kelly has also been Chief Operating Officer since January 1998. Prior thereto, she served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly serves as a member of the National Cable Television Association Subcommittee for Telecommunications Policy, as well as the National Cable Television Association Subcommittee for Accounting. She also serves as a director of Bank of New York Hamilton Funds and Source Media, Inc. and serves on the boards of Cable in the Classroom and Cable Advertising Bureau. Ms. Kelly is a graduate of George Washington University.

       Thomas L. Kempner is a director and Chairman of the Compensation and Stock Option Committees. He has been Chairman and Chief Executive Officer of Loeb Partners Corporation, investment bankers, and its predecessors since February 1978. He is currently a director of Alcide Corporation, CCC Information Services Group, Inc., FuelCell Energy, Inc., IGENE Biotechnology, Inc., Intermagnetics General Corp., Northwest Airlines, Inc. (Emeritus), Evercel, Inc., Roper Starch Worldwide, Inc. and Dyax Corporation. Mr. Kempner is a graduate of Yale University.

       James S. Marcus is a director and member of the Audit Committee. He is a retired partner of The Goldman Sachs Group, L.P. (predecessor of The Goldman Sachs Group, Inc.), investment bankers. He is currently a director of American Biltrite Inc. and Kellwood Company. Mr. Marcus is a graduate of Harvard College and Harvard Business School.

       Prakash A. Melwani is a director and Chairman of the Audit Committee. He is a managing director of Vestar Capital Partners, manager of over $3.5 billion in private equity capital, and was a founding partner of Vestar at its inception in 1988. Mr. Melwani has been designated as a director by Vestar pursuant to a Securityholders Agreement between Vestar, Insight and other parties. Mr. Melwani is a graduate of Cambridge University and Harvard Business School.

       Daniel S. O'Connell is a director and member of the Compensation, Audit and Stock Option Committees. He was a founder in 1988 of Vestar. He is currently the Chief Executive Officer of Vestar. Mr. O'Connell has been designated as a director by Vestar pursuant to a Securityholders Agreement between Vestar, Insight and other parties. Mr. O'Connell is a graduate of Brown University and the Yale University School of Management.

       Elliot Brecher has served as Senior Vice President and General Counsel since January 2000. Previously, he was associated with the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which served as Insight's legal counsel until July 2000. He joined that firm in February 1994 and served as a partner from January 1996 until joining Insight. Prior to that, he was an associate of the law firm Rosenman & Colin from October 1988. Mr. Brecher received his law degree from Fordham University.

       E. Scott Cooley joined Insight in 1998 as Senior Vice President, Operations with responsibility for Indiana cluster. In October 2000, he became Senior Vice President, Employee Relations and Development of Insight. Formerly, Mr. Cooley was an employee of TCI Communications for 18 years, having worked in the areas of technical operations and purchasing and as general manager of the Bloomington system.

       Charles E. Dietz joined as Senior Vice President, Engineering in 1996. From 1973 to 1995, Mr. Dietz was employed by Vision Cable Communications serving as Vice President of Technical Operations from 1988 through 1991, becoming Vice President of Operations in 1991.

       David R. Finch joined as Senior Vice President, Operations, Illinois Region in November 2000.

Previously, Mr. Finch served as Director of Operations with Triax
Telecommunications in their Great Lakes region. Mr. Finch has 17 years of experience in the cable industry.

       Gregory B. Graff has served as Senior Vice President and General Manager of Insight Ohio since its acquisition by Insight in August 1998. In June 2000, he became the Senior Vice President, Operations, Western Kentucky Region. Previously, Mr. Graff served as Senior Vice President, Marketing, Programming and Advertising for Coaxial Communications of Central Ohio, Inc. from 1997 to 1999, Vice President, Marketing and Sales for Coaxial Communications from 1995 to 1997, and Director of Marketing for KBLCOM's Paragon Cable operation in San Antonio, Texas. He began his cable television career in 1984 with Continental Cablevision.

       Pamela Euler Halling joined as Vice President, Marketing in 1988 and has since become Senior Vice President of Marketing and Programming. Prior to joining Insight, she had served since 1985 as Director of Consumer Marketing for the Disney Channel. Previously, she was Vice President of Affiliate Marketing for Rainbow Programming Holdings, Inc. and a marketing consultant for TCI Communications. She began her cable television career in 1973 with Continental Cablevision.

       Daniel Mannino joined as Controller in 1989 and became Vice President and Controller in 1991 and Senior Vice President in 1999. Previously, Mr. Mannino was employed by Vision Cable from 1983 to 1989, becoming its Controller in 1986. Mr. Mannino is a certified public accountant.

       Judy Poole joined in 1998 as Vice President, Human Resources and became Senior Vice President, Human Resources in 1999. Prior to joining Insight, Ms. Poole spent 13 years at Cablevision Systems, most recently as Corporate Director of Employee Relations.

       Colleen Quinn joined as Senior Vice President, Corporate Relations in 1999. Prior to thereto, Ms. Quinn was the Senior Vice President, Government Affairs, of the New York City Partnership and Chamber of Commerce from 1997 to April 1999. She has also held positions at MacAndrews & Forbes Holdings, Inc. and the Revlon Foundation as Vice President from 1996 to 1997 and at Pacific Telesis Group as Executive Director and Director of Government Relations from 1993 to 1996.

       Mary E. Rhodes joined in 1986 and became Vice President, Customer Service Administration in 1996 and Senior Vice President, Customer Service Administration in 2000. Ms. Rhodes previously served as general manager of our Jeffersonville, Indiana and Sandy, Utah cable systems.

       David Servies joined in 1990 and became Senior Vice President, Operations, Indiana Region in October 2000. From 1998 to 2000, Mr. Servies served as District Vice President for Northeast Indiana District. Mr. Servies has worked in the cable industry for the past 21 years. Mr. Servies is a member of the Indiana Cable Telecommunications Association and the National Cable Television Association.

       Matthew Siegel joined in May 2000 as Senior Vice President, Finance and Treasurer. From June 1991 until May 2000, Mr. Siegel was employed by The Seagram Company Ltd., most recently as Assistant Treasurer. Mr. Siegel is a graduate of The Graduate School of Business of The University of Chicago and has a B.S. degree from the Wharton School at the University of Pennsylvania.

       James A. Stewart joined in 1987 as a Vice President, and now serves as Senior Vice President, Operations, Eastern Kentucky and national regions. Formerly, Mr. Stewart was Operations Manager for National Guardian Security Services. He was also employed by Viacom International, Inc.'s cable television division for eight years, where he ultimately became Vice President and General Manager of Viacom Cablevision's Nashville, Tennessee system.

          All directors hold office until the next annual meeting of stockholders and until their successors have been elected and qualify. All executive officers serve at the discretion of the Board of Directors. We, Mr. Knafel and parties related to Mr. Knafel, Mr. Willner, Ms. Kelly and members of management listed above holding shares of Class B common stock have agreed to cause the election of two directors designated by Vestar so long as Vestar continues to own at least 25% of the common stock it owned upon closing of our initial public offering, and one such director so long as Vestar continues to own at least 15% of such common stock.

Committees of the Board of Directors

          Our Board of Directors has an audit committee, a compensation committee and a stock option committee. The audit committee consists of three directors, all of whom are independent directors. Its functions include the following:

     .    recommend the appointment of independent auditors;

     . review the arrangements for and scope of the audit by independent auditors;

     .    review the independence of the independent auditors;

     . consider the adequacy and effectiveness of the system of internal accounting and financial controls and review any proposed corrective actions;

     . review and monitor our policies regarding business ethics and conflicts of interest;

     . discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters; and

     . review the activities and recommendations of our accounting department.

          The compensation committee consists of three directors, two of whom are independent directors. The compensation committee has authority to review and make recommendations to the Board of Directors with respect to the compensation of our executive officers.

          The stock option committee consists of two directors, each of whom is a "non-employee" director. The stock option committee administers our 1999 stock option plan and determines, among other things, the time or times at which options will be granted, the recipients of grants, whether a grant will consist of incentive stock options, nonqualified stock options or stock appreciation rights (in tandem with an option or free-standing) or a combination thereof, the option periods, whether an option is exercisable for Class A common stock or Class B common stock, the limitations on option exercise and the number of shares to be subject to such options, taking into account the nature and value of services rendered and contributions made to our success. The stock option committee also has authority to interpret the plan and, subject to certain limitations, to amend provisions of the plan as it deems advisable.

Item 11. Executive Compensation

          The following table summarizes the compensation for services rendered paid in 1998, 1999 and 2000 to the Chief Executive Officer and our other executive officers (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                             Long-Term
                                            Annual Compensation         Compensation Awards
                                            -------------------         -------------------
                                                                      Restricted     Securities
                                                                        Stock        Underlying       All Other
            Name and                          Salary      Bonus        Awards         Options       Compensation
        Principal Position           Year      ($)         ($)         ($)(1)           (#)             ($)(2)
        ------------------           ----    -------    --------     ----------      ----------     ------------
Sidney R. Knafel                     2000    250,000         --           --              --               --
Chairman of the Board                1999    250,000         --           --         562,500            7,605
                                     1998    248,664         --           --              --            1,615

Michael S. Willner                   2000    500,000    150,000           --              --               --
President and Chief                  1999    500,000    100,000           --         843,750            5,538
Executive Officer                    1998    435,616     30,000           --              --            1,646

Kim D. Kelly                         2000    450,000    135,000           --              --               --
Executive Vice                       1999    450,000     90,000           --         843,750            6,417
President and Chief                  1998    386,927     25,000           --              --            3,828
Financial and
Operating Officer

Elliot Brecher(3)                    2000    275,000     55,000           --          50,000             --
Senior Vice President,
General Counsel

_____________
(1) All of the partners of Insight LP exchanged their partnership interests in Insight LP for shares of our common stock upon the closing of our initial public offering. At the same time, the general partner distributed to certain of our employees a number of shares of common stock representing their respective percentage equity interests in the general partner. Although certain of such shares representing equity interests in the general partner were reportable as income to the employees, the above table does not distinguish between such exchanged interests and the other interests in the general partner which were exchanged at the same time.

(2) Amounts for 1999 and 2000 include: (i) contributions made by us on behalf of the Named Executive Officers to our 401(k) Plan (Sidney Knafel: $1,875 and $2,125.20; Michael Willner: $1,667 and $4,250; and Kim Kelly: $3,750 and $4,250) and (ii) life insurance premiums and group term life insurance premiums paid by us on behalf of the Named Executive Officers (Sidney
     Knafel: $5,730 and $15,474; Michael Willner: $3,871 and $4,056; and Kim
     Kelly: $2,667 and $2,733).

(3) We have agreed to employ Mr. Brecher as Senior Vice President, General Counsel through December 31, 2002. Under the agreement, Mr. Brecher's annual base salary is $275,000, with discretionary annual increases, and an annual bonus based upon a percentage of base salary. The agreement provides for certain payments in the event of termination under certain circumstances.

       The following table sets forth information at fiscal year-end 2000 concerning stock options held by the Named Executive Officers in the Summary Compensation Table. No options held by such individuals were exercised during 2000.

                         Fiscal Year-End Option Values

                                             Number of Securities          Value of Unexercised
                                            Underlying Unexercised         In-the-Money Options
                                         Options At Fiscal Year-End(#)   At Fiscal Year-End($)(1)
                                         -----------------------------  --------------------------
Name                                      Exercisable   Unexercisable   Exercisable  Unexercisable
----                                      -----------   -------------   -----------  -------------
Sidney R. Knafel                            112,500         450,000            0              0

Michael S. Willner                          168,750         675,000            0              0

Kim D. Kelly                                168,750         675,000            0              0

Elliot Brecher                               10,000          40,000       11,250         45,000

___________
(1) The value of the unexercised options was calculated as the difference between the exercise price of the options and $23.50, the fair market value of our common stock as of December 31, 2000, multiplied by the number of options outstanding.

Compensation of Directors

          Those directors who are not also our employees receive an annual retainer fee of $25,000, which may, at the election of the director, be in the form of cash or five-year stock options to purchase our Class A common stock. Non-employee directors also receive reimbursement of out-of-pocket expenses incurred for each Board or committee meeting attended.

1999 Stock Option Plan

          The Board of Directors adopted the Insight Communications Company, Inc. 1999 Stock Option Plan as of June 24, 1999. We reserved 5,000,000 shares of common stock with respect to which options and stock appreciation rights ("SARs") may be granted under the Plan. The purpose of the Plan is to promote the interests of Insight and its stockholders by strengthening our ability to attract and retain competent employees, to make service on our Board of Directors more attractive to present and prospective non-employee directors and to provide a means to encourage stock ownership and proprietary interest in Insight by officers, non-employee directors and valued employees and other individuals upon whose judgment, initiative and efforts the financial growth of Insight largely depends.

          The Plan may be administered by either the entire Board of Directors or a committee consisting of two or more members of the Board of Directors, each of whom is a "non-employee director" (as defined in Rule 16b-3 under the Securities Exchange Act of 1934). The Plan is currently administered by a stock option committee of the Board of Directors consisting of two non-employee directors, Thomas L. Kempner and Daniel S. O'Connell.

          Incentive stock options ("ISOs") may be granted only to officers and key employees of Insight and its subsidiaries. Nonqualified stock options and SARs may be granted to such officers and employees as well as to our agents, directors and consultants. In determining the eligibility of an individual for grants under the Plan, as well as in determining the number of shares to be optioned to any individual, the stock option committee takes into account the recommendations of our Chairman of the Board, Sidney R. Knafel, the position and responsibilities of the individual being considered, the nature and value to Insight or its subsidiaries of his or her service or accomplishments, his or her present or potential contribution to the success of Insight or its subsidiaries, the number and terms of options and SARs already held by an individual and such other factors as the stock option committee may deem relevant. In making recommendations to the stock option committee, Mr. Knafel focuses upon individuals who would be motivated by a direct economic stake in the equity of Insight. Options may provide for their exercise into shares of any class of our common stock, Class A or Class B. Under an agreement with Vestar, we have agreed not to grant options for Class B common stock representing in excess of 6% of the fully-diluted shares.

       The Plan provides for the granting of ISOs to purchase common stock at not less than the fair market value on the date of the option grant and the granting of nonqualified options and SARs with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option. The Plan contains limitations applicable only to ISOs granted thereunder. To the extent that the aggregate fair market value, as of the date of grant, of the shares to which ISOs become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the option will be treated as a nonqualified option. In addition, if an optionee owns more than 10% of the total voting power of all classes of Insight's capital stock at the time the individual is granted an ISO, the option price per share cannot be less than 110% of the fair market value per share and the term of the ISO cannot exceed five years. No option or SAR may be granted under the Plan after June 25, 2009, and no option or SAR may be outstanding for more than ten years after its grant.

       Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash, check or, under certain circumstances, in shares of any class of our common stock, or any combination thereof. SARs, which give the holder the privilege of surrendering such rights for the appreciation in the common stock between the time of the grant and the surrender, may be settled, in the discretion of the Board or committee, as the case may be, in cash, common stock, or in any combination thereof. The exercise of an SAR granted in tandem with an option cancels the option to which it relates with respect to the same number of shares as to which the SAR was exercised. The exercise of an option cancels any related SAR with respect to the same number of shares as to which the option was exercised. Generally, options and SARs may be exercised while the recipient is performing services for Insight and within three months after termination of such services.

       The Plan may be terminated at any time by the Board of Directors, which may also amend the Plan, except that without stockholder approval, it may not increase the number of shares subject to the Plan or change the class of persons eligible to receive options under the Plan.

401(k) Plan

       We maintain a 401(k) retirement plan established in conformity with
Section 401(k) of the Internal Revenue Code of 1986 covering all of our eligible employees. Pursuant to the 401(k) plan, employees may elect to defer up to 15% of their current pre-tax compensation and have the amount of such deferral contributed to the 401(k) Plan. The maximum elective deferral contribution was $10,500 in 2000, subject to adjustment for cost-of-living in subsequent years. Certain highly compensated employees may be subject to a lesser limit on their maximum elective deferral contribution. The 401(k) plan permits, but does not require, matching contributions and non-matching (profit sharing) contributions to be made by us up to a maximum dollar amount or maximum percentage of participant contributions, as determined annually by us. We match employee contributions on a quarterly basis in an amount equal to 100% of an employee's contribution for the quarter, but not exceeding 5% of the employee's pre-tax compensation for the quarter. The 401(k) plan provides that half of our matching contribution is made in the form of our Class A common stock and the other half is made in cash. The stock is contributed after each calendar quarter with respect to such quarter based upon the closing price as of the last day of such quarter. The 401(k) plan applies a three-year vesting schedule to all of our matching contributions, which commences on the employees' first employment date and expires on the employees' third anniversary date. The 401(k) plan is qualified under Section 401 of the Internal Revenue Code so that contributions by employees and employer, if any, to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn from the 401(k) plan, and so that contributions by us, if any, will be deductible by us when made.

Compensation Committee Interlocks and Insider Participation

          Currently, the members of the compensation committee are Thomas L. Kempner, Daniel S. O'Connell and Michael S. Willner, our President and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of March 28, 2001 with respect to the beneficial ownership of our common stock by:

     . each person who is known by us to beneficially own more than 5% of our common stock;

     .    each of our directors; and

     .    all directors and executive officers as a group.

          Unless otherwise indicated, the address of each person named in the table below is Insight Communications Company, Inc., 810 Seventh Avenue, New York, New York 10019. The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

                                                                                                         Percent of
                                                              Class A                 Class B            Vote as a
                                                           Common Stock             Common Stock          Single
                                                           ------------             ------------
Beneficial Owner                                        Number         %         Number         %         Class(1)
----------------                                        ------        ---        ------        ---        --------
Sidney R. Knafel(2)(3)...........................             --        --       4,009,932     38.8         26.2
Michael S. Willner(3)(4).........................             --        --       1,650,264     15.9         10.7
Kim D. Kelly(3)(5)...............................             --        --       1,007,170      9.7          6.5
Thomas L. Kempner(6).............................      1,140,358       2.3              --       --            *
James S. Marcus..................................             --        --         132,779      1.3            *
Prakash A. Melwani(7)............................      9,921,723      19.9              --       --          6.5
Daniel S. O'Connell(7)...........................      9,921,723      19.9              --       --          6.5
Vestar Capital Partners III, L.P.(7).............      9,921,723      19.9              --       --          6.5
Andrew G. Knafel, Joshua Rubenstein
  and William L. Scherlis, as trustees
  under Trusts F/B/O Knafel
  children(8)....................................         45,369         *       3,354,737     32.8         22.0
Franklin Resources, Inc.
  and affiliates(9)
  777 Mariners Island Blvd.
  San Mateo, CA 94403............................      4,038,891       8.1              --       --          2.7
Westport Asset Management, Inc.
  and affiliates(10)
  253 Riverside Avenue
  Westport, CT 06880.............................      3,023,200       6.0              --       --          2.0
Wallace R. Weitz & Company
  and affiliates(11)
  1125 South 103/rd/ St., Suite 600
  Omaha, Nebraska 68124..........................      3,249,435       6.5              --       --          2.1
All directors and executive officers
  as a group (8 persons)(3)(12)..................     11,093,481      22.2         680,145     63.7         50.5

_____________
*    Less than 1%.

(1) Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Holders of both classes of common stock vote together as a single class on all matters presented for a vote, except as otherwise required by law.

(2) Includes 3,471,477 shares held by ICI Communications, Inc., of which Mr. Knafel is the sole stockholder, and 425,955 shares held by the estate of Mr. Knafel's deceased wife. Also includes 112,500 shares issuable upon the exercise of options granted pursuant to the Plan.

(3) Does not include those shares issuable upon the exercise of options granted pursuant to the Plan which are not exercisable within 60 days.

(4) Includes 6,448 shares of Class B common stock held in trust for the benefit of his minor children. Also includes 168,750 shares issuable upon the exercise of options granted pursuant to the Plan.

(5) Includes 168,750 shares issuable upon the exercise of options granted pursuant to the Plan.

(6) Represents 601,694 shares held by Loeb Investors Co. LIX and 538,664 shares held by Loeb Investors Co. XXXVI, each of which may be deemed beneficially owned by Mr. Kempner. Loeb Investor Co.'s address is 61 Broadway, New York, New York.

(7) Each of Mr. Melwani, a managing director of Vestar, and Mr. O'Connell, the Chief Executive Officer of Vestar, may be deemed to beneficially own the shares held by Vestar. Vestar's address is 245 Park Avenue, 41st floor,

     New York, New York 10167.

(8)  Includes 386,413 shares of Class B common stock held individually by Andrew
     G. Knafel and 45,369 shares of Class A common stock held individually by William L. Scherlis. Sidney Knafel expressly disclaims beneficial ownership of the shares.

(9) Represents shares beneficially owned by Franklin Advisers, Inc. and Franklin Management, Inc., subsidiaries of Franklin Resources, Inc., as reported in a Schedule 13G filed in February 2001. Such report also includes individual reporting persons who control Franklin Resources. All of such reporting persons disclaim beneficial ownership of such shares.

(10) Represents shares beneficially owned by Westport Asset Management, Inc., as reported in a Schedule 13G filed in February 2001. Such report also includes Westport Advisers, LLC, an investment advisor of which it owns 50%. All of such reporting persons disclaim beneficial ownership of such shares.

(11) Represents shares beneficially owned by Wallace R. Weitz & Company, as reported in a Schedule 13G filed in February 2001. Such report also includes an individual reporting person who controls Wallace R. Weitz & Company. All of such reporting persons disclaim beneficial ownership of such shares.

(12) Includes 30,400 shares issuable upon the exercise of options granted pursuant to the Plan.

Item 13.  Certain Relationships and Related Transactions

     On November 17, 1999, Insight Interactive, LLC, our wholly-owned subsidiary, formed a joint venture with Source Media, Inc. known as SourceSuite, LLC to conduct all lines of business of Source Media relating to its VirtualModem and Interactive Channel products and businesses. We capitalized the joint venture with $13.0 million in exchange for our 50% equity interest. As part of the transaction, Insight Interactive acquired 842,105 shares of Source Media's common stock for $12.0 million and warrants to purchase up to an additional 4,596,786 shares at an exercise price of $20 per share.

       Insight Interactive also received a share of non-participating preferred stock of Source Media, which provides us with the right to designate three members of the board of directors of Source Media. The designees are Sidney R. Knafel, our Chairman of the Board, Michael S. Willner, our President and Chief Executive Officer, and Kim D. Kelly, our Executive Vice President, Chief Operating and Financial Officer.

       We are currently providing the joint venture's interactive services to customers of our systems under a letter of intent entered into on July 29, 1998. Pursuant to the letter of intent, we pay a monthly license fee for the right to distribute LocalSource in an amount that is based on the number of digital customers as adjusted for penetration. We and Source Media share 50% of all revenues, other than advertising revenues, generated by LocalSource.

       On March 3, 2000, the joint venture's VirtualModem business was sold to Liberate Technologies in exchange for the issuance to each of Insight Interactive and Source Media of 886,000 shares of Liberate common stock. Our joint venture with Source Media continues to own and operate its programming assets, LocalSource and SourceGuide, and has entered into preferred content and programming services agreements with Liberate.

       In connection with our initial public offering, we issued a total of 1,412,181 shares of common stock to our employees, including executive officers and directors. In October 1999 and April 2000, we made loans to certain of these employees, the proceeds of which were used to satisfy the individual income tax withholding obligations with respect to the receipt of these shares. In the aggregate, these loans total approximately $14.0 million, including $9.6 million to our executive officers and directors. These non-recourse loans are represented by notes, which are secured by the shares of common stock received by the individuals. The loans mature on October 1, 2004 and bear interest at the rate of 5.07% per annum, with accrued interest payable on October 1 of each year, commencing October 1, 2001. The loans, including accrued interest, are payable by employees 180 days following the termination of their employment. On March 8, 2001, the Board of Directors adopted a program designed to afford employees who received such shares in connection with the initial public offering with the intended benefits by amending the prior notes to reduce the adverse consequences incident thereto. Accordingly, under this program, we may forgive the accrued interest due from an employee on each interest payment date provided such employee continues to be employed in good standing on such date, with an additional payment to cover the income taxes due as a result of the forgiveness and such additional payment. The employee would be required to pay us an amount equal to any benefit realized by claiming a deduction for any forgiven interest. The proceeds of any sales of the pledged shares must be applied towards early prepayment of the loans, with the exception of certain "qualifying sales" and sales by an employee which would not result in the value of such employee's pledged shares being reduced to less than 200% of the principal amount of the employee's note. The program contemplates two categories of "qualified sales": a taxable transaction and a tax-free reorganization. If an employee's pledged shares are sold in a qualifying taxable sale, we will forgive all accrued interest and a portion of the loan so that the employee will only repay an amount that is equal to the excess of the tax the employee would have paid in the transaction had the amount received for the shares been treated as long-term capital gain where the employee held the shares at a zero basis (i.e., as if the employee had not been taxed upon initial receipt of the shares) over the amount of tax actually paid by the employee in connection with the transaction. Alternatively, if the employee's pledged shares are exchanged for other shares in a qualifying tax-free transaction, we will forgive all accrued interest and a portion of the loan equal to the amount by which the principal exceeds one-half of the amount of tax the employee would have had to pay had the transaction been a taxable sale and the employee held the shares at a zero basis. In each case, we will make an additional payment to the employee to cover the income taxes due as a result of the forgiveness and such additional payment. If an employee dies or becomes permanently disabled or is terminated other than for cause on, or within one year after, certain specified "change in control" transactions, we will forgive all principal and accrued interest on the loan, with an additional payment to cover the income taxes due as a result of the forgiveness and such additional payment.

          On August 8, 2000, Insight Ohio purchased its non-voting common equity interest held by Coaxial Communications of Central Ohio, Inc. for 800,000 shares of our Class A common stock plus $2.6 million in cash. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things,
(i) remove certain special rights of the principals of Coaxial Communications' shareholders (the "Coaxial Entities"), (ii) vest in the common equity interests of Insight Ohio 70% of its total voting power and in the preferred equity interests of Insight Ohio 30% of its total voting power and (iii) make Insight LP the manager. Coaxial Communications retained its preferred interests in Insight Ohio and we became the sole owner of the common equity interests of Insight Ohio.

          We also agreed that if the Coaxial 10% senior notes or the Coaxial
12 7/8% senior discount notes are repaid or modified, or at any time after August 15, 2008, the principals of the Coaxial Entities may require us to purchase their interests in the Coaxial Entities for $32.6 million, with credit given toward that amount for the value at such time of the 800,000 shares described above. The amount due to the principals of the Coaxial Entities will be payable, at our option, in cash or in additional shares of our Class A common stock.

  Insight Midwest Partnership Agreement

       At any time after December 31, 2005 (other than at certain times specified in the Insight Midwest partnership agreement), either AT&T Broadband or Insight LP (the "Initiating Partner") will have the right to commence the split-up process described below by delivering a notice to the other partner (the "Non-Initiating Partner"). The Non-Initiating Partner will have the right to postpone the split-up process one time only for a period of six months, subject to certain restrictions in our partnership agreement.

       The Initiating Partner will be required to divide the assets and liabilities of Insight Midwest into two groups of as nearly equal gross fair market values as possible, such that certain specified systems cannot be divided between the two groups and the net fair market values (i.e., taking liabilities into account) of the two groups are equal. The Non-Initiating Partner will have the right to select which of the two asset groups it desires to acquire from Insight Midwest in redemption of its ownership interest, provided that if the Non-Initiating Partner does not agree that the Initiating Partner's division of Insight Midwest's assets and liabilities complies with the requirements of the Insight Midwest partnership agreement, it will have the right to propose its own division of Insight Midwest's assets and liabilities. If the Non-Initiating Partner proposes its own division of asset groups and the partners cannot agree on two asset groups within ninety days, the partners will engage a mutually satisfactory investment banking firm or appraisal firm to select which partner's division of Insight Midwest assets and liabilities most closely complies with the requirements of Insight Midwest's partnership agreement. The partner whose asset group division is not selected by the firm will have the right to select which of the two asset groups designated by the other partner it desires to acquire from Insight Midwest in redemption of its ownership interest.

       If the partners become obligated to consummate the split-up process in accordance with Insight Midwest's partnership agreement and either partner defaults in its obligation, then the non-defaulting partner will have the right to cause Insight Midwest to be liquidated and dissolved in accordance with the liquidation provisions of Insight Midwest's partnership agreement or to terminate the split-up process and continue Insight Midwest's partnership.

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

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          Page
                                                          ----
Report of Independent Auditors                            F-1

Insight Communications Company, Inc.
   Consolidated Balance Sheets as of
   December 31, 2000 and 1999                             F-2

Insight Communications Company, Inc.
   Consolidated Statements of Operations
   for the years ended December 31, 2000,
   1999 and 1998                                          F-3

Insight Communications Company, Inc.
   Consolidated Statements of Changes
   In Partners' Deficiency/Stockholders'
   Equity for the years ended December 31,
   2000, 1999 and 1998                                    F-4

Insight Communications Company, Inc.
   Consolidated Statements of Cash Flows
   for the years ended December 31, 2000,
   1999 and 1998                                          F-5

Insight Communications Company, Inc.
   Notes to Consolidated Financial
   Statements                                             F-6

          (b) Reports on Form 8-K:

          We did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

          (c) Exhibits

 Exhibit
 Number   Exhibit Description
--------  -------------------

   2.1 Purchase Agreement, dated as of April 18, 1999, among InterMedia Capital Management VI, LLC, InterMedia Management Inc., Robert J. Lewis, TCI ICM VI, Inc., InterMedia Capital Management VI, L.P., Blackstone KC Capital Partners, L.P., Blackstone KC Offshore Capital Partners, L.P., Blackstone Family Investment Partnership III L.P., Leo J. Hindery, Jr., TCI IP-VI, LLC and Insight Communications Company, L.P. (1)
   2.2    Contribution and Formation Agreement, dated April 18, 1999, between TCI of Indiana Holdings, LLC and Insight Communications Company, L.P. (1)
   2.3 Purchase and Option Agreement, dated as of August 8, 2000, among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy (2)
   2.4    Asset Contribution Agreement, dated August 15, 2000, by and among, Command Cable of Eastern Illinois Limited Partnership, MediaOne of Illinois, Inc., Northwest Illinois TV Cable Company, S/D Cable Partners, Ltd., TCI American Cable Holdings, L.P., TCI of Bloomington/Normal, Inc., TCI Cablevision of Texas, Inc., UACC Midwest, Inc., United Cable Television of Illinois Valley, Inc., United Cable Television of Southern Illinois, Inc., TCI of Indiana Holdings, LLC, Insight Communications Company, L.P. and Insight Midwest, L.P. ("Asset Contribution Agreement") (3)
   2.5    Amendment to the Asset Contribution Agreement, dated January 5, 2001
             (4)
   2.6 Asset Exchange Agreement, dated August 15, 2000, by and between MediaOne of Illinois, Inc. and Insight Communications Company, L.P. ("Asset Exchange Agreement") (3)
   2.7    Amendment to the Asset Exchange Agreement, dated January 5, 2001
             (4)
   2.8 Asset Purchase and Sale Agreement, dated August 15, 2000, by and between TCI of Illinois, Inc., TCI of Racine, Inc., UACC Midwest, Inc. and Insight Communications Company, L.P. ("Asset Purchase and Sale Agreement") (3)
   2.9 Amendment to the Asset Purchase and Sale Agreement, dated January 5, 2001 (4)
   3.1    Restated Certificate of Incorporation of Registrant (1)
   3.2    By-laws of Registrant (1)
  10.1    1999 Stock Option Plan of Registrant (1)
  10.2    Credit Agreement, dated as of January 5, 2001, among Insight
             Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (4)
  10.3    Second Amended and Restated Operating Agreement of Insight
             Communications Midwest, LLC, dated as of January 5, 2001
  10.4    Amended and Restated Management Agreement by and between Insight
             Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999 (5)
  10.5    First Amendment to Amended and Restated Management Agreement
             dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.
  10.6    Amended and Restated Limited Partnership Agreement of Insight Kentucky
             Partners II, L.P., dated as of October 1, 1999
  10.7    First Amendment to Amended and Restated Limited Partnership Agreement
             of Insight

             Kentucky Partners II, L.P., dated as of January 5, 2001
  10.8    Management Agreement by and between Insight Kentucky Partners
             II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999 (5)
  10.9    Amended and Restated Operating Agreement of Insight Ohio, dated as of August 8, 2000 (2)
 10.10    Amended and Restated Limited Partnership Agreement of Insight
             Midwest, L.P., dated January 5, 2001 (4)
 10.11    Indenture relating to 9 3/4% senior notes of Insight Midwest,
             L.P. and Insight Capital, Inc., dated as of October 1, 1999 (6)
 10.12    Indenture relating to 10 1/2 senior notes of Insight Midwest,
             L.P. and Insight Capital, Inc., dated as of November 6, 2000
 10.13    Indenture relating to 10% senior notes of Coaxial Communications of Central Ohio, Inc. and Phoenix Associates, dated as of August 21, 1998 (7)
 10.14    Indenture relating to 12 7/8% senior discount notes of Coaxial
             LLC and Coaxial Financing Corp., dated as of August 21, 1998 (8)
 10.15    Indenture relating to 12.25% senior discount notes of
             Registrant, dated as of February 6, 2001
 10.16    Securityholders Agreement by and among Registrant, Vestar
             Capital Partners III, L.P., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Sidney R. Knafel, Michael S. Willner, Kim D. Kelly and Senior Management Securityholders, dated as of May 11, 1999, with Side Letter Agreement by and among Insight Communications Company, L.P., Vestar Capital Partners III, L.P., Sidney R. Knafel, Michael S. Willner, Kim D. Kelly, Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV FTE, L.P., dated May 11, 1999 (the "Letter Agreement") (1)
 10.17    Amendment, dated July 16, 1999 to the Letter Agreement (1)
 10.18    Cable Facilities Lease Agreement, dated July 17, 2000, among
             AT&T Broadband, LLC, Registrant and certain of Registrant's affiliates (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (2)
 10.19    Amended and Restated Consulting Agreement, dated as of March 17,
             2000, by and between InterMedia Partners Southeast and Insight Communications Company, L.P. (5)
  21.1    Subsidiaries of the Registrant

__________________
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-78293) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated August 15, 2000, and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 5, 2001, and incorporated herein by reference.
(5) Filed as an exhibit to the Registration Statement on Form S-4 of Insight Midwest, L.P. and Insight Capital, Inc. (Registration No. 333-33540) and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(7) Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial Communications of Central Ohio, Inc., Phoenix Associates and Insight Communications of Central Ohio, LLC (Registration No. 333-63677) and incorporated herein by reference.
(8) Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial LLC, Coaxial Financing Corp., and Insight Communications of Central Ohio, LLC (Registration no. 333-64449) and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Insight Communications Company, Inc.


Date: March 12, 2001          By:/s/ Michael S. Willner
                                 -----------------------------------
                                 Michael S. Willner, President and
                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                    Title                                             Date
----------                    -----                                             ----
/s/ Sidney R. Knafel
----------------------
Sidney R. Knafel              Chairman of the Board                             March 12, 2001

/s/ Michael S. Willner
----------------------
Michael S. Willner            President, Chief Executive Officer and            March 12, 2001
                              and Director (Principal Executive Officer)

/s/ Kim D. Kelly
----------------------
Kim D. Kelly                  Executive Vice President, Chief Operating         March 12, 2001
                              and Financial Officer and Director
                              (Principal Financial and Accounting Officer)

/s/ Thomas L. Kempner
-------------------------
Thomas L. Kempner             Director                                          March 12, 2001

/s/ James S. Marcus
-------------------------
James S. Marcus               Director                                          March 12, 2001

/s/ Prakash A. Melwani
-------------------------
Prakash A. Melwani            Director                                          March 12, 2001

/s/ Daniel S. O'Connell
-------------------------
Daniel S. O'Connell           Director                                          March 12, 2001

                        Report of Independent Auditors

The Stockholders and Board of Directors
Insight Communications Company, Inc.

We have audited the accompanying consolidated balance sheets of Insight Communications Company, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' deficiency/stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



New York, New York
March 12, 2001

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                                                 December 31,
                                                                                            2000               1999
                                                                                        -----------------------------
Assets
Cash and cash equivalents                                                               $   33,733         $  113,511
Investments                                                                                 27,846             21,650
Trade accounts receivable, net of allowance for doubtful accounts of $1,326 and
   $764 as of December 31, 2000 and 1999                                                    18,169             12,104
Launch funds receivable                                                                     16,123              4,434
Prepaid expenses and other assets                                                           12,178             13,094
                                                                                        -----------------------------
   Total current assets                                                                    108,049            164,793

Fixed assets, net                                                                          820,888            643,138
Intangible assets, net                                                                   1,270,632          1,140,374
Deferred financing costs, net of accumulated amortization of $3,537 and
      $1,262 as of December 31, 2000 and 1999                                               28,165             20,111
Investment in unconsolidated affiliates                                                      2,172              5,991
Officer and employee loans receivable                                                       14,680             13,900
Launch funds receivable                                                                         --              1,163
                                                                                        -----------------------------
   Total assets                                                                         $2,244,586         $1,989,470
                                                                                        =============================

Liabilities and stockholders' equity
Accounts payable                                                                        $   46,158         $   46,714
Accrued expenses and other liabilities                                                      12,191              9,431
Accrued property taxes                                                                      11,698             12,620
Accrued programming costs                                                                   23,527             21,282
Deferred revenue                                                                             4,069              1,748
Interest payable                                                                            20,705             19,415
Preferred interest distribution payable                                                      5,250                 --
                                                                                        -----------------------------
   Total current liabilities                                                               123,598            111,210

Deferred revenue                                                                            14,605              5,539
Deferred income taxes                                                                       60,824             33,529
Preferred interests                                                                        180,281                 --
Debt                                                                                     1,372,523          1,233,000

Minority interest                                                                          (47,925)            18,132

Stockholders' equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares
   issued and outstanding as of December 31, 2000 and 1999                                      --                 --
Common stock; $.01 par value:
   Class A - 300,000,000 shares authorized; 49,957,180 and 49,157,180 shares
     issued and outstanding as of December 31, 2000 and 1999                                   500                492
   Class B - 100,000,000 shares authorized; 10,226,050 shares issued and
     outstanding as of December 31, 2000 and 1999                                              102                102
Additional paid in capital                                                                 655,253            656,486
Accumulated deficit                                                                       (115,175)           (72,188)
Accumulated other comprehensive income                                                          --              3,168
                                                                                        -----------------------------
   Total stockholders' equity                                                              540,680            588,060
                                                                                        -----------------------------
   Total liabilities and stockholders' equity                                           $2,244,586         $1,989,470
                                                                                        =============================

See accompanying notes.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                                          Year ended December 31,
                                                                        2000        1999        1998
                                                                     ---------------------------------
Revenue                                                              $ 476,186    $242,693    $112,902

Operating costs and expenses:
  Programming and other operating costs                                167,163      71,956      30,376
  Selling, general and administrative                                   94,922      55,198      24,471
  Non-cash compensation and related charges                                 --      19,285          --
  Depreciation and amortization                                        236,242     131,308      43,849
                                                                     ---------------------------------
Total operating costs and expenses                                     498,327     277,747      98,696
                                                                     ---------------------------------

Operating income (loss)                                                (22,141)    (35,054)     14,206

Other income (expense):
  Gain (loss) on cable systems exchange                                   (956)     15,799     111,746
  Gain on contribution of cable systems to joint venture                    --          --      44,312
  Interest expense                                                    (115,524)    (57,053)    (31,817)
  Interest income                                                        5,771       6,655       3,711
  Other                                                                   (294)       (345)       (444)
                                                                     ---------------------------------
Total other income (expense)                                          (111,003)    (34,944)    127,508

Income (loss) before minority interest and equity in losses of
  investees                                                           (133,144)    (69,998)    141,714

Minority interest                                                       67,773      31,339       3,410
Equity in losses of investees                                           (3,830)    (13,963)     (3,251)
Gain on sale of equity investment                                       80,943          --          --
Impairment of investments                                              (88,554)         --          --
                                                                     ---------------------------------
Income (loss) before income taxes and extraordinary item               (76,812)    (52,622)    141,873
Provision (benefit) for income taxes                                   (33,825)     31,586          --
                                                                     ---------------------------------
Income (loss) before extraordinary item                                (42,987)    (84,208)    141,873
Extraordinary loss from early extinguishment of debt                        --          --      (3,267)
                                                                     ---------------------------------
Net income (loss)                                                      (42,987)    (84,208)    138,606
Accrual of preferred interests                                         (18,725)         --          --
Accretion of redeemable Class B common units                                --      (7,118)     (5,729)
                                                                     ---------------------------------
Net income (loss) applicable to common stockholders                  $ (61,712)   $(91,326)   $132,877
                                                                     =================================

Basic income (loss) per share before extraordinary item              $   (1.03)   $  (2.58)   $   6.71
Diluted income (loss) per share before extraordinary item            $   (1.03)   $  (2.58)   $   4.55
Basic income (loss) per share                                        $   (1.03)   $  (2.58)   $   6.55
Diluted income (loss) per share                                      $   (1.03)   $  (2.58)   $   4.61

See accompanying notes.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'
                        DEFICIENCY/STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                                                        Accumulated
                                                                           Additional                      Other
                                      General      Limited       Common      Paid in      Accumulated   Comprehensive
                                      Partner      Partners      Stock       Capital        Deficit        Income          Total
                                      -------      -------       -----       -------        -------        ------          ------
Balance at January 1, 1998            $(1,728)     $(126,254)                                                            $(127,982)

  Net income                            1,386        137,220                                                               138,606
  Accretion of redeemable Class
     B units                              (57)        (5,672)                                                               (5,729)
  Purchase of limited partner's
     units                               (165)       (16,321)                                                              (16,486)
  Warrants exercised                       24          2,363                                                                 2,387
  Warrants expired                          9            900                                                                   909
  Purchase of warrants                      4            363                                                                   367
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 1998             (527)        (7,401)                                                               (7,928)

  Net loss                               (120)       (11,900)                               $ (72,188)                     (84,208)
  Unrealized gain on investments                                                                           $ 3,168           3,168
                                                                                                                         ---------
  Total comprehensive loss                                                                                                 (81,040)
                                                                                                                         ---------
  Accretion of redeemable Class
     B units                              (71)        (7,047)                                                               (7,118)
  Recapitalization                        718         26,348     $ 219     $ (27,285)                                           --
  Issuance of common stock in
     exchange for redeemable units                                 110        58,327                                        58,437
  Compensation associated with
     issuance of common stock to
     employees                                                                18,715                                        18,715
  Issuance of common stock in
     initial public offering                                       265       606,729                                       606,994
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 1999               --             --       594       656,486          (72,188)       3,168         588,060

  Net loss                                                                                    (42,987)                     (42,987)
  Impairment of investments                                                                                 (3,168)         (3,168)
                                                                                                                         ---------
  Total comprehensive loss                                                                                                 (46,155)
                                                                                                                         ---------
  Issuance of common stock in
     acquisition of equity interest                                  8        17,492                                        17,500
  Accrual of preferred interest                                              (18,725)                                      (18,725)
                                      --------------------------------------------------------------------------------------------
Balance at December 31, 2000          $    --      $      --     $ 602     $ 655,253        $(115,175)     $    --       $ 540,680
                                      ============================================================================================

See accompanying notes.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                           Year ended December 31,
Operating activities:                                                           2000                1999                1998
                                                                             -------------------------------------------------
 Net loss                                                                    $ (42,987)          $ (84,208)          $ 138,606
 Adjustments to reconcile net loss to net cash provided
 by operating activities:
    Depreciation and amortization                                              236,242             131,308              43,849
    Non-cash compensation                                                           --              18,715                  --
    Equity in losses of investees                                                3,830              13,963               3,251
    Gain on cable systems exchange                                                  --             (15,799)           (111,746)
    Gain on contribution of cable systems to joint venture                          --                  --             (44,312)
    Gain on sale of equity investment                                          (80,943)                 --                  --
    Impairment of investments                                                   88,554                  --                  --
    Extraordinary loss from early extinguishment of debt                            --                  --               3,267
    Minority interest                                                          (67,774)            (31,339)             (3,410)
    Provision for losses on trade accounts receivable                            8,655               3,038               1,288
    Amortization of bond discount                                                 (722)                 --                  --
    Deferred income taxes                                                      (33,825)             31,328                  --
    Other non-cash items                                                            --                (149)                 --
    Changes in operating assets and liabilities, net of the effect of acquisitions:
       Trade accounts receivable                                               (14,012)              7,225              (7,545)
       Launch fund receivable                                                   (9,052)             (5,597)                 --
       Prepaid expenses and other assets                                         2,111             (19,187)              1,707
       Accounts payable                                                         (7,409)             11,922              17,774
       Accrued expenses and other liabilities                                    8,964              35,228               2,031
                                                                             -------------------------------------------------
 Net cash provided by operating activities                                      91,632              96,448              44,760
                                                                             -------------------------------------------------
Investing activities:
 Purchase of fixed assets                                                     (262,241)           (135,929)            (44,794)
 Purchase of intangible assets                                                  (3,978)             (9,209)             (3,295)
 Purchase of cable television systems, net of cash acquired                     (1,718)           (342,012)            (84,101)
 Investment in equity investees                                                     --             (13,205)            (10,000)
 Purchase of investments                                                       (11,873)            (16,132)                 --
                                                                             -------------------------------------------------
 Net cash used in investing activities                                        (279,810)           (516,487)           (142,190)
                                                                             -------------------------------------------------
Financing activities:
 Net proceeds from initial public offering                                          --             606,994                  --
 Net proceeds from issuance of senior notes                                    492,500             200,000                  --
 Proceeds from borrowings under credit facilities                              124,400              22,000             753,900
 Repayment of amounts due to Tele-Communications, Inc.                              --                  --            (214,532)
 Repayment of credit facilities                                               (488,500)           (307,634)           (387,725)
 Distributions of preferred interests                                          (14,000)                 --                  --
 Purchase of warrants                                                               --                  --                 116
 Issuance of Class B Common units                                                   --                  --              50,000
 Class B Common unit issuance costs                                                 --                  --              (4,410)
 Purchase of redeemable preferred limited units                                     --                  --             (60,000)
 Purchase of limited partners' interest                                             --                  --             (16,486)
 Debt issuance costs                                                            (6,000)             (7,712)             (4,613)
                                                                             -------------------------------------------------
 Net cash provided by financing activities                                     108,400             513,648             116,250
                                                                             -------------------------------------------------
Net increase in cash and cash equivalents                                      (79,778)             93,609              18,820
Cash and cash equivalents, beginning of year                                   113,511              19,902               1,082
                                                                             -------------------------------------------------
Cash and cash equivalents, end of year                                       $  33,733           $ 113,511           $  19,902
                                                                             =================================================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                       $ 117,100           $  45,299           $  21,834
Cash paid for income taxes                                                         657                 104                  10

Supplemental disclosure of non-cash investing activities:
Common stock issued in connection with acquisition                           $  17,500           $      --           $      --

See accompanying notes

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A. Organization and Basis of Presentation

On July 26, 1999, we completed our initial public offering ("IPO") of Class A common stock in which we sold approximately 26.5 million shares of our common stock. Offering proceeds net of underwriting discounts and other offering expenses totaled $607.0 million and were applied primarily toward the repayment of senior indebtedness and to finance the October 1, 1999 acquisition of Kentucky cable television systems (Note D). Prior to the IPO, we operated as a limited partnership. We were reconstituted as a corporation upon the completion of our IPO, at which time all of the limited partnership's units were exchanged for shares of common stock (Note K).

We own and operate cable television systems in Kentucky, Indiana, Illinois, Ohio, California and Georgia, as described below. The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, Insight Communications Company, L.P. ("Insight LP") and Insight Interactive LLC ("Insight Interactive").

Insight LP owns and operates cable television systems in Illinois, Indiana, California and Georgia. Through its wholly-owned subsidiary, Insight Holdings of Ohio, LLC, Insight LP owns Insight Communications of Central Ohio, LLC ("Insight Ohio"), which operates cable television systems in the Columbus, Ohio area (Note E). In addition, Insight LP owns a 50% interest in Insight Midwest, L.P. ("Insight Midwest"), which through its wholly-owned subsidiaries, Insight Communications Midwest, LLC ("Insight Indiana") and Insight Communications of Kentucky, L.P. ("Insight Kentucky") owns and operates cable television systems in Indiana and Kentucky (Note D). Insight LP is the general partner and manager of Insight Midwest and effectively controls all operating and financial decisions. Therefore, the accompanying consolidated financial statements include the accounts of Insight Midwest.

Our other wholly-owned subsidiary, Insight Interactive owns a 50% equity interest in SourceSuite LLC (Note G), which is accounted for under the equity method of accounting.

B. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. As described above, the results of Insight Midwest, which is 50% owned but effectively controlled by Insight LP, are included in the consolidated financial statements. The minority interest represents AT&T Broadband LLC's (formerly Tele-Communications, Inc.) ("AT&T Broadband") 50% ownership interest in Insight Midwest. Intercompany balances and transactions have been eliminated in consolidation.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

B. Significant Accounting Policies (continued)

Revenue Recognition

Revenue includes service, connection and launch fees. Service fees are recorded in the month the cable television and pay television services are provided to subscribers. Connection fees are charged for the hook-up of new customers and are recognized as current revenues. Launch fees are deferred and amortized over the period of the underlying contract.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments

Investments consist of debt and equity securities (Note G). All investments are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity. Fair value is based on quoted market prices. The amortized cost of debt securities is adjusted for the accretion of discounts. Such accretion, as well as interest, is included in interest income.

Fixed Assets

Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable television systems and are stated at cost (Note H). Depreciation for cable plant, furniture, fixtures, office equipment and buildings is calculated using the straight-line method over estimated useful lives ranging from 3 to 30 years. Leasehold improvements are being amortized using the straight-line method over the remaining terms of the leases or the estimated lives of the improvements, whichever period is shorter. The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

B. Significant Accounting Policies (continued)

fixed assets will not be recovered from our undiscounted future cash flows, an impairment loss would be recognized for the amount that the asset's carrying value exceeds its fair value. We believe that no material impairment of fixed assets existed at December 31, 2000 or 1999.

Effective January 1, 2000, we changed the estimated useful lives of fixed assets which related to our recent rebuild program. The changes in estimated useful lives were made to reflect our evaluation of the economic lives of the newly rebuilt plant. This change was made on a prospective basis and resulted in a reduction of our net loss for the year ended December 31, 2000 of $13.3 million or $0.22 per share.

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $135.9 million, $64.8 million and $21.6 million.

Intangible Assets

Intangible assets consist of franchise costs and goodwill (Note I). Costs incurred in negotiating and renewing franchise agreements are capitalized and amortized over the life of the franchise. Franchise rights and goodwill acquired through the purchase of cable television systems are amortized using the straight-line method over a period of up to 15 years.

The carrying value of intangible assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the intangible assets will not be recovered from our undiscounted future cash flows, an impairment loss would be recognized for the amount that the asset's carrying value exceeds its fair value. We believe that no material impairment of intangible assets existed at December 31, 2000 or 1999.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred to negotiate and secure bank loans and other sources of financing. These costs are amortized over the life of the applicable debt.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

B. Significant Accounting Policies (continued)

Earnings Per Share

Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." As a result of our IPO, earnings per share is presented in the accompanying statements of operations as if a conversion of securities from partnership units to common shares occurred at the beginning of all periods presented. Basic earnings per share is computed using average shares outstanding during the period which includes the effect of the new shares issued in connection with our IPO.

For the year ended December 31, 2000 and 1999, diluted earnings per share equals basic earnings per share as we had generated net losses and the effect of an assumed conversion of certain partnership units and certain warrants to common shares as well as the assumed exercise of stock options would be anti-dilutive.

Income Taxes

Deferred income taxes are provided for using the liability method. Under this approach, differences between the financial statements and tax bases of assets and liabilities are determined annually, and deferred income tax assets and liabilities are recorded for those differences that have future tax consequences. Valuation allowances are established, if necessary, to reduce deferred tax assets to an amount that will more likely than not be realized in future periods. Income tax expense is comprised of the current tax payable or refundable for the period plus or minus the net change in deferred tax assets and liabilities.

During the year ended December 31, 1999 in connection with our IPO, a one time non-recurring charge of $39.5 million was recorded for deferred taxes upon the exchange of the limited partnership interests in Insight LP for our common stock (Note K).

Marketing and Promotional

Marketing and promotional costs are expensed as incurred. Marketing and promotional expense for the years ended December 31, 2000, 1999 and 1998 was $13.8 million, $5.5 million and $702,000.

Allocation of Profits and Losses

Prior to the exchange of common stock for the outstanding partnership interests of Insight LP, profits and losses were allocated between the partners for financial reporting purposes based on cash distribution and liquidating distribution preferences per the partnership agreement. For the period from January 1, 1999 to July 26, 1999 and for the year ended December 31, 1998, losses were allocated 1% to the General Partner for its interest and 99% to the limited partners.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

B. Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for us beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 will require us to recognize all derivatives on the balance sheet at fair value. At December 31, 2000, our derivative financial instruments include interest rate swap and collar agreements, which we believe qualify as cash flow hedges, with a fair value of ($1.9) million. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.


C. Acquisitions and Gain on Cable System Exchanges

On January 22, 1998, Insight LP acquired a cable television system located in Rockford, Illinois ("Rockford") for $97.0 million. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $11.5 million and franchise costs of $85.5 million. Franchise costs, arising from the acquisition, are being amortized over a period of 15 years. The results of operations of Rockford have been included in the accompanying statements of operations since its acquisition date.

Effective October 31, 1998, Insight LP exchanged its Sandy, Brigham City and Vernal, Utah systems (the "Utah Systems") servicing approximately 56,200 subscribers with TCI of Indiana Holdings, LLC ("TCI") for their Jasper and Evansville, Indiana systems servicing approximately 63,000 subscribers. This transaction has been accounted for by Insight LP as a sale of the Utah Systems and purchase of the Jasper and Evansville systems. Accordingly, the Evansville and Jasper systems have been included in the accompanying consolidated balance sheets at $125.0 million (fair value of the Utah Systems) and Insight LP recognized a gain on the sale of the Utah Systems of $112.0 million which amount represents the difference between the carrying value of the Utah Systems and their fair value. The Evansville and Jasper systems' purchase price was allocated to the cable television assets acquired as increases in property and equipment of $24.0 million and franchise costs of $101.0 million. Franchise costs arising from the acquisition of the Evansville and Jasper systems are being amortized over a period of 15 years.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

C. Acquisitions and Gain on Cable System Exchanges (continued)

On March 22, 1999, Insight LP exchanged its Franklin, Virginia cable system ("Franklin") servicing approximately 9,200 subscribers for Falcon Cable's Scottsburg ("Scottsburg") Indiana system servicing approximately 4,100 subscribers. Furthermore, on February 1, 1999, Insight LP exchanged its Oldham Kentucky cable system ("Oldham") servicing approximately 8,500 subscribers for Intermedia Partners of Kentucky LP's Henderson, Kentucky cable system ("Henderson") servicing approximately 10,600 subscribers. These transactions have been accounted for by Insight LP as sales of the Franklin and Oldham systems and purchases of the Scottsburg and Henderson systems. Accordingly, the assets of the Scottsburg and Henderson systems have been included in the accompanying condensed consolidated balance sheets at their fair values ($31.3 million) and Insight LP recognized a gain on the sale of the Franklin and Oldham systems of $16.0 million, which amount represents the difference between the carrying value of the Franklin and Oldham systems and their fair value. The Scottsburg and Henderson Systems purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $5.7 million and franchise costs of $25.6 million. Franchise costs arising from the acquisition of the Scottsburg and Henderson systems are being amortized over a period of 15 years.

On March 31, 1999, Insight LP acquired Americable International of Florida Inc.'s Portland, Indiana and Fort Recovery, Ohio cable systems ("Portland") servicing approximately 6,100 subscribers for $10.9 million. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment of $2.3 million and franchise costs of $8.6 million.


D. Insight Midwest

Insight Midwest was formed in September 1999 to serve as the holding company and a financing vehicle for our cable television system joint venture with AT&T Broadband. Insight Midwest is owned 50% by Insight LP and 50% by AT&T Broadband, through its indirect subsidiary TCI. On October 1, 1999, certain Indiana and Kentucky systems and operations were contributed to Insight Midwest, as described below. Through two of its operating subsidiaries, Insight Indiana and Insight Kentucky, Insight Midwest owns and operates cable television systems in Indiana and Kentucky, which passed approximately 1.2 million homes and served approximately 737,000 and 749,000 customers as of December 31, 2000 and 1999.

On January 5, 2001, Insight Midwest, completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Subsidiaries") for the acquisition of additional cable television systems valued at approximately $2.2 billion (the "AT&T Transactions"), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP. As a result of the AT&T Transactions, Insight Midwest acquired all of

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

D. Insight Midwest (continued)

Insight LP's wholly-owned systems serving approximately 280,000 customers, including systems which Insight LP purchased from the AT&T Subsidiaries. At the same time, Insight Midwest acquired from the AT&T Subsidiaries systems serving approximately 250,000 customers. The purchase price will be allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment and franchise costs. The AT&T Transactions were financed through a credit facility established on January 5, 2001, the Midwest Holdings Credit Facility (Note J).

Both Insight LP and the AT&T Subsidiaries contributed their respective systems to Insight Midwest subject to an amount of indebtedness so that Insight Midwest remains equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as the general partner of Insight Midwest and manages and operates the Insight Midwest systems. As a result of the AT&T Transactions, Insight Midwest currently owns and operates cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which pass approximately 2.1 million homes and serve approximately 1.3 million customers.

On January 11, 2001, Insight Midwest acquired Cable One, Inc.'s Greenwood, Indiana cable system serving approximately 14,800 customers for $62.0 million. The purchase price will be allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment and franchise costs.

Indiana Systems

On October 31, 1998, Insight LP and TCI contributed certain of their cable television systems located in Indiana and Northern Kentucky (the "Indiana Systems" or "Insight Indiana") to form Insight Indiana in exchange for a 50% equity interest. The cable television systems contributed to Insight Indiana by Insight LP included the Jasper and Evansville systems that were acquired by Insight LP from TCI on October 31, 1998 (Note C) and the Noblesville, Jeffersonville and Lafayette systems already owned by Insight LP (the "Insight Contributed Systems").

On October 1, 1999, as part of a joint venture restructuring, Insight Indiana became a wholly-owned subsidiary of Insight Midwest. In addition to managing the day-to-day operations of the Indiana Systems, Insight LP is the general partner and therefore effectively controls Insight Midwest and is responsible for all of the operating and financial decisions pertaining to the Indiana Systems. Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Indiana will continue for a twelve-year term through October 1, 2011, unless extended by Insight LP and TCI.

In accordance with the joint venture restructuring, the historical carrying values of the Indiana Systems contributed by TCI were increased by an amount equivalent to 50% of the difference between the fair value of such systems and their respective carrying values ($89.1

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

D. Insight Midwest (continued)

million) as of October 31, 1998. In addition, the historical values of the Insight Contributed Systems were increased by $44.3 million, an amount equivalent to 50% of the difference between the fair value of such systems and their respective carrying values as of October 31, 1998. The aggregate step-up to fair value (including the step-up recorded in connection with the acquisition of the Jasper and Evansville systems (Note C)) was allocated to the cable television assets contributed by TCI in relation to their fair values as increases in property and equipment of $58.0 million and franchise costs of $181.6 million. Neither Insight LP nor TCI is contractually required to contribute additional capital to Insight Midwest and, because Insight Midwest is a limited partnership, neither Insight LP nor TCI is liable for the obligations of Insight Indiana or the Indiana Systems.

Kentucky Systems

On October 1, 1999, Insight LP acquired a combined 50% interest in InterMedia Capital Partners VI, LP (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for $341.5 million, (inclusive of expenses). Insight Midwest assumed debt of $742.1 million (the total debt of the IPVI Partnership) in connection with this transaction. The IPVI Partnership, through several intermediary partnerships, owned and operated cable television systems in four major markets in Kentucky: Louisville, Lexington, Bowling Green and Covington (the "Kentucky Systems" or "Insight Kentucky"). On October 1, 1999, concurrently with this acquisition, the Kentucky Systems were contributed to Insight Midwest. As a result of the IPVI Partnership's historical ownership structure, the Kentucky Systems are owned and operated by Insight Kentucky Partners II, LP, a subsidiary partnership of Insight Midwest.

Similar to Insight Indiana, in addition to managing the day-to-day operations of the Kentucky Systems, Insight LP controls all of the operating and financial decisions pertaining to the Kentucky Systems. The Kentucky Systems and each of the other Kentucky partnerships also have twelve-year terms through October 1, 2011, unless extended by Insight and TCI.

The assets of the Kentucky Systems have been valued based on the purchase price and have been allocated between fixed and intangible assets based on our evaluation of each individual operating system including such factors as the age of the cable plant, the progress of rebuilds and franchise relations. This resulted in a step-up in the carrying values of fixed assets of $160.3 million and intangible assets of $272.1 million. Franchise costs arising from this transaction are being amortized over 15 years.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

D. Insight Midwest (continued)

Managed Indiana Systems

On March 17, 2000, we entered into a two-year agreement with InterMedia Partners Southeast, an affiliate of AT&T Broadband, to provide consulting services to cable television systems acquired by AT&T Broadband. As of December 31, 2000, these systems served approximately 121,000 customers in the States of Indiana and Kentucky. We earn an annual fee of 3% of gross revenues for providing such consulting services. For the year ended December 31, 2000, we recognized $1.2 million of management fees in connection with this agreement.

E. Insight Ohio

On August 21, 1998, Insight LP and Coaxial Communications of Central Ohio, Inc. ("Coaxial") entered into a contribution agreement (the "Coaxial Contribution Agreement") pursuant to which Coaxial contributed to Insight Ohio (a newly formed limited liability company) substantially all of the assets and liabilities of its cable television systems located in Columbus, Ohio and Insight LP contributed to Insight Ohio $10.0 million in cash. As a result of the Coaxial Contribution Agreement, Coaxial owned 25% of the non-voting common equity and Insight LP, through its subsidiary Insight Holdings of Ohio, LLC, owned 75% of the non-voting common equity of Insight Ohio. In addition, Coaxial also received two separate series of voting preferred equity (Series A Preferred Interest--$140 million and Series B Preferred Interest--$30 million) of Insight Ohio (collectively the "Voting Preferred Interests").

The Voting Preferred Interests provides for cash distributions to Coaxial and certain of its affiliates as follows; Series A--10% and Series B--12 7/8%. Insight Ohio cannot redeem the Voting Preferred Interests without the permission of Coaxial; however, Insight Ohio will be required to redeem the Series A Preferred Interests in August 2006 and the Series B Preferred Interest in August 2008. Coaxial has pledged the Series A Preferred Interest and Series B Preferred Interest as security for $140.0 million of 10% Senior Notes due in 2006 issued by Coaxial and an affiliate ("Senior Notes") and $55.9 million of aggregate principal amount at maturity of 12 7/8% Senior Discount Notes due in 2008 issued by Coaxial's majority shareholder ("Senior Discount Notes"). The Senior Notes and Senior Discount Notes are conditionally guaranteed by Insight Ohio.

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of our common stock and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"). Additionally, the agreement was amended to incorporate 70% of Insight Ohio's total voting power into the common equity interests of Insight Ohio

                     INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

E. Insight Ohio (continued)

and 30% of Insight Ohio's total voting power into the Preferred Interests of Insight Ohio.

As a result of this transaction, the financial results of Insight Ohio have been consolidated with our financial results effective January 1, 2000, with minority interest recorded for the 25% common interest owned by Coaxial through August 8, 2000. In connection with this transaction, Insight LP recorded a step up in fair value of Insight Ohio's assets of $229.2 million, which represents the difference between the purchase price and its equity in Insight Ohio's net assets in excess of Insight Ohio's net assets. This amount has been allocated to franchise costs and goodwill and is being amortized over a period of 12 years.

Although the financial results of Insight Ohio for 2000 have been consolidated as a result of this transaction, for financing purposes, Insight Ohio is an unrestricted subsidiary of ours and is prohibited by the terms of its indebtedness from making distributions to us.

Insight Ohio's conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place.

If at any time the Senior Notes or Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require us to purchase their interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of our common stock issued on August 8, 2000. The fair value of such contingent consideration was $7.1 million.

Prior to August 8, 2000, Insight LP, as manager of Insight Ohio, earned a management fee from Insight Ohio equal to 3% of Insight Ohio's revenues. For the year ended December 31, 1999 and for the period from August 21, 1998 through December 31, 1998, such management fees were $1.4 million and $500,000.

Although Insight LP manages and controls the day to day operations of Insight Ohio, up until August 8, 2000, the shareholders of Coaxial had significant participating rights, including voting power. Consequently, during 1999 and the period from August 21, 1998 through December 31, 1998, Insight LP accounted for its investment in Insight Ohio under the equity method. In addition, Insight LP amortized the difference between its initial $10.0 million investment and its 75% interest in Insight Ohio's deficiency in assets. Accordingly, the accompanying statements of operations for the years ended December 31, 1999 and 1998 include Insight LP's share of Insight Ohio's operating income (loss) and the aforementioned amortization of deficiency in assets of $(4.6) million and $100,000 and $8.6 million and $3.4 million.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


F. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, assuming the contribution of the Indiana Systems, the acquisition of the Kentucky Systems, the acquisition of Insight Ohio and each of the acquisitions and exchanges described in Note C occurred as of January 1, 1999 is as follows (in thousands, except per share amounts):


                                                       2000             1999
                                                    ---------------------------
Revenue                                              $476,186         $448,322
Net loss applicable to common shareholders             61,712          126,277
Basic and diluted loss per share                         1.03             3.49


Our unaudited pro forma results of operations of the Company for the years ended December 31, 1999 and 1998, assuming the contribution of the Indiana systems, the acquisition of the Kentucky systems, and each of the acquisitions and exchanges described in Note C occurred as of January 1, 1998 is as follows (in thousands, except per share data):
                                                         1999          1998
                                                         ----          ----
Revenue                                              $ 401,890     $ 375,682
Loss before extraordinary item                         122,457        78,101
Net loss                                               122,457        81,368
Basic and diluted loss per share                          3.66          4.29

G. Investments

SourceSuite and Liberate

Effective November 17, 1999, Insight Interactive entered into a Contribution Agreement with Source Media, Inc. ("Source Media"), providing for the creation of a joint venture, SourceSuite LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. We contributed $13.0 million in equity financing and are a 50% owner in the joint venture which is managed by Source Media.

On March 3, 2000, pursuant to a merger of the joint venture with a subsidiary of Liberate Technologies ("Liberate"), SourceSuite LLC sold all of its VirtualModem assets in exchange for the issuance to each of Insight Interactive and Source Media of 886,000 shares of Liberate common stock.

SourceSuite LLC continues to own and operate its programming assets, LocalSource and SourceGuide, and has entered into preferred content and programming services agreements with Liberate. As a result of this transaction, we recorded a gain on sale of joint venture assets of $80.9 million for the year ended December 31, 2000. In addition, on December 31, 2000, we recorded an impairment write-down of $74.1 million to reflect an other than temporary decline in the value of our investment in Liberate. This impairment write-down was calculated as the difference between the fair value of the Liberate shares as of December 31, 2000 as compared to March 3, 2000, the date we received the shares.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



G. Investments (continued)

We are accounting for our investment in SourceSuite LLC under the equity method of accounting. Accordingly, the accompanying statement of operations for the year ended December 31, 2000 includes a loss of $3.8 million which represents our 50% share of SourceSuite LLC's net loss for the year ended December 31, 2000.

In connection with the Contribution Agreement, on November 17, 1999, we purchased 842,105 shares of Source Media common stock at $14.25 per share, representing approximately 6% of Source Media's outstanding stock, for a purchase price of $12.0 million in cash.

On December 31, 2000, we recorded an impairment write-down of $11.2 million to reflect an other than temporary decline in the value of our investment in Source Media. This impairment write-down was calculated as the difference between the fair value of the Source Media shares on December 31, 2000 as compared to November 17, 1999, the date we purchased the shares. Fair value was determined using the quoted market price of the stock.

In addition, in October 1999, we purchased $10.2 million face amount of Source Media's 12% bonds for approximately $4.1 million. The bonds have a maturity date of November 1, 2004. The bond discount of $6.1 million is being amortized to interest income over the life of the bonds. As of December 31, 2000, we recorded an impairment write-down of $3.3 million to reflect an other than temporary decline in the value of our investment in Source Media bonds. This impairment write-down was calculated as the difference between the amortized cost of the bonds and their fair value as of December 31, 2000. Fair value was determined using the quoted market price of the bonds.

Commerce.TV

On April 19, 2000, we purchased 2.5 million shares of Commerce.TV Corporation's ("Commerce.TV") Series B mandatorily redeemable, convertible preferred stock for $5.0 million, which we are accounting for under the cost method. This preferred stock has a liquidation preference equal to $5.0 million.

Commerce.TV is a privately-owned company that owns proprietary software and a database network that enables cable television subscribers to purchase products from third party merchants and track the status of their orders using a set-top box remote control.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



G. Investments (continued)

On January 31, 2001, we entered into an agreement with Commerce.TV to provide our Lexington, Kentucky cable television subscribers with Commerce.TV's service. We are currently working with Commerce.TV to integrate their network with our technical platform.


H. Fixed Assets

Fixed Assets consist of:

                                                          December 31,
                                                     2000             1999
                                               ------------------------------
                                                        (in thousands)

Land, buildings and improvements                  $   23,436        $  13,986
Cable television equipment                         1,082,194          724,383
Furniture, fixtures and office equipment               9,646            9,626
                                               ------------------------------
                                                   1,115,276          747,995
Less accumulated depreciation and amortization      (294,388)        (104,857)
                                               ------------------------------
     Total fixed assets                           $  820,888        $ 643,138
                                               ==============================


I. Intangible Assets

Intangible assets consist of:

                                                          December 31,
                                                     2000             1999
                                               ---------------------------------
                                                         (in thousands)
Franchise rights                                   $1,389,316       $1,223,964
Goodwill                                               68,367            6,867
                                               ---------------------------------
                                                    1,457,683        1,230,831
Less accumulated amortization                        (197,051)         (90,457)
                                               ---------------------------------
     Total intangible assets                       $1,260,632       $1,140,374
                                               =================================

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. Debt

Debt consists of:

                                                    December 31,
                                               2000            1999
                                         --------------------------------
                                                   (in thousands)

Credit Facility                            $           --      $    1,000
Insight Ohio Credit Facility                       25,000              --
Insight Indiana Credit Facility                   298,600         470,000
Insight Kentucky Credit Facility                  356,300         562,000
Insight Midwest 9 3/4% Senior Notes               200,000         200,000
Insight Midwest 10 1/2% Senior Notes              500,000              --
                                         --------------------------------
                                                1,379,900       1,233,000
Unamortized discount on Senior Notes               (7,377)             --
                                         --------------------------------
   Total debt                                  $1,372,523      $1,233,000
                                         ================================

Credit Facility

We have a credit facility (the "Credit Facility") which expires in December 2005 and provides for a maximum amount of borrowings of $140.0 million. The Credit Facility requires us to meet certain financial and other debt covenants, including a series of financial tests including those measuring our coverage ratios and leverage. Borrowings under the Credit Facility bear interest at either the Alternative Base Rate (ABR) or reserve-adjusted London Interbank Offered Rate (LIBOR), plus the applicable margin as defined. The applicable margin varies based upon levels of total leverage ranging from 0.0% to 0.625% under the ABR option and 1.0% to 1.875% under the LIBOR option.

The interest rate in effect as of December 31, 1999 was 8.0%. The Credit Facility is secured by substantially all our present and future assets excluding those of Insight Midwest and Insight Ohio.

On January 5, 2001, the Credit Facility was replaced by the Midwest Holdings Credit Facility.

Midwest Holdings Credit Facility

On January 5, 2001, through an affiliate, Insight Midwest entered into a credit facility (the "Midwest Holdings Credit Facility") in connection with the AT&T Transactions and to repay the outstanding indebtedness under the Insight Indiana Credit Facility and Insight Kentucky Credit Facility. The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.75 billion. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Midwest Holdings and its

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. Debt (continued)

subsidiaries.

The Midwest Holdings Credit Facility requires Insight Midwest to meet certain financial and other debt covenants. Borrowings under this credit facility bear interest at either an alternative base rate or Eurodollar rate, plus an additional margin yield to Midwest Holdings' leverage ratio, of between 0.5% and 2.8%.

Insight Ohio Credit Facility

Insight Ohio's credit facility (the "Insight Ohio Credit Facility") provides for revolving credit loans of up to $25.0 million. The Insight Ohio Credit Facility has a six-year maturity from the date of borrowings, with reductions to the amount of the commitment commencing after three years. Our obligations under the Insight Ohio Credit Facility are secured by substantially all the assets of Insight Ohio. The Insight Ohio Credit Facility requires Insight Ohio to meet certain financial and other debt covenants. Loans under the Insight Ohio Credit Facility bear interest, at our option, at the prime rate or at a Eurodollar rate. In addition to the index rates, we pay an additional margin percentage tied to Insight Ohio's ratio of total debt to adjusted annualized operating cash flow. The interest rates in effect as of December 31, 2000 and 1999 were 8.8% and 7.9%.

Insight Indiana Credit Facility

Insight Indiana's credit facility (the "Insight Indiana Credit Facility") provides for term loans of up to $300.0 million and for revolving credit loans of up to $250.0 million. Obligations under this credit facility are secured by all of the membership interests of Insight Indiana and any amounts payable to its members. The Insight Indiana Credit Facility requires Insight Indiana to meet certain financial and other debt covenants. Loans under the Insight Indiana Credit Facility bear interest at an ABR or LIBOR plus an additional margin tied to certain debt ratios of Insight Indiana. The interest rates in effect as of December 31, 2000 and 1999 were 8.8% and 8.1%.

On January 5, 2001, the Insight Indiana Credit Facility was repaid in full and replaced by the Midwest Holdings Credit Facility. This resulted in an extraordinary loss of approximately $4.8 million related to the write-off of unamortized deferred financing costs.

Insight Kentucky Credit Facility

The Kentucky credit facility (the "Insight Kentucky Credit Facility") provides for two term loans of up to $100.0 million and $250.0 million and for revolving credit loans of up to $325.0 million. Obligations under the Insight Kentucky Credit Facility are guaranteed by Insight Kentucky and its subsidiaries and any intercompany notes made in favor of

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. Debt (continued)

Insight Kentucky and its subsidiaries. The Insight Kentucky Credit Facility requires Insight Kentucky to meet certain financial and other debt covenants.
In addition, the Insight Kentucky Credit Facility requires compliance with certain financial ratios, requiring Insight Kentucky to enter into interest rate protection agreements covering at least 50%, subject to increase to 60% under certain circumstances, of its total indebtedness and also contains customary events of default. Loans under the Insight Kentucky Credit Facility bear interest at Insight Midwest's option at an ABR or Eurodollar rate, plus an additional margin tied to Insight Kentucky's ratio of total debt to annualized cash flow. The term loans under the Insight Kentucky Credit Facility also bear interest, at our option, at an ABR or Eurodollar rate, plus an additional margin. The interest rates in effect as of December 31, 2000 and 1999 were 8.7% and 8.3%.

On January 5, 2001, the Insight Kentucky Credit Facility was repaid in full and replaced by the Midwest Holdings Credit Facility. This resulted in an extraordinary loss of approximately $4.1 million related to the write-off of unamortized deferred financing costs.

Insight Midwest Senior Notes

On October 1, 1999 simultaneously with the closing of the purchase of Insight Kentucky, Insight Midwest completed a $200.0 million offering of 9 3/4 % senior notes due in October 2009. The proceeds of the offering were used to repay certain debt of the IPVI Partnership. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On November 6, 2000, Insight Midwest completed a $500.0 million offering of 10 1/2% senior notes due in November 2010. Insight Midwest received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million which is being amortized through November 2010. The proceeds of the offering were used to repay a portion of the outstanding debt under the Insight Indiana Credit Facility and Insight Kentucky Credit Facility. Interest payments on these Senior Notes, which commence on May 1, 2001, are payable semi-annually on May 1 and November 1.

The Insight Midwest 9 3/4% and 10 1/2% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005, respectively. In addition, Insight Midwest can redeem up to 35% of the Insight Midwest 9 3/4% and 10 1/2% Senior Notes prior to October 1, 2002 and November 1, 2005, respectively, with the net proceeds from certain sales of Insight Midwest's equity. Each holder of the Insight Midwest Senior Notes may require Insight Midwest to redeem all or part of that holder's notes upon certain changes of control. The Insight Midwest Senior Notes are general unsecured obligations and are subordinate to all liabilities of Insight Midwest, the amounts of which were $770.5 million and $1.1 billion

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. Debt (continued)

as of December 31, 2000 and 1999. The Insight Midwest Senior Notes contain certain financial and other debt covenants.

Debt Facility Principal Payments

As of December 31, 2000, annual principal payments required on our debt are as follows (in thousands):

                  2001                             $   19,695
                  2002                                 53,316
                  2003                                 96,304
                  2004                                131,218
                  2005                                124,820
                  Thereafter                          947,170
                                               --------------
                                                   $1,372,523
                                               ==============

On February 6, 2001, we completed a $400.0 million offering of 12 1/4% Senior Discount Notes due in February 2011. These notes were issued at a discount to their principal amount at maturity resulting in gross proceeds to us of $220.1 million. We utilized $20.2 million of the proceeds to repay an outstanding inter-company loan from Insight Midwest, which we incurred in connection with the AT&T Transactions. We intend to use the remaining proceeds for general corporate purposes and other joint ventures and/or strategic acquisitions.

No cash interest on the discount notes will accrue prior to February 15, 2006. Thereafter, cash interest on the discount notes will accrue and be payable on February 15 and August 15 of each year, commencing August 15, 2006. The initial accreted value of the discount notes of $220.1 million will increase until February 15, 2006 such that the accreted value will equal the principal amount of $400.0 million on February 15, 2006.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


J. Debt (continued)

As a result of the AT&T Transactions, as of January 5, 2001, required principal payments under the aforementioned debt have changed to (in thousands):

             2001                                  $       --
             2002                                       2,500
             2003                                       3,750
             2004                                      78,750
             2005                                      81,250
             Thereafter                             1,901,250
                                                -------------
                                                   $2,067,500
                                                =============

Interest Rate Swap and Collar Agreements

We enter into interest-rate swap agreements to modify the interest characteristics of our outstanding debt from a floating rate to a fixed rate basis. These agreements involve the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets.

As of December 31, 2000 and 1999, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 4.5% and 7.0%, plus the applicable margin, on $701.0 million and $766.0 million notional value of debt. These agreements expire between December 2001 and July 2003.

K. Capital Stock

Our authorized capitalization consists of 300,000,000 shares of Class A common stock, par value $.01 per share, 100,000,000 shares of Class B common stock, par value $.01 per share and 100,000,000 shares of preferred stock, par value $.01 per share. The rights of the holders of Class A and Class B common stock are substantially identical in all respects, except for voting rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Prior to our IPO, we operated as a limited partnership and had outstanding limited partnership units. In addition, as of December 31, 1998, we had outstanding redeemable Class B units. In connection with our IPO, the limited partnership units and

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. Capital Stock (continued)

redeemable Class B units were exchanged for shares of our Class A and Class B common stock as summarized below:


                                                                                                  Common Stock
                                                                         Redeemable       ----------------------------
                                                       LP Units         Class B Units        Class A        Class B
                                                      ----------     -------------------  -------------  -------------
 Balance at December 31, 1998                           41,974,421           47,215,859              --             --
 Recapitalization, and issuance of common
    stock to employees                                 (41,974,421)                  --      11,683,044     10,226,050

 Issuance of common stock in exchange for
    redeemable Class B units                                    --          (47,215,859)     11,024,136             --

 Issuance of common stock in IPO                                --                   --      26,450,000             --
                                                      ----------------------------------------------------------------
 Balance at December 31, 1999                                   --                   --      49,157,180     10,226,050
                                                      ================================================================


L. @Home Warrants

Under distribution agreements with At Home Corporation, a high-speed internet access service provider ("@Home"), we provide high-speed Internet access to subscribers over our network in certain of our cable television systems. In connection with the acquisition of the Kentucky systems, Insight Kentucky obtained agreements whereby @Home issued warrants, effective January 1, 1999, to Insight Kentucky to purchase shares of @Home Series A Common Stock ("@Home Stock") at an exercise price of $5.25 per share as adjusted for a two-for-one stock split which occurred on June 17, 1999. The warrants become vested and exercisable, subject to certain forfeiture and other conditions, based on obtaining specified numbers of @Home subscribers through December 31, 2001. If Insight Kentucky were to meet the target number of @Home subscribers through December 31, 2001, as set forth in the agreement, 180,267 warrants would become vested and exercisable. We have not recognized any income related to the warrants for the years ended December 31, 2000 or 1999.


M. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), sets forth rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. We recognized an impairment write-down to investments as of and for the year ended December 31, 2000 which resulted in a reversal of a net unrealized gain on investments of $3.2 million, net of income tax of $2.2 million. For the year ended December 31, 1999, components of other comprehensive income consisted of the net unrealized gain on investments of $3.2 million, net of income tax of $2.2 million. Prior to 1999, there were no items of other comprehensive income.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   N. Earnings Per Share

   The following table sets forth the computation of basic and diluted loss per share. The exchange of limited partnership units for common stock are included at an exchange ratio of .399 shares per partnership unit and .238 shares for each redeemable Class B unit from their issuance date on January 29, 1998. The general partners' interest is reflected as outstanding in all periods. The warrants are included when dilutive. The accretion to redemption value of preferred limited units is treated as a reduction of earnings available to Common holders.

   Basic earnings per share is computed using average shares outstanding during the period. Diluted earnings per share is basic earnings per share adjusted for the dilutive effects of the Redeemable Class B units and warrants.

                                                                                  Year ended December 31,
                                                                              2000          1999        1998
                                                                          -------------------------------------
                                                                         (in thousands, except per share amounts)

Numerator:
  Net income (loss) applicable to common stockholders                     $(61,712)      $(91,326)     $132,877
  Extraordinary loss from early extinguishment of debt                           -              -         3,267
                                                                          -------------------------------------
Numerator for basic income (loss) per share                                (61,712)       (91,326)      136,144
Effect of dilutive securities                                                    -              -         5,729
                                                                          -------------------------------------
Numerator for diluted income (loss) per share                             $(61,712)      $(91,326)     $141,873
                                                                          =====================================

Denominator for basic income (loss) per share:
   Weighted average Class A common stock                                    49,477              -             -
   Weighted average Class B common stock                                    10,226              -             -
   Weighted average Class A and B units and general partner's
    interest                                                                     -         35,417        20,287
Effect of dilutive securities
   Redeemable Class B units                                                      -              -        10,285
   Warrants                                                                      -              -           621
                                                                          -------------------------------------
Potential dilutive securities                                                    -              -        10,906
                                                                          -------------------------------------
Denominator for dilutive income (loss) per share                            59,703         35,417        31,193
                                                                          =====================================

Basic income (loss) per share before extraordinary item                   $  (1.03)      $  (2.58)     $   6.71
Diluted income (loss) per share before extraordinary item                 $  (1.03)      $  (2.58)     $   4.55
Basic income (loss) per share                                             $  (1.03)      $  (2.58)     $   6.55
Diluted income (loss) per share                                           $  (1.03)      $  (2.58)     $   4.61

   O. Income Taxes

   We were originally organized as a Delaware limited partnership that elected to be treated as a "flow-through" entity for federal income tax purposes. Since we were not subject to federal and state income taxes for the period through July 26, 1999, the date of our IPO, no income tax provision was recorded. Instead, each of the individual partners included our taxable income or loss in their respective income tax returns.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


O. Income Taxes (continued)

Effective July 26, 1999, we converted to a corporation and are now subject to federal, state and local income taxes. In connection with our IPO, we recorded a one time non-recurring charge of $39.5 million for deferred taxes upon the exchange of the limited partnership interests in Insight LP for our stock. Such charge relates to the deferred tax liability associated with the difference between the financial statements and tax basis of our assets and liabilities. For the year ended December 31, 2000, we recorded a deferred tax benefit of $34.3 million and a current tax expense of $500,000 for state and local taxes. For the year ended December 31, 1999, we recorded net deferred tax benefits of $8.2 million, relating to losses from operations subsequent to the conversion. In addition, we recorded a current tax provision of $300,000 for state and local taxes.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities consist of the following:


                                                            December 31,
                                                         2000         1999
                                                     -----------------------
                                                          (in thousands)
Deferred tax assets:
   Net operating loss carryforward                   $ 51,348       $  2,871
   Accounts receivable                                    252            145
   Investment in unconsolidated affiliates              1,954         12,899
   Unrealized loss on investments                       3,120              -
   Accrued expenses and other liabilities                  70            127
                                                     -----------------------
Gross deferred tax asset                               56,744         16,042
Valuation allowance                                    (3,120)             -
                                                     -----------------------
Net deferred tax asset                               $ 53,624       $ 16,042

Deferred tax liabilities:
   Depreciation & amortization                       $111,548       $ 47,370
   Unrealized gain on investments                           -          2,201
                                                     -----------------------
Gross deferred tax liability                          111,548         49,571

                                                     -----------------------
Net deferred tax liability                           $(57,924)      $(33,529)
                                                     =======================

The increase in the valuation allowance relates to the unrealized loss on investments.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   O. Income Taxes (continued)

   The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                 Year ended December 31,
                                                            2000           1999          1998
                                                         --------------------------------------
                                                                     (in thousands)
Expense (benefit) at federal statutory rate              $(26,116)      $(17,756)      $ 47,100
State and local taxes, net                                 (5,258)        (1,141)             -
Expenses not deductible for U.S. tax purposes                  70            196             11
Non-deductible amortization                                   726              -              -
Preferred interest accrual                                 (6,367)             -              -
Increase in valuation allowance                             3,120              -              -
Adjustment to record charge upon conversion from
 a partnership to a corporation                                 -         39,526              -

Loss (income) for which no expense/benefit has
 been provided                                                  -         10,761        (47,111)
                                                         --------------------------------------
Income tax (benefit) expense                             $(33,825)      $ 31,586       $      -
                                                         ======================================

   As of December 31, 2000, we had a net operating loss carryforward of $125.0 million for U.S. federal income tax purposes. Our net operating loss began accumulating effective July 26, 1999, the date of our IPO. The net operating loss will expire in the years 2019 through 2020.


   P. Stock Option Plan and Other Stock Based Compensation

   Stock Option Plan

   We adopted a stock option plan (the "Plan") on June 24, 1999, which provides for the grant of incentive stock options ("ISOs"), nonqualified stock options and stock appreciation rights ("SARs"). We have reserved 5,000,000 shares of common stock for grant under the Plan. ISOs may be granted only to our officers and key employees and nonqualified stock options and SARs may be granted to our officers, employees, directors, agents and consultants. The Plan provides for the granting of ISOs at an exercise price that is not less than the fair market value of the stock on the date of grant and the granting of nonqualified options and SARs with any exercise price.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


P. Stock Option Plan and Other Stock Based Compensation (continued)

Employee stock options vest over five years and expire ten years from the date granted. The following summarizes stock option activity for the years ended December 31, 2000 and 1999:

                                                                      Weighted Average
                                                     Options           Exercise Price
                                                    ----------------------------------
       Outstanding as of January 1, 1999                    -              $    -
       Granted                                      2,900,900               24.57
       Exercised                                            -                   -
       Canceled/forfeited                             (15,000)              24.50
                                                    ----------------------------------
       Outstanding as of December 31, 1999          2,885,900               24.57
       Granted                                        217,480               15.91
       Exercised                                            -                   -
       Canceled/forfeited                            (130,500)              23.93
                                                    ----------------------------------
       Outstanding as of December 31, 2000          2,972,880              $23.96
                                                    ==================================

The weighted average fair value of options granted in 2000 and 1999 was $9.55 and $13.39 per share. As of December 31, 2000, 569,400 of the options were exercisable with a weighted average exercise price of $24.32. The following summarizes details of outstanding stock options as of December 31, 2000:

                                                                      Weighted Average
                                                     Weighted             Remaining
   Range of Exercise       Number of Options          Average         Contractual Life
        Prices                Outstanding         Exercise Price         (in years)
   -------------------------------------------------------------------------------------
     $13.25 - $17.94             159,980               $14.51                9.6
     $20.38 - $29.18           2,782,900                24.44                8.6
          $30.13                  30,000                30.13                8.7
                          --------------------------------------------------------------
                               2,972,880               $23.96                8.7
                          ==============================================================

Pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), we have elected to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted under the Plan since all options were granted to employees at exercise prices equal to or greater than fair market value on the date of grant. Had compensation cost for the Plan been determined based on the fair value at the grant date consistent with SFAS No. 123, our net loss applicable to common stockholders and net loss per share for the years ended December 31, 2000 and 1999 would have been $62.9 million and $1.05 and $86.2 million and $2.63. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were applied in

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P. Stock Option Plan and Other Stock Based Compensation (continued)

determining the fair value: weighted average risk-free interest rate - 6.25%
(2000) and 6.5% (1999); expected dividend yield - 0%; expected option life - 7 years; and expected stock price volatility - 50% (2000) and 42% (1999).

Other Stock Based Compensation

In connection with our IPO, we issued a total of 1,412,181 shares of common stock to our employees. We recorded non-cash compensation expense of $19.3 million in connection with the issuance of these shares. In October 1999 and April 2000, we granted loans to certain of these employees, the proceeds of which were used to satisfy the individual income tax withholding obligations with respect to the receipt of these shares. In the aggregate, these loans total $14.7 million. The loans are non-recourse and are represented by notes which are secured by our common stock pledges equal to the number of shares each individual received as compensation. Through April 1, 2001 the notes bear interest at a rate of 6% per annum and will adjust to a rate of 5.1% thereafter. The notes are payable upon the fifth anniversary, or 180 days following the termination of employment, provided that the proceeds of any sales of the pledged shares must be applied towards early repayment of these loans. As of December 31, 2000 and 1999, accrued interest on these loans are fully reserved as a result of a loan forgiveness provision approved by the board of directors.

Q. Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various financial institutions. These financial institutions are located throughout the country and our policy is designed to limit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base.

Fair Value

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash equivalents and accounts receivable: The carrying amount reported in the balance sheet for cash equivalents and accounts receivable approximates fair value.

Debt: The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates. The fair value of Insight Midwest's 9 3/4% Senior Notes as of December 31, 2000 was $198.5 million.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Q. Financial Instruments (continued)

The fair value of Insight Midwest's 10 1/2% Senior Notes as of December 31, 2000 was $515.0 million.

Interest rate swap agreements: The fair value of swap agreements are not recognized in the financial statements. The fair value (cost) to us if we would have disposed of such swap agreements would have been $(1.9) million and $7.2 million as of December 31, 2000 and 1999.

R. Related Party Transactions

Through November 1999, we had an agreement with Media One that enabled us to obtain certain services (principally pay and basic cable programming services) and equipment at rates lower than those that would be available from independent parties. In each of the years ended December 31, 1999 and 1998, programming and other operating costs include $200,000 of expenses for programming services paid directly to Media One.

In addition, we purchase substantially all of our pay television and other programming for the Indiana and Kentucky systems from affiliates of AT&T Broadband. Charges for such programming were $57.4 million, $29.6 million and $1.4 million for the years ended December 31, 2000, 1999 and 1998. As of December 31, 2000 and 1999, $9.9 million and $10.5 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by affiliates of AT&T Broadband are lower than those available for independent parties.

Telephony Agreements

On July 17, 2000, we entered into definitive agreements with AT&T Broadband, LLC for the provision by AT&T Broadband of all-distance telephone service utilizing our cable infrastructures under the AT&T brand name. Telephony revenues are to be attributed to AT&T Broadband who, in turn, will pay us a monthly per line access fee. AT&T Broadband will also pay us for marketing, installation and billing support. AT&T Broadband would be required to install and maintain the necessary switching equipment, and would be the local exchange carrier of record. It is expected that we will market the telephone services both independently and as part of a bundle of services.

S. 401(k) Plan

We sponsor a savings and investment 401(k) Plan (the "Plan") for the benefit of our employees. All employees who have completed six months of employment and have attained age 18 are eligible to participate in the Plan. We make matching contributions equal to 100% of the employee's contribution up to 5% of the employee's wages. During 2000, 1999 and 1998, we matched contributions of $957,000, $562,000 and $188,000.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

T. Commitments and Contingencies

Operating Lease Agreements

We lease and sublease equipment and office space under various operating lease arrangements expiring through December 31, 2015. Future minimum rental payments required under operating leases as of December 31, 2000 are as follows (in thousands):

               2001                      $ 3,533
               2002                        2,884
               2003                        2,725
               2004                        2,341
               2005                        2,037
               Thereafter                  1,783
                                        --------
                    Total                $15,303
                                        ========

Rental expense for the years ended December 31, 2000, 1999 and 1998 was $4.6 million, $2.1 million and $1.0 million.

Litigation

     Insight Kentucky and certain prior owners of the Kentucky systems have been named in class actions generally alleging that the Kentucky systems have improperly passed through state and local property tax charges to customers. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. The classes have not been certified. We believe that the Kentucky systems have substantial and meritorious defenses to these claims.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

U. Quarterly Financial Data (Unaudited)

                                                     Three months ended
                                   ------------------------------------------------------   Year ended
2000                                March 31 (1)  June 30 (1) September 30   December 31   December 31
                                   --------------------------------------------------------------------
                                                (in thousands, except per share amounts)
Revenue                               $114,807     $118,931       $119,275      $123,173      $476,186

Operating loss                          (6,407)      (4,122)        (8,035)       (3,577)      (22,141)

Net income (loss)                       38,258       (8,984)       (11,882)      (60,379)      (42,987)

Basic income (loss) per share         $   0.57     $  (0.23)      $  (0.28)     $  (1.08)     $  (1.03)
Diluted income (loss) per share       $   0.57     $  (0.23)      $  (0.28)     $  (1.08)     $  (1.03)

(1) The March 31, 2000 and June 30, 2000 quarterly financial data include the results of Insight Ohio, which was accounted for under the equity method prior to August 8, 2000, the date of acquisition.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

U. Quarterly Financial Data (Unaudited) (continued)

                                                  Three months ended
                                   -------------------------------------------------------------
                                                                                      Year ended
1999                               March 31    June 30   September 30   December 31   December 31
                                   --------------------------------------------------------------
                                              (in thousands, except per share amounts)
Revenue                             $45,377   $ 46,406       $ 46,581      $104,329      $242,693

Operating loss                       (3,805)    (3,065)       (24,949)       (3,235)      (35,054)

Income (loss) before
 extraordinary item                   7,238    (14,912)       (67,669)       (8,865)      (84,208)

Net income (loss)                     7,238    (14,912)       (67,669)       (8,865)      (84,208)

Basic income (loss) per share       $  0.24   $  (1.07)      $  (1.43)     $  (0.15)     $  (2.58)
Diluted income (loss) per share     $  0.26   $  (1.07)      $  (1.43)     $  (0.15)     $  (2.58)