Form 10-K405/A
period 2000-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2001-04-26
CIK 1084421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                 Insight Inc.
                                 ------------

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

          Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of December 31, 2000, our interest rate swap and collar agreements expire in varying amounts through 2002.

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

          As of December 31, 2000, we had entered into interest rate swaps that approximated $701.0 million, or 107.0%, of our borrowings under all of our credit facilities. A significant portion of such interest rate swaps were kept in place as of December 31, 2000 in anticipation of a need to hedge additional borrowings incurred in connection with our refinancing on January 5, 2001, the effects of which are mentioned below. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would decrease our annual interest expense by approximately $460,000. These statistics are not necessarily indicative of our current interest rate exposure, as these facilities were replaced by the Midwest Holdings credit facility on January 5, 2001 in connection with the Transactions which resulted in an increase in our outstanding borrowings.

       As of January 5, 2001, primary market risk exposures and methods for managing such exposures had not changed. Additionally, the notional amount of our interest rate swaps was also unchanged at approximately $701.0 million or 51% of our borrowings under all our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our projected interest expense by approximately $6.7 million for the year ending December 31, 2001.

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

                                                                                                         Percent of
                                                              Class A                 Class B            Vote as a
                                                           Common Stock             Common Stock          Single
                                                           ------------             ------------
Beneficial Owner                                        Number         %         Number         %         Class(1)
----------------                                        ------        ---        ------        ---        --------
Sidney R. Knafel(2)(3)...........................             --        --       4,009,932     38.8         26.2
Michael S. Willner(3)(4).........................             --        --       1,650,264     15.9         10.7
Kim D. Kelly(3)(5)...............................             --        --       1,007,170      9.7          6.5
Thomas L. Kempner(6).............................      1,140,358       2.3              --       --            *
James S. Marcus..................................             --        --         132,779      1.3            *
Prakash A. Melwani(7)............................      9,921,723      19.9              --       --          6.5
Daniel S. O'Connell(7)...........................      9,921,723      19.9              --       --          6.5
Vestar Capital Partners III, L.P.(7).............      9,921,723      19.9              --       --          6.5
Andrew G. Knafel, Joshua Rubenstein
  and William L. Scherlis, as trustees
  under Trusts F/B/O Knafel
  children(8)....................................         45,369         *       3,354,737     32.8         22.0
Franklin Resources, Inc.
  and affiliates(9)
  777 Mariners Island Blvd.
  San Mateo, CA 94403............................      4,038,891       8.1              --       --          2.7
Westport Asset Management, Inc.
  and affiliates(10)
  253 Riverside Avenue
  Westport, CT 06880.............................      3,023,200       6.0              --       --          2.0
Wallace R. Weitz & Company
  and affiliates(11)
  1125 South 103/rd/ St., Suite 600
  Omaha, Nebraska 68124..........................      3,249,435       6.5              --       --          2.1
All directors and executive officers
  as a group (8 persons)(3)(12)..................     11,093,481      22.2       6,800,145     63.7         50.5

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

(12) Includes shares issuable upon the exercise of options granted pursuant to the Plan.

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

          (c) Exhibits

 Exhibit
 Number   Exhibit Description
--------  -------------------

   2.1 Purchase Agreement, dated as of April 18, 1999, among InterMedia Capital Management VI, LLC, InterMedia Management Inc., Robert J. Lewis, TCI ICM VI, Inc., InterMedia Capital Management VI, L.P., Blackstone KC Capital Partners, L.P., Blackstone KC Offshore Capital Partners, L.P., Blackstone Family Investment Partnership III L.P., Leo J. Hindery, Jr., TCI IP-VI, LLC and Insight Communications Company, L.P. (1)
   2.2    Contribution and Formation Agreement, dated April 18, 1999, between TCI of Indiana Holdings, LLC and Insight Communications Company, L.P. (1)
   2.3 Purchase and Option Agreement, dated as of August 8, 2000, among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy (2)
   2.4    Asset Contribution Agreement, dated August 15, 2000, by and among, Command Cable of Eastern Illinois Limited Partnership, MediaOne of Illinois, Inc., Northwest Illinois TV Cable Company, S/D Cable Partners, Ltd., TCI American Cable Holdings, L.P., TCI of Bloomington/Normal, Inc., TCI Cablevision of Texas, Inc., UACC Midwest, Inc., United Cable Television of Illinois Valley, Inc., United Cable Television of Southern Illinois, Inc., TCI of Indiana Holdings, LLC, Insight Communications Company, L.P. and Insight Midwest, L.P. ("Asset Contribution Agreement") (3)
   2.5    Amendment to the Asset Contribution Agreement, dated January 5, 2001
             (4)
   2.6 Asset Exchange Agreement, dated August 15, 2000, by and between MediaOne of Illinois, Inc. and Insight Communications Company, L.P. ("Asset Exchange Agreement") (3)
   2.7    Amendment to the Asset Exchange Agreement, dated January 5, 2001
             (4)
   2.8 Asset Purchase and Sale Agreement, dated August 15, 2000, by and between TCI of Illinois, Inc., TCI of Racine, Inc., UACC Midwest, Inc. and Insight Communications Company, L.P. ("Asset Purchase and Sale Agreement") (3)
   2.9 Amendment to the Asset Purchase and Sale Agreement, dated January 5, 2001 (4)
   3.1    Restated Certificate of Incorporation of Registrant (1)
   3.2    By-laws of Registrant (1)
  10.1    1999 Stock Option Plan of Registrant (1)
  10.2    Credit Agreement, dated as of January 5, 2001, among Insight
             Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (4)
  10.3    Second Amended and Restated Operating Agreement of Insight
             Communications Midwest, LLC, dated as of January 5, 2001*
  10.4    Amended and Restated Management Agreement by and between Insight
             Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999 (5)
  10.5    First Amendment to Amended and Restated Management Agreement
             dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.*
  10.6    Amended and Restated Limited Partnership Agreement of Insight Kentucky
             Partners II, L.P., dated as of October 1, 1999*
  10.7    First Amendment to Amended and Restated Limited Partnership Agreement
             of Insight

             Kentucky Partners II, L.P., dated as of January 5, 2001*
  10.8    Management Agreement by and between Insight Kentucky Partners
             II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999 (5)
  10.9    Amended and Restated Operating Agreement of Insight Ohio, dated as of August 8, 2000 (2)
 10.10    Amended and Restated Limited Partnership Agreement of Insight
             Midwest, L.P., dated January 5, 2001 (4)
 10.11    Indenture relating to 9 3/4% senior notes of Insight Midwest,
             L.P. and Insight Capital, Inc., dated as of October 1, 1999 (6)
 10.12    Indenture relating to 10 1/2 senior notes of Insight Midwest,
             L.P. and Insight Capital, Inc., dated as of November 6, 2000*
 10.13    Indenture relating to 10% senior notes of Coaxial Communications of Central Ohio, Inc. and Phoenix Associates, dated as of August 21, 1998 (7)
 10.14    Indenture relating to 12 7/8% senior discount notes of Coaxial
             LLC and Coaxial Financing Corp., dated as of August 21, 1998 (8)
 10.15    Indenture relating to 12.25% senior discount notes of
             Registrant, dated as of February 6, 2001*
 10.16    Securityholders Agreement by and among Registrant, Vestar
             Capital Partners III, L.P., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Sidney R. Knafel, Michael S. Willner, Kim D. Kelly and Senior Management Securityholders, dated as of May 11, 1999, with Side Letter Agreement by and among Insight Communications Company, L.P., Vestar Capital Partners III, L.P., Sidney R. Knafel, Michael S. Willner, Kim D. Kelly, Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV FTE, L.P., dated May 11, 1999 (the "Letter Agreement") (1)
 10.17    Amendment, dated July 16, 1999 to the Letter Agreement (1)
 10.18    Cable Facilities Lease Agreement, dated July 17, 2000, among
             AT&T Broadband, LLC, Registrant and certain of Registrant's affiliates (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (2)
 10.19    Amended and Restated Consulting Agreement, dated as of March 17,
             2000, by and between InterMedia Partners Southeast and Insight Communications Company, L.P. (5)
  21.1    Subsidiaries of the Registrant*

  23.1    Consent of Ernst & Young LLP
__________________
(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-78293) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated August 15, 2000, and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 5, 2001, and incorporated herein by reference.
(5) Filed as an exhibit to the Registration Statement on Form S-4 of Insight Midwest, L.P. and Insight Capital, Inc. (Registration No. 333-33540) and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(7) Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial Communications of Central Ohio, Inc., Phoenix Associates and Insight Communications of Central Ohio, LLC (Registration No. 333-63677) and incorporated herein by reference.
(8) Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial LLC, Coaxial Financing Corp., and Insight Communications of Central Ohio, LLC (Registration no. 333-64449) and incorporated herein by reference.

*    Previously filed with this Form 10-K

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Insight Communications Company, Inc.


Date: April 26, 2001           By:/s/ Michael S. Willner
                                 -----------------------------------
                                 Michael S. Willner, President and
                                 Chief Executive Officer

                                 Insight Inc.
                                 ------------

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
                                      ============================================================================================

See accompanying notes.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                                           Year ended December 31,
Operating activities:                                                           2000                1999                1998
                                                                             -------------------------------------------------
 Net income (loss)                                                           $ (42,987)          $ (84,208)          $ 138,606
 Adjustments to reconcile net loss to net cash provided
 by operating activities:
    Depreciation and amortization                                              236,242             131,308              43,849
    Non-cash compensation                                                           --              18,715                  --
    Equity in losses of investees                                                3,830              13,963               3,251
    Gain on cable systems exchange                                                  --             (15,799)           (111,746)
    Gain on contribution of cable systems to joint venture                          --                  --             (44,312)
    Gain on sale of equity investment                                          (80,943)                 --                  --
    Impairment of investments                                                   88,554                  --                  --
    Extraordinary loss from early extinguishment of debt                            --                  --               3,267
    Minority interest                                                          (67,774)            (31,339)             (3,410)
    Provision for losses on trade accounts receivable                            8,655               3,038               1,288
    Amortization of bond discount                                                 (722)                 --                  --
    Deferred income taxes                                                      (33,825)             31,328                  --
    Other non-cash items                                                            --                (149)                 --
    Changes in operating assets and liabilities, net of the effect of acquisitions:
       Trade accounts receivable                                               (14,012)              7,225              (7,545)
       Launch fund receivable                                                   (9,052)             (5,597)                 --
       Prepaid expenses and other assets                                         2,111             (19,187)              1,707
       Accounts payable                                                         (7,409)             11,922              17,774
       Accrued expenses and other liabilities                                    8,964              35,228               2,031
                                                                             -------------------------------------------------
 Net cash provided by operating activities                                      91,632              96,448              44,760
                                                                             -------------------------------------------------
Investing activities:
 Purchase of fixed assets                                                     (262,241)           (135,929)            (44,794)
 Purchase of intangible assets                                                  (3,978)             (9,209)             (3,295)
 Purchase of cable television systems, net of cash acquired                     (1,718)           (342,012)            (84,101)
 Investment in equity investees                                                     --             (13,205)            (10,000)
 Purchase of investments                                                       (11,873)            (16,132)                 --
                                                                             -------------------------------------------------
 Net cash used in investing activities                                        (279,810)           (516,487)           (142,190)
                                                                             -------------------------------------------------
Financing activities:
 Net proceeds from initial public offering                                          --             606,994                  --
 Net proceeds from issuance of senior notes                                    492,500             200,000                  --
 Proceeds from borrowings under credit facilities                              124,400              22,000             753,900
 Repayment of amounts due to Tele-Communications, Inc.                              --                  --            (214,532)
 Repayment of credit facilities                                               (488,500)           (307,634)           (387,725)
 Distributions of preferred interests                                          (14,000)                 --                  --
 Purchase of warrants                                                               --                  --                 116
 Issuance of Class B Common units                                                   --                  --              50,000
 Class B Common unit issuance costs                                                 --                  --              (4,410)
 Purchase of redeemable preferred limited units                                     --                  --             (60,000)
 Purchase of limited partners' interest                                             --                  --             (16,486)
 Debt issuance costs                                                            (6,000)             (7,712)             (4,613)
                                                                             -------------------------------------------------
 Net cash provided by financing activities                                     108,400             513,648             116,250
                                                                             -------------------------------------------------
Net increase in cash and cash equivalents                                      (79,778)             93,609              18,820
Cash and cash equivalents, beginning of year                                   113,511              19,902               1,082
                                                                             -------------------------------------------------
Cash and cash equivalents, end of year                                       $  33,733           $ 113,511           $  19,902
                                                                             =================================================
Supplemental disclosure of cash flow information:
Cash paid for interest                                                       $ 117,100           $  45,299           $  21,834
Cash paid for income taxes                                                         657                 104                  10

Supplemental disclosure of non-cash investing activities:
Common stock issued in connection with acquisition                           $  17,500           $      --           $      --

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

B. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. Insight Midwest is equally owned by Insight LP and by AT&T Broadband, LLC, through its indirect subsidiary TCI of Indiana Holdings, LLC ("AT&T Broadband"). The partnership agreement of Insight Midwest states that Insight LP is the general partner of Insight Midwest and effectively controls its board, including all of the operating and financial decisions pertaining to Insight Midwest. Accordingly, the results of Insight Midwest are included in the consolidated financial statements. The minority interest represents AT&T Broadband's 50% ownership interest in Insight Midwest. Intercompany balances and transactions have been eliminated in consolidation.

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

Effective January 1, 2000, we changed the estimated useful lives of fixed assets which related to our recent rebuild program. The changes in estimated useful lives were made to reflect our evaluation of the economic lives of the newly rebuilt plant in conjunction with industry practice. The weighted average useful lives of such fixed assets changed from approximately 5 years to approximately 11 years. This change was made on a prospective basis and resulted in a reduction of our net loss for the year ended December 31, 2000 of $13.3 million or $0.22 per share.

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
                                               ==============================


I. Intangible Assets

Intangible assets consist of:

                                                          December 31,
                                                     2000             1999
                                               ---------------------------------
                                                         (in thousands)
Franchise rights                                   $1,396,416       $1,223,964
Goodwill                                               71,267            6,867
                                               ---------------------------------
                                                    1,467,683        1,230,831
Less accumulated amortization                        (197,051)         (90,457)
                                               ---------------------------------
     Total intangible assets                       $1,270,632       $1,140,374
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

Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities consist of the following:


                                                            December 31,
                                                         2000         1999
                                                     -----------------------
                                                          (in thousands)
Deferred tax assets:
   Net operating loss carryforward                   $ 51,348       $  2,871
   Accounts receivable                                    252            145
   Investment in unconsolidated affiliates              1,954         12,899
   Unrealized loss on investments                       3,120              -
   Accrued expenses and other liabilities                  70            127
                                                     -----------------------
Gross deferred tax asset                               56,744         16,042
Valuation allowance                                    (3,120)             -
                                                     -----------------------
Net deferred tax asset                               $ 53,624       $ 16,042

Deferred tax liabilities:
   Depreciation & amortization                       $114,448       $ 47,370
   Unrealized gain on investments                           -          2,201
                                                     -----------------------
Gross deferred tax liability                          114,448         49,571

                                                     -----------------------
Net deferred tax liability                           $(60,824)      $(33,529)
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

Litigation

     Insight Kentucky and certain prior owners of the Kentucky Systems have been named in class actions regarding the pass-through of state and local property tax charges to customers by the prior owners of the Kentucky Systems. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. The classes have not been certified. We believe that the Kentucky systems have substantial and meritorious defenses to these claims.

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