Form 10-Q
period 2001-03-31
INSIGHT COMMUNICATIONS CO INC
filed 2001-05-15
CIK 1084421

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2001

                         Commission file number 0-26677

                             ----------------------

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                              13-4053502
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

            810 7th Avenue
           New York, New York                          10019
Address of principal executive offices)              (Zip code)

        Registrant's telephone number, including area code: 917-286-2300

                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at April 30, 2001
------------------------------------          -----------------------------
Class A Common Stock, $.01 Par Value                  49,986,880
Class B Common Stock, $.01 Par Value                  10,196,350

==============================================================================

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2000.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                           March 31,           December 31,
                                                                                             2001                  2000
                                                                                        -------------         --------------

Assets                                                                                    (unaudited)
Cash and cash equivalents                                                               $    195,502          $     33,733
Investments                                                                                   14,442                27,846
Trade accounts receivable, net of allowance for doubtful accounts of $1,308 and
   $1,326 as of March 31, 2001 and December 31, 2000                                          21,165                18,169
Launch funds receivable                                                                       11,106                16,123
Prepaid expenses and other assets                                                              8,644                12,178
                                                                                        ------------          ------------
   Total current assets                                                                      250,859               108,049

Fixed assets, net                                                                          1,024,950               820,888
Intangible assets, net                                                                     2,517,790             1,270,632
Deferred financing costs, net of accumulated amortization of $1,097 and $3,537 as of
   March 31, 2001 and December 31, 2000                                                       36,371                28,165
Investment in unconsolidated affiliates                                                        1,460                 2,172
Officer and employee loans receivable                                                         14,872                14,680
                                                                                        ------------          ------------
   Total assets                                                                         $  3,846,302          $  2,244,586
                                                                                        ============          ============

Liabilities and stockholders' equity

Accounts payable                                                                        $     34,730          $     46,158
Accrued expenses and other liabilities                                                        15,540                12,191
Accrued property taxes                                                                        15,458                11,698
Accrued programming costs                                                                     38,285                23,527
Deferred revenue                                                                               3,982                 4,069
Interest payable                                                                              39,510                20,705
Preferred interest distribution payable                                                        1,750                 5,250
                                                                                        ------------          ------------
   Total current liabilities                                                                 149,255               123,598

Deferred revenue                                                                              14,677                14,605
Deferred income taxes                                                                         52,668                60,824
Preferred interests                                                                          181,547               180,281
Debt                                                                                       2,320,194             1,372,523
Other non-current liabilities                                                                 11,666                     -

Minority interest                                                                            371,878               (47,925)

Stockholders' equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued
   and outstanding as of March 31, 2001 and December 31, 2000                                      -                     -
Common stock; $.01 par value:
   Class A - 300,000,000 shares authorized; 49,984,880 and 49,957,180 shares
     issued and outstanding as of March 31, 2001 and December 31, 2000                           500                   500
   Class B - 100,000,000 shares authorized; 10,198,350 and 10,226,050 shares
     issued and outstanding as of March 31, 2001 and December 31, 2000                           102                   102
Additional paid in capital                                                                   874,380               655,253
Accumulated deficit                                                                         (117,152)             (115,175)
Accumulated other comprehensive income (loss)                                                (13,413)                    -
                                                                                        ------------          ------------
   Total stockholders' equity                                                                744,417               540,680
                                                                                        ------------          ------------
   Total liabilities and stockholders' equity                                           $  3,846,302          $  2,244,586
                                                                                        ============          ============


                            See accompanying notes.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
               (in thousands, except share and per share amounts)



                                                                                            Three months ended March 31,
                                                                                        -------------------------------------
                                                                                              2001                 2000
                                                                                        ---------------        --------------

Revenue                                                                                  $    168,537           $   114,807

Operating costs and expenses:
   Programming and other operating costs                                                       54,399                37,289
   Selling, general and administrative                                                         39,102                28,175
   Depreciation and amortization                                                               88,266                55,750
                                                                                          -----------           -----------
Total operating costs and expenses                                                            181,767               121,214
                                                                                          -----------           -----------

Operating loss                                                                                (13,230)               (6,407)

Other income (expense):
   Gain (loss) on cable systems exchange (Note 3)                                              34,178                   (21)
   Interest expense                                                                           (51,408)              (26,347)
   Interest income                                                                              2,051                 1,873
   Other                                                                                         (227)                 (230)
                                                                                          -----------           -----------
Total other expense, net                                                                      (15,406)              (24,725)

Loss before minority interest, investment activity, income
   taxes and extraordinary item                                                               (28,636)              (31,132)
Minority interest                                                                              34,438                15,454
Equity in losses of investees                                                                    (712)               (1,171)
Gain on sale of equity investment                                                                   -                80,968
                                                                                         ------------           -----------

Income before income taxes and extraordinary item                                               5,090                64,119
Provision for income taxes                                                                        981                25,861
                                                                                         ------------           -----------

Income before extraordinary item                                                                4,109                38,258
Extraordinary loss from early extinguishment of debt, net of tax (Note 6)                      (6,086)                    -
                                                                                         ------------           -----------
Net income (loss)                                                                              (1,977)               38,258
Accrual of preferred interests                                                                 (4,766)               (4,627)
                                                                                         ------------           -----------
Net income (loss) applicable to common stockholders                                      $     (6,743)          $    33,631
                                                                                         ============           ===========

Basic and diluted loss per share relating to extraordinary item                          $      (.10)           $         -
Basic and diluted income (loss) per share                                                $      (.11)           $       .57
Basic weighted-average shares outstanding                                                 60,183,230             59,383,230
Diluted weighted-average shares outstanding                                               60,183,230             59,383,230


                             See accompanying notes

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                                                           Three months ended March 31,

                                                                                            2001                   2000
                                                                                        -------------          ------------
Operating activities:

   Net income (loss)                                                                      $   (1,977)           $   38,258
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization                                                            88,266                55,750
     Equity in losses of investees                                                               712
     Gain on cable systems exchange                                                          (34,178)
     Gain on sale of equity investment                                                             -               (80,968)
     Extraordinary loss from early extinguishment of debt, net of tax                          6,086
     Minority interest                                                                       (34,438)              (15,454)
     Provision for losses on trade accounts receivable                                         2,449                 1,699
     Amortization of bond discount                                                             3,487                  (197)
     Deferred income taxes                                                                       856                25,450
     Changes in operating assets and liabilities, net of the effect of acquisitions:
       Trade accounts receivable                                                              (1,927)                1,851
       Launch fund receivable                                                                  5,017                 9,808
       Prepaid expenses and other assets                                                       3,760                (9,482)
       Accounts payable                                                                      (11,428)               10,634
       Accrued expenses and other liabilities                                                 40,185                (1,712)
                                                                                          ----------            ----------
   Net cash provided by operating activities                                                  66,870                35,637
                                                                                          ----------            ----------

Investing activities:

   Purchase of fixed assets                                                                  (63,668)              (54,717)
   Purchase of intangible assets                                                                   -                  (169)
   Purchase of cable television systems, net of cash acquired                               (436,760)               (1,718)
                                                                                          ----------            ----------
   Net cash used in investing activities                                                    (500,428)              (56,604)
                                                                                          ----------            ----------

Financing activities:

   Distributions of preferred interests                                                       (7,000)               (7,000)
   Proceeds from borrowings under credit facilities                                        1,379,000                 9,000
   Proceeds from issuance of notes                                                           220,084                     -
   Repayment of credit facilities                                                           (654,900)               (1,000)
   Repayment of debt associated with cable system transaction                               (323,547)                    -
   Principal payment on capital leases                                                             -                   (24)
   Debt issuance costs                                                                       (18,310)                    -
                                                                                          ----------            ----------
   Net cash provided by financing activities                                                 595,327                   976
                                                                                          ----------            ----------

Net increase in cash and cash equivalents                                                    161,769               (19,991)
Cash and cash equivalents, beginning of period                                                33,733               113,511
                                                                                          ----------            ----------
Cash and cash equivalents, end of period                                                  $  195,502            $   93,520
                                                                                          ==========            ==========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                    $   36,837            $   29,558
Cash paid for income taxes                                                                       200                   164

Supplemental disclosure of non-cash investing activities:
Contribution of cable system assets by joint venture partner                              $  981,622                     -

                            See accompanying notes.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1. Organization and Basis of Presentation

Through our wholly-owned subsidiary, Insight Communications Company, L.P. ("Insight LP"), we own and operate cable television systems in Kentucky, Indiana, Illinois, Ohio and Georgia.

Insight LP owns a 50% interest in Insight Midwest, L.P. ("Insight Midwest"), which through its subsidiaries, Insight Communications Midwest, LLC ("Insight Communications Midwest"), Insight Communications of Kentucky, L.P. ("Insight Kentucky") and Insight Communications of Central Ohio, LLC ("Insight Ohio"), owns cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia. Insight LP is the general partner of Insight Midwest and effectively controls all operating and financial decisions and therefore consolidates Insight Midwest. Through Insight LP, we manage all of Insight Midwest's systems and also manage systems owned by an affiliate of AT&T Broadband, LLC, the owner of the other 50% interest in Insight Midwest.

On August 8, 2000, we completed the purchase of the remaining 25% common equity interest in Insight Ohio, which we previously did not own. At the same time, the Insight Ohio operating agreement was amended to provide us with 70% of its total voting power. As such, the results of Insight Ohio have been consolidated in our results for the three months ended March 31, 2001, and our previously reported results for the three months ended March 31, 2000 have been adjusted to give effect to such consolidation.

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, Insight LP and Insight Interactive LLC ("Insight Interactive"), which owns a 50% equity interest in Source Suite LLC, accounted for under the equity method of accounting.


2. Responsibility for Interim Financial Statements

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United Sates for complete financial statements.

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2000.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.


3. Cable System Transactions

On January 5, 2001, Insight Midwest completed a series of transactions with Insight LP and certain subsidiaries of AT&T Corp. (the "AT&T Cable Subsidiaries") for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the "AT&T Transactions"), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP. The AT&T Transactions were financed through a credit facility established on January 5, 2001, the Midwest Holdings Credit Facility (Note 6). As a result of the AT&T Transactions, Insight Midwest acquired all of Insight LP's wholly-owned systems serving approximately 280,000 customers, including systems which Insight LP purchased from the AT&T Cable Subsidiaries. At the same time, Insight Midwest acquired from the AT&T Cable Subsidiaries systems serving approximately 250,000 customers. The purchase price was preliminarily allocated to the cable television assets acquired in relation to their estimated fair values as increases to franchise rights. The purchase price allocation will be finalized upon completion and receipt of appraisal reports.

Both Insight LP and the AT&T Cable Subsidiaries contributed their respective systems to Insight Midwest subject to an amount of indebtedness such that Insight Midwest remains equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as the general partner of Insight Midwest and manages and operates the Insight Midwest systems. As a result of the AT&T Transactions, Insight Midwest currently owns and operates cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of March 31, 2001.

As part of the AT&T Transactions, we exchanged our Claremont, California cable television system, serving approximately 8,400 customers, with the AT&T Cable Subsidiaries' Freeport, Illinois system, serving approximately 10,000 customers, each valued at approximately $38.0 million. This system exchange was accounted for by Insight LP as a sale of its Claremont system

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. Cable System Transactions (continued)


and a purchase of the Freeport system. We recorded a gain of approximately $34.2 million in connection with this transaction.

On January 11, 2001, Insight Midwest acquired Cable One, Inc.'s Greenwood, Indiana cable television system serving approximately 14,800 customers for $62.0 million. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in property and equipment and franchise rights.


4. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the three months ended March 31, 2001 and 2000, assuming each of the acquisitions and exchanges described in
Note 3 occurred as of January 1, 2000 and excluding the effect of the gain on cable system exchange (Note 3) recorded in the three months ended March 31, 2001 are as follows (in thousands, except per share amounts):

                                                    Three months ended March 31,
                                                         2001         2000
                                                    ------------- -------------

Revenue                                               $ 168,745    $ 155,609
Income (loss) before extraordinary item
    and accrual of preferred interests                  (16,586)      32,942
Net income (loss) applicable to common
    shareholders                                        (27,438)      28,315
Basic and diluted income (loss) per share                  (.46)        (.78)


5. Long-Lived Assets

Fixed assets consist of:

                                                March 31,          December 31,
                                                  2001               2000
                                               -----------        -------------
                                                       (in thousands)

Land, buildings and improvements               $    41,897        $    23,436
Cable television equipment                       1,300,173          1,082,194
Furniture, fixtures and office equipment            12,994              9,646
                                               -----------        -----------
                                                 1,355,064          1,115,276
Less accumulated depreciation and amortization    (330,114)          (294,388)
                                               -----------        -----------
   Total fixed assets                          $ 1,024,950        $   820,888
                                               ===========        ===========

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




5. Long-Lived Assets (continued)

Intangible assets consist of:

                                             March 31,           December 31,
                                                2001                  2000
                                            ----------          -------------
                                                      (in thousands)

Franchise rights                            $ 2,678,610           $1,396,416
Goodwill                                         69,354               71,267
                                            -----------           ----------
                                              2,747,964            1,467,683
Less accumulated amortization                  (230,174)            (197,051)
                                            -----------           ----------
   Total intangible assets                  $ 2,517,790           $1,270,632
                                            ===========           ==========


6. Debt

Debt consists of:

                                             March 31,           December 31,
                                               2001                  2000
                                            -----------          ------------
                                                     (in thousands)

Insight Ohio Credit Facility                $    25,000          $   25,000
Insight Indiana Credit Facility                       -             298,600
Insight Kentucky Credit Facility                      -             356,300
Insight Midwest Holdings Credit Facility      1,379,000                   -
Insight Midwest 9 3/4% Senior Notes             200,000             200,000
Insight Midwest 10 1/2% Senior Notes            500,000             500,000
Insight Inc. 12 1/4% Senior Discount Notes      400,000                   -
                                            -----------          ----------
                                              2,504,000           1,379,900
Unamortized discount on Notes                  (183,806)             (7,377)
                                            -----------          ----------
      Total debt                            $ 2,320,194          $1,372,523
                                            ===========          ==========


Insight Midwest Holdings Credit Facility

On January 5, 2001, through a wholly-owned subsidiary of Insight Midwest ("Insight Midwest Holdings") which holds all of our cable television systems other than the Ohio System, we

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6. Debt (continued)

entered into a credit facility (the "Midwest Holdings Credit Facility") to finance the AT&T Transactions and to repay the outstanding indebtedness under the Indiana and Kentucky Credit Facilities. The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.75 billion. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Midwest Holdings and its subsidiaries.

The Midwest Holdings Credit Facility requires Insight Midwest Holdings to meet certain financial and other debt covenants. Borrowings under this credit facility bear interest at either an alternative base rate or Eurodollar rate, plus an additional margin yield to Insight Midwest Holdings' leverage ratio, of between 0.5% and 2.75%.

As a result of the repayment of the Indiana and Kentucky Credit Facilities on January 5, 2001, we recorded an extraordinary charge of $6.1 million (net of income tax of $4.2 million) related to the write-off of unamortized deferred financing costs related to these credit facilities.


Insight Inc. 12 1/4% Senior Discount Notes

On February 6, 2001, we completed a $400.0 million offering of 12 1/4% Senior Discount Notes due in February 2011. These notes were issued at a discount to their principal amount at maturity resulting in gross proceeds to us of $220.1 million. We utilized $20.2 million of the proceeds to repay an outstanding intercompany loan from Insight Midwest, which we incurred in connection with the AT&T Transactions. We intend to use the remaining proceeds for general corporate purposes and other joint ventures and/or strategic acquisitions.

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

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



6. Debt (continued)

Debt Facility Principal Payments

As of March 31, 2001, annual principal payments required on our debt are as follows (in thousands):

                  2001                          -
                  2002                       2,500
                  2003                       3,750
                  2004                      78,750
                  2005                      81,250
                  Thereafter             2,337,750
                                         ---------
                                         2,504,000
                                         =========

Interest Rate Swap and Collar Agreements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, became effective for us beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value.

On January 1, 2001, our derivative financial instruments, which were obtained to manage our exposure to interest rate risk, included interest rate swap and collar agreements, which qualified as cash flow hedges. On January 1, 2001, we recorded as a component of other comprehensive income a $1.9 million transition adjustment loss representing the cumulative effect of adopting SFAS No. 133. Changes in the fair value of such cash flow hedges are recognized in stockholders' equity as a component of comprehensive income. For the three months ended March 31, 2001, the change in the fair value (loss) was $(9.8) million.


7. Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), sets forth rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from non-owner sources) and its components in the financial statements. For the three months ended March 31, 2001, components of other comprehensive income consisted of net unrealized losses on investments of $6.5 million and interest rate swaps of $6.9 million, including the transition adjustment loss mentioned above (net

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)





7. Comprehensive Income (continued)

of income tax of $4.8 million). For the three months ended March 31, 2000, components of other comprehensive income consisted of net unrealized losses on investments of $3.6 million.


8. Related Party Transactions

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $30.2 million and $13.6 million for the three months ended March 31, 2001 and 2000. As of March 31, 2001 and December 31, 2000, $23.6 million and $9.8 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.


9. Commitments and Contingencies

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



Forward-Looking Statements

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2000, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.


Overview

Because of certain transactions completed over the past year, including the contribution agreement with the AT&T Cable Subsidiaries with respect to certain Illinois systems discussed below, we do not believe the discussion and analysis of our historical financial condition and results of operations below are indicative of our future performance.

On January 5, 2001, we completed a series of transactions with the AT&T Cable Subsidiaries (the "AT&T Transactions"). As a result of the AT&T Transactions, additional cable television systems serving approximately 530,000 customers were contributed to Insight Midwest. Specifically, Insight Midwest acquired all of Insight LP's systems not already owned by Insight Midwest as well as systems which Insight LP purchased from the AT&T Cable Subsidiaries (comprising in total approximately 280,000 customers). The AT&T Cable Subsidiaries contributed to Insight Midwest systems located in Illinois serving approximately 250,000 customers. Both Insight LP and the AT&T Cable Subsidiaries contributed their respective systems to Insight Midwest subject to an amount of indebtedness so that Insight Midwest remains equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as the general partner of Insight Midwest and manages and operates the Insight Midwest systems.

Results of Operations

Substantially all of our revenues were earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from commissions for products sold through home shopping networks.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations.


                                            Three Months Ended March 31,
                                              2001                2000
                                            --------           ---------
                                                   (in thousands)
Revenue                                     $168,537            $114,807
Operating costs and expenses:
     Programming and other operating costs    54,399              37,289
     Selling, general and administrative      39,102              28,175
     Depreciation and amortization            88,266              55,750
                                            --------            --------
Total operating costs and expenses           181,767             121,214
                                            --------            --------
Operating loss                                13,230               6,407
EBITDA                                       136,627             144,343
Interest expense                              51,408              26,347
Provision for income taxes                       981              25,861
Net income (loss)                             (1,977)             38,258
Net cash provided by operating activities     66,870              35,637
Net cash used in investing activities        500,428              56,604
Net cash provided by financing activities    595,327                 976

EBITDA represents earnings before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. Refer to our financial statements, including our statements of cash flows, which appear elsewhere in this quarterly report.


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues increased $53.7 million to $168.5 million for the three months ended March 31, 2001 compared to $114.8 million for the three months ended March 31, 2000. The increase in revenues is primarily the result of the acquisition and contribution of the Illinois cable systems acquired in the AT&T Transactions. The incremental revenue generated by the acquisition of the Illinois systems approximated $44.6 million, which represents 83.0% of the increase in consolidated revenue. In addition, the existing systems increased revenue for digital and high-speed data by $4.6 million, a combined 106.7% growth rate.

Average monthly revenue per customer was $43.91 for the three months ended March 31, 2001 compared to $41.39 for the three months ended March 31, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per customer for high-speed data and interactive digital video increased to $4.17 for the three months ended March 31, 2001 compared to $1.70 for the comparable period in 2000. Excluding the systems acquired in the AT&T Transactions, the number of high-speed data service customers increased to 39,800 as of March 31, 2001 from 12,400 as of March 31, 2000, while digital customers increased to 136,600 as of March 31, 2001 from 54,700 as of March 31, 2000.

Programming and other operating costs increased $17.1 million to $54.4 million for the three months ended March 31, 2001 compared to $37.3 million for the three months ended March 31, 2000. The increase in programming and other operating costs is primarily the result of the acquisition of the cable television systems acquired in the AT&T Transactions. The incremental expense resulting from the acquisition of the Illinois systems approximated $13.9 million, which represents 81.2% of the increase in consolidated programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $3.2 million or 18.8% primarily as a result of increased programming rates and additional programming.

Selling, general and administrative expenses increased $10.9 million to $39.1 million for the three months ended March 31, 2001 compared to $28.2 million for the three months ended March 31, 2000. The increase in selling, general and administrative expenses is primarily the result of the acquisition of the cable television systems acquired in the AT&T Transactions. The incremental selling, general and administrative expenses resulting from the acquisition of the Illinois systems approximated $7.6 million, which represents 69.8% of the increase. Excluding these systems, these costs increased by approximately $3.3 million accounting for approximately 30.2% of the total increase, primarily reflecting increased marketing activity and corporate expenses associated with new product introductions.

Depreciation and amortization expense increased $32.5 million to $88.3 million for the three months ended March 31, 2001 compared to $55.8 million for the three months ended March 31, 2000. The increase in depreciation and amortization expense is primarily the result of the acquisition of the cable television systems acquired in the AT&T Transactions. The incremental depreciation and amortization expense resulting from the acquisition of the Illinois systems approximated $21.4 million, which represents 65.7% of the consolidated depreciation and amortization increase. Excluding these systems, depreciation and amortization increased by approximately $11.1 million or 34.3% primarily due to capital expenditures made to rebuild the existing cable equipment during previous quarters.

EBITDA decreased 5.3% to $136.6 million for the three months ended March 31, 2001 as compared to $144.3 million for the three months ended March 31, 2000 for the following reasons:

     . The first full quarter of results generated by the systems acquired in the AT&T transactions;

     . A gain of $34.2 million for the three months ended March 31, 2001 realized on the exchange of the Claremont system versus an $81.0 million gain recorded on the sale of an equity investment for the three months ended March 31, 2000;

     . Minority interest increased to $34.4 million for the three months ended March 31, 2001 compared to $15.5 million for the three months ended March 31, 2000 primarily due to the Illinois acquisition; and

     . Offsetting these increases in 2001 was a $6.1 million extraordinary loss, net of tax, recorded during the three months ended March 31, 2001 due to early extinguishments of debt.

Interest expense increased $25.1 million to $51.4 million for the three months ended March 31, 2001 compared to $26.3 million for the three months ended March 31, 2000. The increase in interest expense is primarily the result of higher outstanding debt resulting from the acquisition of the cable television systems acquired in the AT&T Transactions and funding of capital expenditures during the past year.

The provision for income taxes was $1.0 million and $25.9 million for the three months ended March 31, 2001 and 2000, representing effective tax rates of 19.3% and 40.3%.

For the three months ended March 31, 2001, the net loss was $2.0 million primarily for the reasons set forth above.


Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to upgrade our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities, issuances of private equity and accessing other public sources.

For the three months ended March 31, 2001 and March 31, 2000, we spent $63.7 million and $54.7 million in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. We will continue to incur capital expenditures particularly for success-based deployment of new services, including telephony and for the upgrade of the Illinois cable television systems, which involve the use of fiber optics and other capital projects associated with implementing our clustering strategy.

On January 5, 2001, in connection with the AT&T Transactions, Insight Midwest Holdings entered into the $1.75 billion Midwest Holdings Credit Facility from which it borrowed $663.0 million to repay the Indiana and Kentucky credit facilities and $685.0 million to finance the AT&T Transactions.

On January 5, 2001, Insight Midwest acquired all of the common equity interests of Insight Ohio as part of the AT&T Transactions. Insight Ohio is an unrestricted subsidiary under the indentures governing our and Insight Midwest's notes, and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest.

On February 6, 2001, we completed an offering of $400.0 million principal amount at maturity of 12 1/4% senior discount notes due 2011. These notes were issued at a discount to their principal amount at maturity resulting in gross proceeds to us of approximately $220.1 million. We utilized approximately $20.2 million of the proceeds to repay the outstanding amount of an inter-company loan from Insight Midwest, which we incurred in connection with the financing of the AT&T Transactions. We intend to use the remaining proceeds for general corporate purposes, including joint ventures and/or strategic acquisitions. No cash interest on the discount notes will accrue prior to February 15, 2006. Thereafter, cash interest on the discount notes will accrue and be payable on February 15 and August 15 of each year, commencing August 15, 2006. The initial accreted value of the discount notes of approximately $220.1 million will increase until February 15, 2006 such that the accreted value will equal the principal amount of $400.0 million on February 15, 2006.

As of March 31, 2001, we had aggregate consolidated indebtedness of $2.32 billion, including $1.40 billion outstanding under senior bank credit facilities. The senior bank credit facilities consisted of:

     . $1.75 billion Midwest Holdings Credit Facility maturing in 2009, which will be utilized to support Insight Midwest's operations and build-out, of which $1.38 billion was borrowed. The remaining availability of $370.0 million will be used to support the aforementioned capital expenditures; and

     . $25.0 million Insight Ohio Credit Facility maturing in 2004, which was fully-borrowed.

The weighted average interest rate for amounts outstanding under our senior credit facilities as of March 31, 2001 was 8.0%. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios and contain customary events of default. We believe that our credit facilities and our cash flow from operations are sufficient to support our current operating plan.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of March 31, 2001, our interest rate swap and collar agreements expire in varying amounts through July 2003.

The fair market value of our long-term debt approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest and current fair market value of the senior notes approximates par value. As of March 31, 2001, the estimated fair value (loss) of our interest rate swap and collar agreements was approximately $(11.7) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

As of March 31, 2001, we had entered into interest rate swaps that approximated $625.0 million, or 44.5%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $7.8 million.

                                     PART II

                                OTHER INFORMATION

Item 2. Changes in Securities

During the three months ended March 31, 2001, we granted stock options to certain of our employees to purchase an aggregate of 133,310 shares of Class A common stock. The grants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of
Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4 (2) and in compliance with Rule 506 thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K:

We filed the following reports on Form 8-K during the three months ended March 31, 2001:



                        Date Report
 Date of Report        Filed with SEC             Items Reported
------------------    -----------------    -----------------------------------------------------

January 5, 2001       January 22, 2001     Item 2 - Acquisition or Disposition of Assets
                                           Item 7 - Financial Statements, Pro Forma Financial
                                                    Information and Exhibits

January 5, 2001       March 23, 2001       Item 2 - Acquisition or Disposition of Assets
(Amendment No. 1)                          Item 7 - Financial Statements, Pro Forma Financial
                                                    Information and Exhibits *

January 26, 2001      January 29, 2001     Item 5 - Other Events
                                           Item 9 - Regulation FD Disclosure

February 1, 2001      February 12, 2001    Item 5 - Other Events
                                           Item 7 - Financial Statements, Pro Forma Financial
                                                    Information and Exhibits

------------
* Included historical financial statements for Insight Communications Company, Inc., AT&T Insight Midwest Systems, InterMedia Capital Partners VI, L.P. and Insight Communications of Central Ohio. Also included pro forma financial statements of Insight Communications Company, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INSIGHT COMMUNICATIONS COMPANY, INC.




Date:  May ___, 2001               By: /s/ Michael S. Willner
                                       ----------------------------
                                           Michael S. Willner
                                           President and Chief Executive Officer

                                   By: /s/ Kim D. Kelly
                                       ----------------------------
                                           Kim D. Kelly
                                           Executive Vice President and Chief
                                           Financial & Operating Officer