Form 10-K405/A
period 2000-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2001-05-30
CIK 1084421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-K/A-2

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

     General

     We are the eighth largest cable television system operator in the United States based on customers served. We currently serve approximately 1.4 million customers, 99% of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our communications network is tightly-grouped, or "clustered," with approximately 95% of our customers served from thirteen headends after giving effect to the network upgrades expected to be substantially completed during 2001. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. A headend processes signals received for distribution to customers over our network. Clustering enables us to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and clustering has enabled us to lead the cable television industry in offering, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephone services. We are a public company and our Class A common stock is listed on The Nasdaq National Market under the symbol "ICCI." Our experienced senior management team and members of their families own, in the aggregate, over 15% of our common stock.

     Insight Midwest, L.P. is a partnership owned 50% by us and 50% by an indirect subsidiary of AT&T Broadband, LLC, which is a subsidiary of AT&T Corp. Insight Midwest owns systems serving approximately 1.3 million of our customers. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. We serve as the manager of all of Insight Midwest's systems. We also manage additional systems in Indiana and Kentucky owned by an affiliate of AT&T Broadband serving approximately 121,200 customers for which we receive a management fee equal to 3% of the gross revenues of those systems.

     As a result of our upgrade efforts, as of the end of 2000, we estimate that 94% of our customers (other than those served by our newly acquired Illinois systems) were passed by our upgraded network, which enables delivery of an advanced suite of entertainment, information and communications services, including our interactive digital video, high-speed data access and telephone services. Upon completion of our planned network upgrades during 2001, over 99% of our customers (other than customers served by the recently acquired Illinois systems) will be served by the upgraded network. We expect that the upgrade of the new Illinois systems will be completed during 2002.

     To facilitate delivery of telephone services, we have entered into a ten-year agreement with AT&T Broadband that will allow Insight Midwest to deliver to our customers local telephone service under the AT&T Digital brand. Under the terms of the agreement, Insight Midwest will lease for a fee certain capacity on our network to AT&T Broadband. Insight Midwest will provide certain services and support for which it will receive additional payments. The capital required to deploy telephone services over our networks will be shared, with AT&T Broadband responsible for switching and transport facilities. We believe that we will be able to achieve higher penetration levels by marketing our telephone services under the AT&T brand and leveraging AT&T's telephone expertise with our strong local presence and established customer relationships.

     Consistent with our strategy of pursuing value-enhancing transactions that fit our geographic and clustering strategy, on January 5, 2001, we completed a series of transactions with certain cable subsidiaries of AT&T Corp. that increased by 530,000 the number of customers we serve. We refer in this report to these transactions, including related bank financing, as the "AT&T transactions." Specifically, Insight Midwest acquired:

          . all of our systems not already owned by Insight Midwest as well as systems which we acquired from the AT&T cable subsidiaries (comprising in total approximately 280,000 customers); and
          . systems from the AT&T cable subsidiaries located in Illinois serving approximately 250,000 customers.

Insight Midwest acquired the systems from us and the AT&T cable subsidiaries subject to indebtedness in the amount of $685.0 million. Insight Midwest remains equally owned by us and AT&T Broadband. We continue to serve as the general partner of Insight Midwest and manage and operate the Insight Midwest systems.

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

     On a pro forma basis after giving effect to the AT&T transactions, as of December 31, 2000, our Illinois systems passed approximately 664,900 homes and served approximately 418,000 customers, making us the second largest operator of cable television systems in the State of Illinois. The Illinois systems are located primarily in second-tier markets, including Springfield, Rockford, Peoria and Champaign/Urbana. Upon completion of our consolidation of headends, approximately 95% of the Illinois systems' customers will be served by five headends. The network upgrades and consolidation of headends are expected to be completed during 2002.

     As of December 31, 2000, our Ohio system passed approximately 184,400 homes and served approximately 85,400 customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the Ohio system's customers are served from a single headend. Approximately 70% of the Ohio system's customers are served by a network upgraded to 870 MegaHertz (MHz) capacity, and our upgrade efforts are continuing.

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

   Focus on operating large, tightly-grouped clusters of cable systems with attractive technical and demographic profiles

       We operate large, tightly-grouped clusters of cable systems, most of which have attractive technical and demographic profiles. Our systems are characterized by high housing densities and high ratios of customers to headends. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. We believe that the highly clustered nature of our systems enables us to more efficiently deploy our marketing dollars and maximize our ability to enhance customer awareness, increase use of our products and services and build brand support. Furthermore, our clustered systems, across 95% of our customers, providing for headends serving an average of 100,000 customers upon completion of our planned network upgrades, allow us to be capital efficient as we invest in necessary technology. Our demographic profile is characterized by good housing growth and low unemployment in growing communities, many of which are centered around large universities and/or major commercial enterprises. We believe that households with our demographic profile are more likely to subscribe to these new and enhanced products and services than the national average demographic profile.

   Expeditiously upgrade our network

       We are upgrading our network expeditiously in order to provide new and enhanced products and services, increase the programming and communications choices for our customers, improve our competitive position and increase overall customer satisfaction. We are in the process of upgrading almost all of our network to provide at least 750 MHz capacity, or "bandwidth," and two-way active capability with 700 homes per fiber node, which can be further subdivided four times. Nodes are the point of interface between our headends and our network. The result will be a significant increase in network capacity, quality and reliability which facilitates the delivery of new and enhanced products and services and reduced operating costs. Our aggressive investment in our broadband cable network upgrade allows us to expeditiously offer these services to substantially all of our customers.

   Introduce new and enhanced products and services, including interactive Insight Digital service, high-speed data service and telephone service


       Our marketing strategy is to offer our customers an array of entertainment, information and communications services on a bundled basis. By bundling our products and services, we provide our customers with an increased choice of services in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention. We have conducted research and held numerous focus group sessions in our local markets, which lead us to believe that these services have high customer appeal. We expect that our ability to provide bundled services will provide us with a strong competitive advantage over alternative video providers, such as direct broadcast satellite television systems, and incumbent telephone companies. To accelerate the deployment of these services, we have entered into arrangements with several industry leaders, including: (1) AT&T Broadband to provide telephone services; (2) Excite@Home and RoadRunner to provide high-speed data services; (3) DIVA Systems Corporation to provide video-on-demand; (4) Liberate Technologies to utilize its software platform for the deployment of interactive television services; (5) SourceSuite, LLC to provide an interactive program guide as well as local information and community guides; and (6) Commerce.TV Corporation to provide e-commerce over our networks.

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

Technical Overview

       We believe that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we will need to install and maintain a state-of-the-art technical platform. The deployment of cable which has a capacity for a very large number of channels, known as fiber optic cable, an increase in the bandwidth to 750 MHz or higher, the activation of a two-way communications network and the installation of digital equipment will allow us to deliver new and enhanced products and services, including interactive digital video, high-speed data services and telephone services provided by AT&T Broadband.


       As of December 31, 2000, our systems, including the new Illinois systems, were comprised of 30,700 miles of network serving approximately 1.4 million customers and passing approximately 2.3 million homes resulting in a density of approximately 75 homes per mile. As of that date, our systems were made up of an aggregate of 97 headends. We intend to continue our strategy of consolidating headends by eliminating approximately 77 headends, at which point 95% of our customers will be served by thirteen headends. At the end of 2000, we estimate that 94% of our customers (other than those served by the new Illinois systems) were passed by our upgraded network. After completion of our planned network upgrades, over 99% of our customers will be served by a network that is two-way active and 750 MHz.


       Our network design calls for a digital two-way active network with fiber optic cable carrying signals from the headend to the distribution point within our customers' neighborhoods. The signals are transferred to coaxial network at the node for delivery to our customers. We have designed the fiber system to be capable of subdividing the nodes if traffic on the network requires additional capacity.

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


       To enable us to deliver telephone services, AT&T Broadband is required to install and maintain the necessary switching and transport facilities. Insight Midwest is required to deploy the necessary equipment at the headends and at our customers' homes, and is responsible for expanding and upgrading our network to provide the required capacity. We intend to increase the reliability of the services by implementing centralized powering and status monitoring on our networks as telephone services are deployed in our systems. Centralized power provides the reliability, including lifeline reliability, required in delivering telephone services. The existing commercial power structure employed by cable networks is subject to the general power disruptions experienced by the local power utility. Centralized power will provide immediate battery back-up for a limited duration followed by unlimited gas-powered generator back-up. This reliability will not only benefit the delivery of telephone service, but also the reliability of the other products and services delivered over the network. Status monitoring will enable us to examine key components of our network so that we can diagnose problems before they become critical and interfere with the stability of our network.

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

   New and Enhanced Products and Services


       As network upgrades have been activated, we deploy new and enhanced products and services in most of our markets, including interactive digital video and high-speed data services. In addition, we are offering telephone services marketed under the AT&T Digital brand.

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

As of December 31, 2000, the high-speed data service was made available in 1.5 million of our homes and served approximately 51,800 of our customers, including our new Illinois systems. The Illinois systems we acquired from the AT&T cable subsidiaries pursuant to the AT&T transactions which offer Excite@Home have achieved an average Excite@Home penetration of 7.6% as of December 31, 2000.

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


   Telephone Services

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


       AT&T Broadband is the regulated telephone carrier for the telephone services provided to our customers. The AT&T Broadband digital telephone services are marketed and carried under the AT&T Digital brand as part of our bundle of Insight Digital services. Insight Midwest markets the services, as AT&T Broadband's agent, both on a stand-alone basis and bundled with our other products and services, such as interactive digital video and high-speed data access. Insight Midwest also bills our customers for AT&T Broadband's services, as well as provides installation, maintenance and marketing support for AT&T Broadband's services. Pursuant to the agreement, the services are to be provided in the territories in which we currently provide cable television service, other than the newly acquired Illinois systems. If both parties agree, the agreements can be expanded to include the new Illinois systems.


       The capital required to deploy telephone services over our networks is a shared obligation. Insight Midwest is responsible for upgrading and maintaining our network to meet specified measures of quality, including increasing the capacity on our network to a maximum capacity of two lines per residential household passed, assuming a specified service penetration rate. Insight Midwest also acquires and installs equipment to be located at the customer premises that is required to provide telephone services. We anticipate AT&T Broadband will use portions of our network to permit AT&T Broadband to offer an average of two telephone lines to each customer. AT&T Broadband is responsible for switching and transport facilities. We believe that we will be able to achieve higher penetration levels by marketing our telephone services under the AT&T brand and leveraging AT&T's telephone expertise with our strong local presence and established customer relationships.


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


       In July 1999, the holders of the partnership interests of Insight Communications Company, L.P. ("Insight LP") exchanged their respective partnership interests for our common stock. As a result, Insight LP became our wholly-owned subsidiary. Simultaneous with the exchange, we consummated an initial public offering of 26,450,000 shares of our Class A common stock, raising an aggregate of approximately $650.0 million. Our Class A common stock is currently listed on The Nasdaq National Market under the symbol "ICCI."

Our Systems


       Our systems in Indiana, Kentucky, Illinois, Ohio and Georgia serve approximately 1.4 million customers. We are the largest operator of cable systems in both Indiana and Kentucky and the second-largest in Illinois. Our systems are clustered or are capable of being clustered to serve an average of 100,000 customers per headend.

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

   The Illinois Systems

       The Illinois systems are owned and operated by Insight Communications Midwest, and were contributed to Insight Communications Midwest on January 5, 2001 pursuant to the AT&T transactions. We serve as manager of the Illinois systems. These systems are located primarily in second-tier markets, including Springfield, Rockford, Peoria, Dixon and Champaign/Urbana. The Rockford system was contributed by us and the other Illinois systems were acquired from the AT&T cable subsidiaries pursuant to the AT&T transactions.

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

   The Griffin, Georgia System

       Our Griffin, Georgia system is owned and operated by Insight Communications Midwest, and was contributed to Insight Midwest on January 5, 2001 pursuant to the AT&T transactions. We serve as manager of the Griffin system. As of December 31, 2000, the Griffin, Georgia system passed approximately 20,100 homes and served approximately 13,100 customers from a single headend. Major employers in the area include Springs Industries, North American Component Manufacturing and William Carter Apparel. The median household income for the area is approximately $34,700 per year, while the median family income is approximately $40,500 per year.

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

   The Ohio System

       In connection with the AT&T transactions, the common equity of Insight Communications of Central Ohio, LLC, the entity holding the Ohio system, was contributed to Insight Midwest. As of December 31, 2000, the Ohio system passed approximately 184,400 homes and served approximately 85,400 customers from a single headend. The system serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy's, Nationwide Insurance, Borden and Worthington Industries. The area's strong economy provides for a well-paid employment base with a current unemployment rate of approximately 2.3%. The median household income for our service area is approximately $47,800 per year, while the median family income is approximately $57,000 per year.

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

       As with our Indiana, Kentucky and Illinois systems, we intend to launch a telephone service alternative to Ameritech through the arrangement with AT&T Broadband. Time Warner, the other major cable television provider in the market, also has previously announced that it is negotiating a telephone services agreement with AT&T Broadband.

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

Sales and Marketing

       Our strategy is to sell multiple services to our customers, including video, high-speed data and telephone services. We regularly use targeted telemarketing campaigns to sell to our existing customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell our new service offerings.

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

       Prior to November 1999, the cable systems contributed by us to Insight Midwest pursuant to the AT&T transactions were entitled to buy programming services at the favorable rates being charged to MediaOne Group. Since that time, such systems have been purchasing programming services at higher rates. These systems are now able to purchase programming services at the more favorable rates charged by Satellite Services.

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

       Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2000, our Evansville, Indiana and Columbus,
Ohio systems were overbuilt. As a result, approximately 9.5% of the total homes passed by our systems were overbuilt as of such date.

       Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems' programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. In addition, legislation was recently enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed data and voice communications. Direct broadcast satellite has enjoyed a 17.1% average penetration nationwide, and we believe that satellite penetration in our various markets generally is in accordance with such average.

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

       Additionally, the FCC adopted regulations allocating frequencies in the 28 GegaHertz (GHz) band for a new service that can be used to provide video services similar to multipoint multichannel distribution systems, which transmit television channels from a fixed station to multiple receiving facilities located at fixed points. The FCC has completed spectrum auctions for local multipoint distribution service licenses.


       As we expand our offerings to include telephone services, our AT&T Digital branded services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While we intend to add our telephone service offering to our various markets, the service has only recently been launched in selected markets and has not yet achieved any material penetration levels.

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

       We have entered into a ten-year agreement with AT&T Broadband that will allow AT&T Broadband to provide to customers all-distance telephone services using our network infrastructure and AT&T Broadband's switching and long distance transport facilities. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as "exchange access," is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, AT&T Broadband would be subject to the requirements imposed upon local exchange carriers by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation. AT&T Broadband's ability to successfully offer local telecommunications service will be dependent, in part, on the opening of local telephone networks by incumbent local telephone companies as required of them by the 1996 Telecom Act.

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

Employees

       As of December 31, 2000, after giving effect to the AT&T transactions, we employed approximately 2,600 full-time employees and 120 part-time employees. We consider our relations with our employees to be good.

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

Item 3.  Legal Proceedings





       Insight Kentucky and certain prior owners of the Kentucky systems, including affiliates of AT&T Broadband, have been named in class actions generally alleging that the Kentucky systems have improperly passed through state and local property tax charges to customers. The plaintiffs in these actions seek monetary damages and the enjoyment of the collection of such taxes. The amount of damages sought by the plaintiffs is not ascertainable at this time. To date, the class of potential plaintiffs has not been certified by the court; therefore, it is not yet possible to estimate the potential damages. If certification is granted, the plaintiffs will then be required to prepare a statement of alleged damages. Such class actions are (i) Alfred P. Sykes, Jr., Charles Pearl, Linda Pearl vs. InterMedia Partners of Kentucky, L.P. and TCI TKR of Jefferson County, Inc., which was filed on March 26, 1999 in Jefferson County Circuit Court and consolidated with James F. Dooley vs. TCI TKR of Jefferson County and InterMedia Partners of Kentucky, L.P., which was filed on March 24, 1999 in Jefferson County Circuit Court, and (ii) Charles Shaw and Loretta Shaw vs. TCI TKR of Northern Kentucky, Inc. TCI TKR of Southern Kentucky, Inc., TCI Cablevision of North Central Kentucky, Inc., TCI Cablevision of Kentucky, Inc. and InterMedia Partners of Kentucky, L.P., which was filed on June 4, 1999 in the Franklin County Circuit Court. The classes have not been certified in these actions and we are defending these actions vigorously. Plaintiff's counsel filed an additional class action lawsuit in Boone County Circuit Court entitled R. Stafford Johnson v. Insight Kentucky Partners II, L.P., TCI/TKR of Northern Kentucky, Inc. et. al. on October 27, 1999, making the same allegations as the other filed actions. This lawsuit was dismissed on January 21, 2000, due to the existence of the Franklin County case, which was held to be a superior action with identical issues. We believe that the Kentucky systems have substantial and meritorious defenses to these claims, especially claims by customers that reside in the communities that have entered into settlement agreements with the Kentucky systems, as described above. Motions to dismiss both the Jefferson County and Franklin County actions were denied and we have filed appeals of these decisions to the Supreme Court of Kentucky. In addition, the Kentucky systems have filed a declaratory judgement action in the United States District Court for the Eastern District of Kentucky asking the federal courts to declare that the issues at bar in the purported class actions are preempted under federal law. This action was dismissed by the District Court and is on appeal to the 6th Circuit Court of Appeals. On April 30, 1999, InterMedia Capital Partners VI, L.P. submitted a request for indemnity to affiliates of AT&T Broadband for certain losses arising out of these matters pursuant to the contribution agreement dated October 30, 1997 under which these systems were contributed to InterMedia Capital Partners VI, L.P.

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

          On July 17, 2000, we entered into a ten-year agreement with AT&T Broadband that will allow AT&T Broadband to provide telephone services under the AT&T Digital brand using our network infrastructure and AT&T Broadband's switching and transport facilities.

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

       On January 5, 2001, we completed a series of transactions with the AT&T cable subsidiaries that increased by 530,000 the number of customers we serve. Specifically, Insight Midwest acquired:

           . all of our systems not already owned by Insight Midwest as well as systems which we acquired from AT&T cable subsidiaries (comprising in total approximately 280,000 customers); and

           . systems from the AT&T cable subsidiaries located in Illinois serving approximately 250,000 customers.

Insight Midwest acquired the systems from us and the AT&T cable subsidiaries subject to indebtedness in the amount of $685.0 million. Insight Midwest remains equally owned by us and AT&T Broadband. We continue to serve as the general partner of Insight Midwest and manage and operate the Insight Midwest systems.

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

           We have had a history of net losses and expect to continue to report net losses for the foreseeable future. The principal reasons for our prior and anticipated net losses include depreciation and amortization expenses associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

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

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues increased 96.2% to $476.2 million for the year ended December 31, 2000 compared to $242.7 million for the year ended December 31, 1999 due primarily to the Kentucky acquisition and the consolidation of Insight Ohio. The incremental revenue generated by the Kentucky systems approximated $173.4 million, or 74.3% of the consolidated revenue increase and Insight Ohio accounted for $49.7 million, or 21.3% of the consolidated revenue increase. Revenues by service offering are as follows:

                                              Year Ended December 31,
                  --------------------------------------------------------------------------------
                                  2000                                       1999
                  -----------------------------------       --------------------------------------
                                                (dollars in thousands)
                      Revenues by          % of Total            Revenues by         % of Total
                   Service Offering         Revenues           Service Offering       Revenues
                   ----------------         --------           ----------------       --------
Basic                  $329,767              69%                   $172,199              71%
Premium                  46,331              10                      24,434              10
Pay-Per-View              6,833               2                       3,354               1
Digital                  15,879               3                       6,919               3
Advertising sales        35,244               7                      17,478               7
Data services            10,314               2                       1,263               1
Telephone                    --               0                          --               0
Other                    31,818               7                      17,046               7
                       --------             ---                    --------             ---

                       $476,186             100%                   $242,693             100%
                       ========             ===                    ========             ===

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


          For the year ending December 31, 2001, it is anticipated that we will spend approximately $300 million on capital expenditures, including capital expenditures required for success-based deployment of new services and telephone services and the upgrade of the Illinois cable television systems, which will involve the wide deployment of fiber optics and other capital projects associated with implementing our clustering strategy.

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


          On January 5, 2001, we consummated the AT&T transactions with the AT&T cable subsidiaries. As a result of these AT&T transactions, the number of customers served by Insight Midwest increased by 530,000. In conjunction with the AT&T transactions, a subsidiary of Insight Midwest, Insight Midwest Holdings, LLC, which subsidiary serves as a holding company for all of Insight Midwest's systems other than the Columbus, Ohio system, consummated on January 5, 2001 a $1.75 billion credit facility from which it borrowed $663 million to repay the Indiana and Kentucky credit facilities and $685 million to finance the AT&T transactions, providing for unused availability of approximately $402 million to support the aforementioned capital expenditures.

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


          We believe that the Midwest Holdings credit facility and our cash flow from operations are sufficient to support our current operating plan. We intend to draw upon the $402 million of unused availability under the Midwest Holdings credit facility as discussed above to fund any shortfall resulting from the inability of Insight Midwest's cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. In addition, as a result of our February 2001 offering of notes, we could provide additional funding support to Insight Midwest.

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

Risk Factors


       We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business.

          We have a substantial amount of debt. The following table shows certain important credit statistics about us and is presented on a pro forma basis to give effect to the AT&T transactions and our 12 1/4% senior discount notes offering.

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
Debt to equity ratio .....................................................................              3.6x

          Our high level of combined debt could have important consequences for you, including the following:


     . Our ability to obtain additional financing in the future for capital expenditures, acquisitions, working capital or other purposes may be limited;

     . We will need to use a large portion of our revenues to pay interest on our borrowings, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;


     . Some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and


     . Our indebtedness may limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

     Our primary asset is a 50% stake in Insight Midwest, and our sole business is the management of Insight Midwest's cable television systems. We may be forced to liquidate Insight Midwest before our 12 1/4% senior discount notes mature.

          Although our financial statements consolidate the results of Insight Midwest, we own only 50% of the outstanding partnership interests in Insight Midwest. The other 50% of Insight Midwest is owned by an indirect subsidiary of AT&T Broadband, an entity over which we have no control. As a result, although our financial statements include 100% of the revenues and EBITDA of Insight Midwest, we are only entitled to share in the results and assets of Insight Midwest to the extent of our partnership interest. Insight Midwest accounted for substantially all of our pro forma revenues and pro forma EBITDA in fiscal 1999. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. The only cash we receive directly from Insight Midwest is a management fee based on revenues of the cable television systems and reimbursement of expenses.


          The Insight Midwest partnership agreement provides that at any time after December 31, 2005 either AT&T Broadband or Insight LP (our wholly-owned subsidiary that owns our 50% interest in Insight Midwest) will have the right to cause a split-up of Insight Midwest, subject to a limited right of postponement held by the non-initiating partner. The split-up would reduce the cash flow from operations that we need to repay our debt, and could require us to make a change of control offer which we may be unable to finance.


     We depend upon our operating subsidiaries for cash to fund our obligations.



          Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The principal source of the cash we need to pay our obligations is the cash that our subsidiaries generate from their operations and their borrowings. The ability of our operating subsidiaries to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Accordingly, we cannot assure you that our subsidiaries will generate cash flow from operations in amounts sufficient to enable us to pay our indebtedness.

          Our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries, and we may be required to refinance certain indebtedness prior to maturity.

          Our subsidiaries' ability to make payments to us will depend upon their operating results. Insight Midwest's ability to receive cash from its subsidiaries is restricted by the terms of the Midwest Holdings credit facility. The Midwest Holdings credit facility permits Midwest Holdings' subsidiaries to distribute cash to Insight Midwest, but only so long as there is no default under such credit facility. The terms of its indebtedness prohibit Insight Ohio from making distributions to Insight Midwest.

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

          Furthermore, borrowings under the Midwest Holdings credit facility are secured and will mature prior to our and Insight Midwest's outstanding notes. Accordingly, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.


     The Midwest Holdings credit facility requires us to comply with various financial and operating restrictions which could limit our ability to compete as well as our ability to expand.

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


          Such restrictions could limit our ability to compete as well as our ability to expand. The ability of Midwest Holdings' subsidiaries to comply with these provisions may be affected by events beyond our control. If they were to breach any of these covenants, they would be in default under the credit facility and they would be prohibited from making distributions to Insight Midwest.


    We have a history of net losses, and may not be profitable in the future.



          We have a history of net losses and expect to incur additional net losses in the future. We reported a net loss before taxes of $52.6 million for the year ended December 31, 1999 and $76.8 million for the year ended December 31, 2000. On a pro forma basis after giving effect to the AT&T transactions we would have reported a net loss before taxes of $169.9 million for the year ended December 31, 1999 and $116.7 million for the year ended December 31, 2000.


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

    We have a limited history of operating our current cable television systems and these systems may not generate sales at or exceeding historical levels.

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


     Our programming costs are substantial and they may increase, which could result in a decrease in profitability if we are unable to pass that increase on to our customers.


          In recent years the cable industry has experienced a rapid escalation in the cost of programming, and sports programming in particular. For 1998 through 2000, programming costs increased significantly. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs may continue to escalate and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 45% of the total operating expenses for our systems, without giving effect to the AT&T transactions, for the year ended December 31, 2000.

     The competition we face from other cable networks and alternative service providers may cause us to lose market share.


          The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of subscribers. The industry growth rate for basic customers for the years ended December 2000 and 1999 was 1.8% in each year, while satellite penetration as of December 2000 averaged 17.1% nationwide, up from 11.5% in December 1999. This in turn has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed data access, video-on-demand and telephone services.

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


          Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called "overbuilding." As of December 31, 2000, approximately 9.5% of the homes passed by our cable systems were overbuilt. An affiliate of Southern Indiana Gas and Electric Co. has overbuilt our Evansville, Indiana system and passes approximately 75,900 homes also passed by us. In addition, Knology Inc. and TotaLink of Kentucky LLC have each obtained a franchise to provide cable television service in our City of Louisville, Kentucky system which passes approximately 61,900 homes, although those franchises have been stayed pending litigation. TotaLink of Kentucky, LLC is also in discussions with the Jefferson County local franchising authority to obtain a franchise to provide cable television in our system which passes approximately 139,200 homes. In addition, Ameritech has overbuilt our Columbus, Ohio system and passes approximately 142,700 homes also passed by us. In our newly acquired Illinois system, the cities of Galesburg which passes approximately 17,000 homes and Springfield which passes approximately 60,900 homes are considering municipal overbuilds. We cannot predict what affect competition from these or future competitors will have on our business and operations.


     We will face competition from providers of alternatives to our Internet and telephone services.

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


          As we expand our offerings to include telephone services, our AT&T digital branded telephone services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.



          We expect that the most significant competitors for our Internet access and telephone service offerings will be the existing local exchange telephone companies as well as resellers using the local exchange telephone companies' communications networks. These competitors are currently the predominant providers of Internet and telephone services in our markets.


     We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

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


     Our business has been and continues to be subject to extensive governmental legislation and regulation, and changes in this legislation and regulation could increase our costs of compliance and reduce the profitability of our business.



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

Members of management, as major stockholders, possess unequal voting rights resulting in the ability to control all major corporate decisions, and other stockholders may be unable to influence these corporate decisions.

     We have two classes of common stock -- Class A which carries one vote per share and Class B which carries ten votes per share. Our directors, executive officers, members of management and family members own all of the outstanding Class B common stock. As a result of their stock ownership, such holders of Class B common stock will have the power to elect all of our directors and control stockholder decisions on other matters such as amendments to our certificate of incorporation and bylaws, and mergers or other fundamental corporate transactions. The interests of our controlling stockholders, including our management, may conflict with the interests of the other holders of Class A common stock.

     The disproportionate voting rights of the Class A common stock relative to the Class B common stock may make us a less attractive target for a takeover than we otherwise might be or render more difficult or discourage a merger proposal or a tender offer.


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

          As of December 31, 2000, we had entered into interest rate swaps that approximated $701.0 million, or 107.0%, of our borrowings under all of our credit facilities. A significant portion of such interest rate swaps were kept in place as of December 31, 2000 in anticipation of a need to hedge additional borrowings incurred in connection with our refinancing on January 5, 2001, the effects of which are mentioned below. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would decrease our annual interest expense by approximately $460,000. These statistics are not necessarily indicative of our current interest rate exposure, as these facilities were replaced by the Midwest Holdings credit facility on January 5, 2001 in connection with the AT&T transactions which resulted in an increase in our outstanding borrowings.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

     Our current directors, executive officers and key employees are as follows:

   Name                                        Age    Position
   Sidney R. Knafel......................      70     Chairman of the Board and Director
   Michael S. Willner....................      49     President, Chief Executive Officer and Director
   Kim D. Kelly..........................      44     Executive Vice President, Chief Operating and Financial
                                                      Officer and Director
   Thomas L. Kempner.....................      73     Director
   James S. Marcus.......................      71     Director
   Prakash A. Melwani....................      42     Director
   Daniel S. O'Connell...................      46     Director
   Elliot Brecher........................      36     Senior Vice President, General Counsel and Secretary
   Gregory Capranica ....................      43     Senior Vice President, Operations, Illinois Region
   E. Scott Cooley.......................      40     Senior Vice President, Employee Relations and Development
   Charles E. Dietz......................      53     Senior Vice President, Engineering
   Gregory B. Graff......................      40     Senior Vice President, Operations, Western Kentucky Region
   Pamela Euler Halling..................      53     Senior Vice President, Marketing and Programming
   Daniel Mannino........................      41     Senior Vice President and Controller
   Judy Poole............................      54     Senior Vice President, Human Resources
   Colleen Quinn.........................      48     Senior Vice President, Corporate Relations
   Mary E. Rhodes........................      51     Senior Vice President, Customer Service
   David Servies.........................      41     Senior Vice President, Operations, Indiana Region
   Matthew Siegel........................      38     Senior Vice President, Finance and Treasurer
   James A. Stewart......................      49     Senior Vice President, Operations, Eastern Kentucky and National Regions

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


       Gregory Capranica joined Insight in early 2001 as District Vice President in Springfield, Illinois, and was quickly promoted to Senior Vice President, Operations, Illinois Region. A 20-year veteran in various capacities of the cable industry, Mr. Capranica was most recently General Manager for the Chicago Suburbs division of AT&T Broadband. Prior to his tenure at AT&T Broadband, Mr. Capranica held management level positions for Times Mirror Cable and Cox Communications.

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

       In connection with our initial public offering, we issued a total of 1,412,181 shares of common stock to our employees, including executive officers and directors. In October 1999 and April 2000, we made loans to certain of these employees, the proceeds of which were used to satisfy the individual income tax withholding obligations with respect to the receipt of these shares. Eleven of our employees have such loans, with average outstanding principal balances of approximately $1.3 million. Each of the non-recourse loans are represented by notes which contain indentical terms and are secured by the shares of common stock received by the individuals. The loans mature on October 1, 2004 and bear interest at the rate of 5.07% per annum, with accrued interest payable on October 1 of each year, commencing October 1, 2001. The loans, including accrued interest, are payable by employees 180 days following the termination of their employment. On March 8, 2001, the Board of Directors adopted a program designed to reduce the impact of the tax withholding obligations of these employees. Under this program, we may forgive the accrued interest due from an employee on each interest payment date provided such employee continues to be employed in good standing on such date, with an additional payment to cover the income taxes due as a result of the forgiveness and such additional payment. The employee would be required to pay us an amount equal to any benefit realized by claiming a deduction for any forgiven interest. The proceeds of any sales of the pledged shares must be applied towards early prepayment of the loans, with the exception of certain "qualifying sales" and sales by an employee which would not result in the value of such employee's pledged shares being reduced to less than 200% of the principal amount of the employee's note. The program contemplates two categories of "qualified sales": a taxable transaction and a tax-free reorganization. If an employee's pledged shares are sold in a qualifying taxable sale, we will forgive all accrued interest and a portion of the loan so that the employee will only repay an amount that is equal to the excess of the tax the employee would have paid in the transaction had the amount received for the shares been treated as long-term capital gain where the employee held the shares at a zero basis (i.e., as if the employee had not been taxed upon initial receipt of the shares) over the amount of tax actually paid by the employee in connection with the transaction. Alternatively, if the employee's pledged shares are exchanged for other shares in a qualifying tax-free transaction, we will forgive all accrued interest and a portion of the loan equal to the amount by which the principal exceeds one-half of the amount of tax the employee would have had to pay had the transaction been a taxable sale and the employee held the shares at a zero basis. In each case, we will make an additional payment to the employee to cover the income taxes due as a result of the forgiveness and such additional payment. If an employee dies or becomes permanently disabled or is terminated other than for cause on, or within one year after, certain specified "change in control" transactions, we will forgive all principal and accrued interest on the loan, with an additional payment to cover the income taxes due as a result of the forgiveness and such additional payment.

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

             Kentucky Partners II, L.P., dated as of January 5, 2001*
  10.8    Management Agreement by and between Insight Kentucky Partners
             II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999 (5)
  10.9    Amended and Restated Operating Agreement of Insight Ohio, dated as of August 8, 2000 (2)
 10.10    Amended and Restated Limited Partnership Agreement of Insight
             Midwest, L.P., dated January 5, 2001 (4)
 10.11    Indenture relating to 9 3/4% senior notes of Insight Midwest,
             L.P. and Insight Capital, Inc., dated as of October 1, 1999 (6)
 10.12    Indenture relating to 10 1/2 senior notes of Insight Midwest,
             L.P. and Insight Capital, Inc., dated as of November 6, 2000*
 10.13    Indenture relating to 10% senior notes of Coaxial Communications of Central Ohio, Inc. and Phoenix Associates, dated as of August 21, 1998 (7)
 10.14    Indenture relating to 12 7/8% senior discount notes of Coaxial
             LLC and Coaxial Financing Corp., dated as of August 21, 1998 (8)
 10.15    Indenture relating to 12.25% senior discount notes of
             Registrant, dated as of February 6, 2001*
 10.16    Securityholders Agreement by and among Registrant, Vestar
             Capital Partners III, L.P., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Sidney R. Knafel, Michael S. Willner, Kim D. Kelly and Senior Management Securityholders, dated as of May 11, 1999, with Side Letter Agreement by and among Insight Communications Company, L.P., Vestar Capital Partners III, L.P., Sidney R. Knafel, Michael S. Willner, Kim D. Kelly, Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV FTE, L.P., dated May 11, 1999 (the "Letter Agreement") (1)
 10.17    Amendment, dated July 16, 1999 to the Letter Agreement (1)
 10.18    Cable Facilities Lease Agreement, dated July 17, 2000, among
             AT&T Broadband, LLC, Registrant and certain of Registrant's affiliates (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (2)
 10.19    Amended and Restated Consulting Agreement, dated as of March 17,
             2000, by and between InterMedia Partners Southeast and Insight Communications Company, L.P. (5)
 10.20    Employment Agreement of Elliot Brecher
  21.1    Subsidiaries of the Registrant*

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

                              Insight Communications Company, Inc.


Date: May 25, 2001            By:/s/ Michael S. Willner
                                 -----------------------------------
                                 Michael S. Willner, President and
                                 Chief Executive Officer

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