Form 10-K405/A
period 2000-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2001-06-12
CIK 1084421

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              FORM 10-K/A-3

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

     General

     We are the eighth largest cable television system operator in the United States based on customers served. We currently serve approximately 1.4 million customers, 99% of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our communications network is tightly-grouped, or "clustered," with approximately 95% of our customers served from thirteen headends after giving effect to the network upgrades expected to be substantially completed during 2001. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. A headend processes signals received for distribution to customers over our network. Clustering enables us to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and clustering has enabled us to offer, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephone services. We are a public company and our Class A common stock is listed on The Nasdaq National Market under the symbol "ICCI." Our experienced senior management team and members of their families own, in the aggregate, over 15% of our common stock.
     Insight Midwest, L.P. is a partnership owned 50% by us and 50% by an indirect subsidiary of AT&T Broadband, LLC, which is a subsidiary of AT&T Corp. Insight Midwest owns systems serving approximately 1.3 million of our customers. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. We serve as the manager of all of Insight Midwest's systems. We also manage additional systems in Indiana and Kentucky owned by an affiliate of AT&T Broadband serving approximately 121,200 customers for which we receive a management fee equal to 3% of the gross revenues of those systems.

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

       In connection with our initial public offering, we issued a total of 1,412,181 shares of common stock to our employees, including executive officers and directors. In October 1999 and April 2000, we made loans to certain of these employees, the proceeds of which were used to satisfy the individual income tax withholding obligations with respect to the receipt of these shares. The aggregate outstanding principal amount of such loans is approximately $14.0 million, including approximately $9.6 million to Kim D. Kelly, our Executive Vice President, Chief Operating and Financial Officer and director. None of the other Named Executive Officers received such loans. Each of the non-recourse loans are represented by notes which contain indentical terms and are secured by the shares of common stock received by the individuals. The loans mature on October 1, 2004 and bear interest at the rate of 5.07% per annum, with accrued interest payable on October 1 of each year, commencing October 1, 2001. The loans, including accrued interest, are payable by employees 180 days following the termination of their employment. On March 8, 2001, the Board of Directors adopted a program designed to reduce the impact of the tax withholding obligations of these employees. Under this program, we may forgive the accrued interest due from an employee on each interest payment date provided such employee continues to be employed in good standing on such date, with an additional payment to cover the income taxes due as a result of the forgiveness and such additional payment. The employee would be required to pay us an amount equal to any benefit realized by claiming a deduction for any forgiven interest. The proceeds of any sales of the pledged shares must be applied towards early prepayment of the loans, with the exception of certain "qualifying sales" and sales by an employee which would not result in the value of such employee's pledged shares being reduced to less than 200% of the principal amount of the employee's note. The program contemplates two categories of "qualified sales": a taxable transaction and a tax-free reorganization. If an employee's pledged shares are sold in a qualifying taxable sale, we will forgive all accrued interest and a portion of the loan so that the employee will only repay an amount that is equal to the excess of the tax the employee would have paid in the transaction had the amount received for the shares been treated as long-term capital gain where the employee held the shares at a zero basis (i.e., as if the employee had not been taxed upon initial receipt of the shares) over the amount of tax actually paid by the employee in connection with the transaction. Alternatively, if the employee's pledged shares are exchanged for other shares in a qualifying tax-free transaction, we will forgive all accrued interest and a portion of the loan equal to the amount by which the principal exceeds one-half of the amount of tax the employee would have had to pay had the transaction been a taxable sale and the employee held the shares at a zero basis. In each case, we will make an additional payment to the employee to cover the income taxes due as a result of the forgiveness and such additional payment. If an employee dies or becomes permanently disabled or is terminated other than for cause on, or within one year after, certain specified "change in control" transactions, we will forgive all principal and accrued interest on the loan, with an additional payment to cover the income taxes due as a result of the forgiveness and such additional payment.

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

 10.20    Employment Agreement of Elliot Brecher*
  21.1    Subsidiaries of the Registrant*

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

                              Insight Communications Company, Inc.


Date: June 11, 2001           By:/s/ Michael S. Willner
                                 -----------------------------------
                                 Michael S. Willner, President and
                                 Chief Executive Officer

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