Form 10-Q/A
period 2001-03-31
INSIGHT COMMUNICATIONS CO INC
filed 2001-06-13
CIK 1084421

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q/A-1

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

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K as amended for the year ended December 31, 2000.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                           March 31,           December 31,
                                                                                             2001                  2000
                                                                                        -------------         --------------
                                                                                          (unaudited)
Assets
Cash and cash equivalents                                                               $    195,502          $     33,733
Investments                                                                                   14,442                27,846
Trade accounts receivable, net of allowance for doubtful accounts of $1,308 and
   $1,326 as of March 31, 2001 and December 31, 2000                                          21,165                18,169
Launch funds receivable                                                                       11,106                16,123
Prepaid expenses and other assets                                                              8,644                12,178
                                                                                        ------------          ------------
   Total current assets                                                                      250,859               108,049

Fixed assets, net                                                                          1,024,950               820,888
Intangible assets, net                                                                     2,517,790             1,270,632
Deferred financing costs, net of accumulated amortization of $1,097 and $3,537 as of
   March 31, 2001 and December 31, 2000                                                       36,371                28,165
Investment in unconsolidated affiliates                                                        1,460                 2,172
Officer and employee loans receivable                                                         14,872                14,680
                                                                                        ------------          ------------
   Total assets                                                                         $  3,846,302          $  2,244,586
                                                                                        ============          ============

Liabilities and stockholders' equity

Accounts payable                                                                        $     34,730          $     46,158
Accrued expenses and other liabilities                                                        15,540                12,191
Accrued property taxes                                                                        15,458                11,698
Accrued programming costs                                                                     38,285                23,527
Deferred revenue                                                                               3,982                 4,069
Interest payable                                                                              39,510                20,705
Preferred interest distribution payable                                                        1,750                 5,250
                                                                                        ------------          ------------
   Total current liabilities                                                                 149,255               123,598

Deferred revenue                                                                              14,677                14,605
Deferred income taxes                                                                         52,668                60,824
Preferred interests                                                                          181,547               180,281
Debt                                                                                       2,320,194             1,372,523
Other non-current liabilities                                                                 11,666                     -

Minority interest                                                                            371,878               (47,925)

Stockholders' equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued
   and outstanding as of March 31, 2001 and December 31, 2000                                      -                     -
Common stock; $.01 par value:
   Class A - 300,000,000 shares authorized; 49,984,880 and 49,957,180 shares
     issued and outstanding as of March 31, 2001 and December 31, 2000                           500                   500
   Class B - 100,000,000 shares authorized; 10,198,350 and 10,226,050 shares
     issued and outstanding as of March 31, 2001 and December 31, 2000                           102                   102
Additional paid in capital                                                                   874,380               655,253
Accumulated deficit                                                                         (117,152)             (115,175)
Accumulated other comprehensive loss                                                         (13,413)                    -
                                                                                         ------------          ------------
   Total stockholders' equity                                                                744,417               540,680
                                                                                        ------------          ------------
   Total liabilities and stockholders' equity                                           $  3,846,302          $  2,244,586
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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K as amended for the year ended December 31, 2000.

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


4. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the three months ended March 31, 2001 and 2000, assuming each of the acquisitions and exchanges described in
Note 3 occurred as of January 1, 2000 and excluding the effect of the gain on cable system exchange (Note 3) recorded in the three months ended March 31, 2001 are as follows (in thousands, except per share amounts):

                                                    Three months ended March 31,
                                                         2001         2000
                                                    ------------- -------------

Revenue                                               $ 168,745    $ 155,609
Income (loss) before extraordinary item
    and accrual of preferred interests                  (16,586)      32,942
Net income (loss) applicable to common
    shareholders                                        (27,438)      28,315
Basic and diluted income (loss) per share                  (.46)         .78


5. Long-Lived Assets

Fixed assets consist of:

                                                March 31,          December 31,
                                                  2001               2000
                                               -----------        -------------
                                                       (in thousands)

Land, buildings and improvements               $    41,897        $    23,436
Cable television equipment                       1,300,173          1,082,194
Furniture, fixtures and office equipment            12,994              9,646
                                               -----------        -----------
                                                 1,355,064          1,115,276
Less accumulated depreciation and amortization    (330,114)          (294,388)
                                               -----------        -----------
   Total fixed assets                          $ 1,024,950        $   820,888
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


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenues increased $53.7 million to $168.5 million for the three months ended March 31, 2001 compared to $114.8 million for the three months ended March 31, 2000. The increase in revenues is primarily the result of the acquisition and contribution of the Illinois cable systems acquired in the AT&T transactions. The incremental revenue generated by the acquisition of the Illinois systems approximated $44.6 million, which represents 83.0% of the increase in consolidated revenue. In addition, the existing systems increased revenue for digital and high-speed data by $4.6 million, a combined 106.7% growth rate. Revenues by service offering were as follows for the three months ended March 31, (in thousands):

                                 2001                          2000
                               Revenues                      Revenues
                              by Service       % of Total   by Service      % of Total
                               Offering         Revenues     Offering         Revenues
                             ---------------------------------------------------------------
Basic                         $  116,789         69%        $  81,167             71%
Premium                           14,999          9%           11,915             10%
Pay-per-view                       1,286          1%            1,566              1%
Digital                            9,517          5%            3,255              3%
Advertising sales                  9,600          6%            7,568              7%
Data services                      6,477          4%            1,473              1%
Other                              9,869          6%            7,863              7%
                             ---------------------------------------------------------------

Total                         $  168,537        100%        $ 114,807            100%
                              ==========                    =========


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

For the three months ended March 31, 2001 and March 31, 2000, we spent $63.7 million and $54.7 million in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. We will continue to incur capital expenditures particularly for success-based deployment of new services, including telephone services and for the upgrade of the Illinois cable television systems, which involve the use of fiber optics and other capital projects associated with implementing our clustering strategy.

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

We believe that the Midwest Holdings credit facility and our cash flow from operations are sufficient to support our current operating plan. We intend to draw upon the $370.0 million of unused availability under the Midwest Holdings credit facility as discussed above to fund any shortfall of Insight Midwest resulting from the inability of its cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. In addition, as a result of our February 2001 offering of notes, we are currently well-funded and could provide additional funding support to Insight Midwest.

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

                                   INSIGHT COMMUNICATIONS COMPANY, INC.




Date:  June 13, 2001               By: /s/ Michael S. Willner
                                       ----------------------------
                                           Michael S. Willner
                                           President and Chief Executive Officer

                                   By: /s/ Kim D. Kelly
                                       ----------------------------
                                           Kim D. Kelly
                                           Executive Vice President and Chief
                                           Financial & Operating Officer