Form 10-Q
period 2001-06-30
INSIGHT COMMUNICATIONS CO INC
filed 2001-08-10
CIK 1084421

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 2001


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

                            _______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X    No ___
                                            -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                       Outstanding at August 6, 2001
-------------------------------------------      -----------------------------
     Class A Common Stock, $.01 Par Value                   50,048,810
     Class B Common Stock, $.01 Par Value                   10,165,050

================================================================================

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

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                         June 30,                  December 31,
                                                                                          2001                        2000
                                                                                 -----------------------     -------------------
                                                                                        (unaudited)                 (Note 2)
Assets
Cash and cash equivalents                                                                $   197,629            $    33,733
Investments                                                                                   17,940                 27,846
Trade accounts receivable, net of allowance for doubtful accounts of $1,094 and
 $1,326 as of June 30, 2001 and December 31, 2000                                             22,610                 18,169
Launch funds receivable                                                                        8,905                 16,123
Prepaid expenses and other assets                                                             10,378                 12,178
                                                                                --------------------     ------------------
 Total current assets                                                                        257,462                108,049

Fixed assets, net                                                                          1,073,470                820,888
Intangible assets, net                                                                     2,468,763              1,270,632
Deferred financing costs, net of accumulated amortization of $3,480 and $3,537
 as of June 30, 2001 and December 31, 2000                                                    34,699                 28,165
Investment in unconsolidated affiliates                                                          803                  2,172
Other non-current assets                                                                      14,662                 14,680
                                                                                --------------------     ------------------
 Total assets                                                                            $ 3,849,859            $ 2,244,586
                                                                                ====================     ==================

Liabilities and stockholders' equity
Accounts payable                                                                         $    30,487            $    46,158
Accrued expenses and other liabilities                                                        15,292                 12,191
Accrued property taxes                                                                        14,349                 11,698
Accrued programming costs                                                                     37,060                 23,527
Deferred revenue                                                                               3,296                  4,069
Interest payable                                                                              17,021                 20,705
Preferred interest distribution payable                                                        5,250                  5,250
                                                                                --------------------     ------------------
 Total current liabilities                                                                   122,755                123,598

Deferred revenue                                                                              14,677                 14,605
Deferred income taxes                                                                         39,172                 60,824
Debt                                                                                       2,415,083              1,372,523
Other non-current liabilities                                                                 19,404                     --

Commitments and contingencies

Minority interest                                                                            336,643                (47,925)
Preferred interests                                                                          182,854                180,281

Stockholders' equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares
 issued and outstanding as of June 30, 2001 and December 31, 2000                                 --                     --
Common stock; $.01 par value:
Class A - 300,000,000 shares authorized; 50,031,680 and 49,957,180 shares
 issued and outstanding as of June 30, 2001 and December 31, 2000                                500                    500
Class B - 100,000,000 shares authorized; 10,165,050 and 10,226,050 shares
 issued and outstanding as of June 30, 2001 and December 31, 2000                                102                    102
Additional paid-in-capital                                                                   869,796                655,253
Accumulated deficit                                                                         (139,026)              (115,175)
Accumulated other comprehensive loss                                                         (12,101)                    --
                                                                                --------------------     ------------------
 Total stockholders' equity                                                                  719,271                540,680
                                                                                --------------------     ------------------
 Total liabilities and stockholders' equity                                              $ 3,849,859            $ 2,244,586
                                                                                ====================     ==================

                            See accompanying notes

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
              (in thousands, except share and per share amounts)


                                                            Three months ended June 30,       Six months ended June 30,
                                                                2001           2000              2001            2000
                                                            -----------    ------------      -----------     -----------
Revenue                                                     $    175,310     $   118,931     $   343,847     $   233,738

Operating costs and expenses:
 Programming and other operating costs                            58,321          41,526         112,720          78,815
 Selling, general and administrative                              39,889          23,329          78,991          51,504
 Depreciation and amortization                                    92,076          58,198         180,342         113,948
                                                            ------------     -----------     -----------     -----------
Total operating costs and expenses                               190,286         123,053         372,053         244,267
                                                            ------------     -----------     -----------     -----------

Operating loss                                                   (14,976)         (4,122)        (28,206)        (10,529)

Other income (expense):
 Gain (loss) on cable systems exchange (Note 3)                       --             (45)         34,178             (66)
 Interest expense                                                (53,610)        (27,687)       (105,018)        (54,034)
 Interest income                                                   2,315           1,745           4,366           3,618
 Other                                                              (290)            195            (517)            (35)
                                                            ------------     -----------     -----------     -----------
Total other expense, net                                         (51,585)        (25,792)        (66,991)        (50,517)

Loss before minority interest, investment activity,
 income taxes and extraordinary item                             (66,561)        (29,914)        (95,197)        (61,046)
Minority interest                                                 35,227          15,466          69,665          30,920
Equity in losses of investees                                       (657)         (1,150)         (1,369)         (2,321)
Impairment write-down of investments                              (2,069)             --          (2,069)             --
Gain on sale of equity investment                                     --              --              --          80,968
                                                            ------------     -----------     -----------     -----------
Income (loss) before income taxes and extraordinary item         (34,060)        (15,598)        (28,970)         48,521
Benefit (provision) for income taxes                              12,186           6,614          11,205         (19,247)
                                                            ------------     -----------     -----------     -----------
Income (loss) before extraordinary item                          (21,874)         (8,984)        (17,765)         29,274
Extraordinary loss from early extinguishment of debt,
 net of tax (Note 6)                                                  --              --          (6,086)             --
                                                            ------------     -----------     -----------     -----------
Net income (loss)                                                (21,874)         (8,984)        (23,851)         29,274
Accrual of preferred interests                                    (4,807)         (4,662)         (9,573)         (9,289)
                                                            ------------     -----------     -----------     -----------
Net income (loss) applicable to common stockholders         $    (26,681)    $   (13,646)    $   (33,424)    $    19,985
                                                            ============     ===========     ===========     ===========


Basic and diluted loss per share relating to
 extraordinary item                                         $         --     $        --     $      (.10)    $        --
Basic and diluted income (loss) per share                   $       (.44)    $      (.23)    $      (.56)    $       .33
Basic and diluted weighted-average shares outstanding         60,186,834      60,183,230      60,185,042      60,183,230

                            See accompanying notes

                     INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)



                                                                                                 Six months ended June 30,
                                                                                              2001                       2000
                                                                                       -----------------          -----------------
Operating activities:
 Net income (loss)                                                                      $  (23,851)                  $  29,274
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                        180,342                     113,948
      Equity in losses of investees                                                          1,369                       2,321
      Impairment of investments                                                              2,069                           -
      Gain on cable systems exchange                                                       (34,178)                          -
      Gain on sale of equity investment                                                          -                     (80,968)
      Extraordinary loss from early extinguishment of debt, net of tax                       6,086                           -
      Minority interest                                                                    (69,665)                    (30,920)
      Provision for losses on trade accounts receivable                                      5,146                       3,642
      Amortization of bond discount                                                         10,375                        (404)
      Deferred income taxes                                                                (11,508)                     16,875
      Changes in operating assets and liabilities, net of the effect of acquisitions:
             Trade accounts receivable                                                      (6,069)                     (1,516)
             Launch fund receivable                                                          7,218                         (37)
             Prepaid expenses and other assets                                               2,236                      (4,991)
             Accounts payable                                                              (15,671)                    (12,665)
             Accrued expenses and other liabilities                                         11,861                      (7,237)
                                                                                       -----------------          -----------------
 Net cash provided by operating activities                                                  65,760                      27,322
                                                                                       -----------------          -----------------

Investing activities:
 Purchase of fixed assets                                                                 (145,806)                   (115,446)
 Purchase of cable television systems, net of cash acquired                               (436,760)                     (1,718)
 Investments in equity securities                                                           (2,625)                     (5,000)
                                                                                       -----------------          -----------------
 Net cash used in investing activities                                                    (585,191)                   (122,164)
                                                                                       -----------------          -----------------

Financing activities:
 Distributions of preferred interests                                                       (7,000)                     (7,000)
 Proceeds from borrowings under credit facilities                                        1,467,000                      63,000
 Proceeds from issuance of notes                                                           220,084                           -
 Repayment of credit facilities                                                           (654,900)                     (1,000)
 Repayment of debt associated with cable system transaction                               (323,547)                          -
 Principal payment on capital leases                                                             -                         (41)
 Debt issuance costs                                                                       (18,310)                     (1,203)
                                                                                       -----------------          -----------------
 Net cash provided by financing activities                                                 683,327                      53,756
                                                                                       -----------------          -----------------

Net increase (decrease) in cash and cash equivalents                                       163,896                     (41,086)
Cash and cash equivalents, beginning of period                                              33,733                     113,511
                                                                                       -----------------          -----------------
Cash and cash equivalents, end of period                                                $  197,629                   $  72,425
                                                                                       =================          =================

Supplemental disclosure of cash flow information:
Cash paid for interest                                                                  $  105,051                   $  57,644
Cash paid for income taxes                                                                     228                         312

Supplemental disclosure of non-cash investing activities:
Contribution of cable system assets by joint venture partner                            $  981,622                   $       -

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

Insight LP owns a 50% interest in Insight Midwest, L.P. ("Insight Midwest"), which through its subsidiaries, Insight Communications Midwest, LLC ("Insight Communications Midwest"), Insight Communications of Kentucky, L.P. ("Insight Kentucky") and Insight Communications of Central Ohio, LLC ("Insight Ohio"), owns cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia. Insight LP is the general partner of Insight Midwest and effectively controls all operating and financial decisions and therefore consolidates Insight Midwest. Through Insight LP, we manage all of Insight Midwest's systems and also manage systems owned by an affiliate of AT&T Broadband, LLC, the owner of the remaining 50% interest in Insight Midwest.

On August 8, 2000, we completed the purchase of the remaining 25% common equity interest in Insight Ohio, which we previously did not own. At the same time, the Insight Ohio operating agreement was amended to provide us with 70% of its total voting power. As such, the results of Insight Ohio have been consolidated in our results for the three months and six months ended June 30, 2001 and our previously reported results for the three months and six months ended June 30, 2000 have been adjusted to give effect to such consolidation.

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

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

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

Both Insight LP and the AT&T cable subsidiaries contributed their respective systems to Insight Midwest subject to an amount of indebtedness such that Insight Midwest remains equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as the general partner of Insight Midwest and manages and operates the Insight Midwest systems. As a result of the AT&T transactions, Insight Midwest currently owns and operates cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of June 30, 2001.

As part of the AT&T transactions, we exchanged our Claremont, California cable television system, serving approximately 8,400 customers, for the AT&T cable subsidiaries' Freeport, Illinois system, serving approximately 10,000 customers, each valued at approximately $38.0 million. This system exchange was accounted for by Insight LP as a sale of its Claremont system and a purchase of the Freeport system. We recorded a gain of approximately $34.2 million in connection with this transaction.

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


4. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000 and three months ended June 30, 2000 (with 2001 results as reported), assuming each of the acquisitions and exchanges described in Note 3 occurred as of January 1, 2000 and excluding the effect of the gain on cable system exchange (Note 3) recorded in the six months ended June 30, 2001 are as follows (in thousands, except per share amounts):

                                                         Three months ended                        Six months ended
                                                               June 30,                                 June 30,
                                                       2001                 2000                 2001                2000
                                                  -------------        -------------        -------------       -------------
Revenue                                            $175,310             $164,711             $344,055             $326,286
Income (loss) before extraordinary
 item and accrual of preferred
 interests                                          (21,874)             (15,185)             (38,460)              17,419
Net income (loss) applicable to
 common shareholders                                (26,681)             (19,847)             (54,119)               8,130
Basic and diluted income (loss) per
 share                                                 (.44)                (.33)                (.90)                 .14


5. Long-Lived Assets

Fixed assets consist of:

                                                              June 30,           December 31,
                                                                2001                 2000
                                                       -----------------------------------------
                                                                     (in thousands)

Land, buildings and improvements                                 $   47,616           $   23,436
Cable television equipment                                        1,384,252            1,082,194
Furniture, fixtures and office equipment                             13,442                9,646
                                                       -----------------------------------------
                                                                  1,445,310            1,115,276
Less accumulated depreciation and amortization                     (371,840)            (294,388)
                                                       -----------------------------------------
 Total fixed assets                                              $1,073,470           $  820,888
                                                       =========================================

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Long-Lived Assets (continued)

Intangible assets consist of:

                                                                        June 30,           December 31,
                                                                           2001                 2000
                                                                        --------------------------------
                                                                             (in thousands)
              Franchise rights                                           $2,678,752           $1,396,416
              Goodwill                                                       69,354               71,267
                                                                        --------------------------------
                                                                          2,748,106            1,467,683
              Less accumulated amortization                                (279,343)            (197,051)
                                                                         --------------------------------
                 Total intangible assets                                 $2,468,763           $1,270,632
                                                                         ================================



6. Debt

Debt consists of:

                                                                        June 30,           December 31,
                                                                          2001                 2000
                                                              -----------------------------------------
                                                                            (in thousands)
              Insight Ohio Credit Facility                              $   25,000           $   25,000
              Insight Indiana Credit Facility                                    -              298,600
              Insight Kentucky Credit Facility                                   -              356,300
              Insight Midwest Holdings Credit Facility                   1,467,000                    -
              Insight Midwest 9 3/4% Senior Notes                          200,000              200,000
              Insight Midwest 10 1/2% Senior Notes                         500,000              500,000
              Insight Inc. 12 1/4% Senior Discount Notes                   400,000                    -
                                                              -----------------------------------------
                                                                         2,592,000            1,379,900
              Less unamortized discount on Notes                          (176,917)              (7,377)
                                                              -----------------------------------------
                 Total debt                                             $2,415,083           $1,372,523
                                                              =========================================

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Debt (continued)

Insight Midwest Holdings Credit Facility

On January 5, 2001, through a wholly-owned subsidiary of Insight Midwest ("Insight Midwest Holdings") which holds all of our cable television systems other than the Ohio System, we entered into a credit facility (the "Midwest Holdings Credit Facility") to finance the AT&T transactions and to repay the outstanding indebtedness under the Indiana and Kentucky Credit Facilities. The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.75 billion. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries.

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

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Debt (continued)

Debt Facility Principal Payments

As of June 30, 2001, annual principal payments required on our debt are as follows (in thousands):

          2001                                      $              -
          2002                                                 2,500
          2003                                                 3,750
          2004                                                78,750
          2005                                                81,250
          Thereafter                                       2,425,750
                                                  ------------------

               Total                                      $2,592,000
                                                  ==================

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

On January 1, 2001, our derivative financial instruments, which were obtained to manage our exposure to interest rate risk, included interest rate swap and collar agreements, which qualified as cash flow hedges. On January 1, 2001, we recorded as a component of other comprehensive loss a $1.1 million transition adjustment loss (net of $776,000 tax benefit) representing the cumulative effect of adopting SFAS No. 133. Changes in the fair value of such cash flow hedges are recognized in stockholders' equity as a component of comprehensive income. For the three and six months ended June 30, 2001, the decrease in the fair value was $1.6 million (net of $1.1 million tax benefit) and $7.4 million (net of $5.1 million tax benefit).


7. Comprehensive Loss

Comprehensive loss totaled $20.6 million and $31.7 million for the three months ended June 30, 2001 and 2000 and $36.0 million and $14.4 million for the six months ended June 30, 2001 and 2000. We own common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. In addition, we record the effective portion of certain derivatives' gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

                     INSIGHT COMMUNICATIONS COMPANY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Related Party Transactions

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $45.0 million and $88.5 million for the three months and six months ended June 30, 2001 and $25.1 million and $49.5 million for the three and six months ended June 30, 2000. As of June 30, 2001 and December 31, 2000, $20.6 million and $9.8 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.


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


10. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K as amended for the year ended December 31, 2000, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

Overview

Consistent with our strategy of pursuing value-enhancing transactions that fit our geographic and clustering strategy, on January 5, 2001, we completed a series of transactions with certain cable subsidiaries of AT&T Corp. that increased by approximately 355,000 the number of customers we serve. We refer in this report to these transactions, including related bank financing, as the "AT&T transactions." Specifically, Insight Midwest acquired:

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

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

                                                             Three Months                         Six Months
                                                            Ended June 30,                       Ended June 30,
                                                           2001              2000              2001              2000
                                                    -----------       -----------       -----------       -----------
                                                           (in thousands)                      (in thousands)
Revenue                                             $   175,310       $   118,931       $   343,847       $   233,738
Operating costs and expenses:
   Programming and other operating costs                 58,321            41,526           112,720            78,815
   Selling, general and administrative                   39,889            23,329            78,991            51,504
   Depreciation and amortization                         92,076            58,198           180,342           113,948
                                                    -----------       -----------       -----------       -----------
Total operating costs and expenses                      190,286           123,053           372,053           244,267
                                                    -----------       -----------       -----------       -----------
Operating loss                                          (14,976)           (4,122)          (28,206)          (10,529)
EBITDA                                                  109,311            68,542           245,938           212,885
Interest expense                                        (53,610)          (27,687)         (105,018)          (54,034)
Benefit from (provision for) income taxes                12,186             6,614            11,205           (19,247)
Net income (loss)                                       (21,874)           (8,984)          (23,851)           29,274
Net cash provided by (used in) operating
 activities                                              (1,110)           (8,315)           65,760            27,322
Net cash used in investing activities                    84,763            65,560           585,191           122,164
Net cash provided by financing activities                88,000            52,780           683,327            53,756

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


Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenue increased $56.4 million or 47.4% to $175.3 million for the three months ended June 30, 2001 from $118.9 million for the three months ended June 30, 2000. The increase in revenue was primarily the result of the Illinois cable systems acquired from AT&T in the AT&T transactions (the "AT&T Illinois Systems"). The incremental revenue generated by the acquisition of the AT&T Illinois Systems approximated $45.5 million, which represents 80.6% of the increase in consolidated revenue. Excluding the AT&T Illinois Systems, revenue increased 9.2% largely due to the sale of new services. Revenue for digital and high-speed data in the existing systems increased by $8.4 million, a combined 136.7% growth rate. Revenue by service offering were as follows for the three months ended June 30 (in thousands):

                                     2001                     2000
                                   Revenue                  Revenue
                                      by          % of         by         % of
                                   Service       Total      Service      Total
                                   Offering     Revenue     Offering    Revenue
                                   --------     -------     --------    -------
           Basic                $   118,148      67.4%   $    82,031     69.0%
           Premium                   14,408       8.2%        11,754      9.9%
           Pay-per-view               1,245       0.8%         2,183      1.8%
           Digital                   11,563       6.6%         3,821      3.2%
           Advertising sales         12,130       6.9%         8,644      7.3%
           Data services              8,471       4.8%         2,308      1.9%
           Other                      9,345       5.3%         8,190      6.9%
                                -----------     -----    -----------    -----

           Total                $   175,310       100%   $   118,931      100%
                                ===========     =====    ===========    =====

On a pro forma basis including the AT&T Illinois Systems, RGUs (Revenue Generating Units) were approximately 1,544,500 as of June 30, 2001 compared to approximately 1,411,300 as of June 30, 2000. This represents an annualized growth rate of 9.4%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer, including management fees, was $45.74 for the three months ended June 30, 2001 compared to $43.02 for the three months ended June 30, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $5.23 for the three months ended June 30, 2001 from $2.03 for the three months ended June 30, 2000. Excluding the AT&T Illinois Systems, the number of high-speed data service customers increased to approximately 46,400 as of June 30, 2001 from approximately 18,500 as of June 30, 2000, while digital customers increased to approximately 140,200 as of June 30, 2001 from approximately 63,800 as of June 30, 2000.

Programming and other operating costs increased $16.8 million or 40.4% to $58.3 million for the three months ended June 30, 2001 from $41.5 million for the three months ended June 30, 2000. The increase in programming and other operating costs was primarily the result of the AT&T Illinois Systems. The incremental expense resulting from the AT&T Illinois Systems approximated $15.4 million, which represents 91.6% of the increase in consolidated programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $1.4 million accounting for 8.4% of the increase, primarily as a result of increased programming rates and additional programming.

Selling, general and administrative expenses increased $16.6 million or 71.0% to $39.9 million for the three months ended June 30, 2001 from $23.3 million for the three months ended June 30, 2000. The increase in selling, general and administrative expenses was primarily the result of the AT&T Illinois Systems. The incremental selling, general and administrative expenses resulting from the AT&T Illinois Systems approximated $8.9 million, which represents 53.8% of the increase. Excluding these systems, these costs increased by approximately $7.7 million accounting for 46.2% of the increase, primarily reflecting increased marketing activity and corporate expenses associated with new product introductions.

Depreciation and amortization expense increased $33.9 million or 58.2% to $92.1 million for the three months ended June 30, 2001 from $58.2 million for the three months ended June 30, 2000. The increase in depreciation and amortization expense was primarily the result of the AT&T Illinois Systems. The incremental depreciation and amortization expense resulting from the AT&T Illinois Systems approximated $23.9 million, which represents 70.5% of the consolidated depreciation and amortization increase. Excluding these systems, depreciation and amortization increased by approximately $10.0 million accounting for 29.5% of the increase, primarily due to capital expenditures made to rebuild the existing cable equipment during previous quarters.

EBITDA increased 59.5% to $109.3 million for the three months ended June 30, 2001 from $68.5 million for the three months ended June 30, 2000 primarily as a result of a full quarter of results generated by the AT&T Illinois Systems as well as an increase of $19.8 million of minority interest.

Interest expense increased $25.9 million or 93.6% to $53.6 million for the three months ended June 30, 2001 from $27.7 million for the three months ended June 30, 2000. The increase in interest expense was primarily the result of higher outstanding debt resulting from the AT&T Illinois Systems and funding of capital expenditures during the past year.

The benefit for income taxes was $12.2 million and $6.6 million for the three months ended June 30, 2001 and 2000, representing effective tax rates of 35.8% and 42.4%.

For the three months ended June 30, 2001, the net loss was $21.9 million primarily for the reasons set forth above.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenue increased $110.1 million or 47.1% to $343.8 million for the six months ended June 30, 2001 from $233.7 million for the six months ended June 30, 2000. The increase in revenue was primarily the result of the AT&T Illinois Systems. The incremental revenue generated by the AT&T Illinois Systems approximated $90.1 million, which represents 81.8% of the increase in consolidated revenue. Excluding the AT&T Illinois Systems, revenue increased 8.6% largely due to the sale of new services. Revenue for digital and high-speed data in the existing systems increased by $14.7 million, a combined 135.6% growth rate. Revenue by service offering were as follows for the six months ended June 30 (in thousands):

                                   2001                      2000
                                 Revenue                   Revenue
                                    by          % of          by         % of
                                 Service       Total       Service      Total
                                 Offering     Revenue      Offering    Revenue
                                 --------     -------      --------    -------
            Basic               $ 234,936       68.3%     $ 163,287      69.9%
            Premium                29,413        8.6%        23,578      10.1%
            Pay-per-view            2,531        0.8%         3,749       1.6%
            Digital                21,083        6.1%         7,079       3.0%
            Advertising sales      21,729        6.3%        16,211       6.9%
            Data services          14,947        4.3%         3,781       1.6%
            Other                  19,208        5.6%        16,053       6.9%
                                ---------      -----      ---------     -----

            Total               $ 343,847        100%     $ 233,738       100%
                                =========      =====      =========     =====

On a pro forma basis including the AT&T Illinois Systems, RGUs were approximately 1,544,500 as of June 30, 2001 compared to approximately 1,411,300 as of June 30, 2000. This represents an annualized growth rate of 9.4%.

Average monthly revenue per basic customer, including management fees, was $44.88 for the six months ended June 30, 2001 compared to $42.24 for the six months ended June 30, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $4.70 for the six months ended June 30, 2001 from $1.79 for the six months ended June 30, 2000. Excluding the AT&T Illinois Systems, the number of high-speed data service customers increased to approximately 46,400 as of June 30, 2001 from approximately 18,500 as of June 30, 2000, while digital customers increased to approximately 140,200 as of June 30, 2001 from approximately 63,800 as of June 30, 2000.

Programming and other operating costs increased $33.9 million or 43.0% to $112.7 million for the six months ended June 30, 2001 from $78.8 million for the six months ended June 30, 2000. The increase in programming and other operating costs was primarily the result of the AT&T Illinois Systems. The incremental expense resulting from the AT&T Illinois Systems approximated $29.9 million, which represents 88.3% of the increase in consolidated programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $4.0 million accounting for 11.7% of the increase, primarily as a result of increased programming rates and additional programming.

Selling, general and administrative expenses increased $27.5 million or 53.4% to $79.0 million for the six months ended June 30, 2001 from $51.5 million for the six months ended June 30, 2000. The increase in selling, general and administrative expenses was primarily the result of the AT&T Illinois Systems. The incremental selling, general and administrative expenses resulting from the AT&T Illinois systems approximated $15.9 million, which represents 57.8% of the increase. Excluding these systems, these costs increased by approximately $11.6 million accounting for approximately 42.2% of the total increase, primarily reflecting increased marketing activity and corporate expenses associated with new product introductions.

Depreciation and amortization expense increased $66.4 million or 58.3% to $180.3 million for the six months ended June 30, 2001 from $113.9 million for the six months ended June 30, 2000. The increase in depreciation and amortization expense was primarily the result of the AT&T Illinois Systems. The incremental depreciation and amortization expense resulting from the AT&T Illinois Systems approximated $44.9 million, which represents 67.7% of the consolidated depreciation and amortization increase. Excluding these systems, depreciation and amortization increased by approximately $21.4 million accounting for 32.3% of the increase, primarily due to capital expenditures made to rebuild the existing cable equipment during previous quarters.

EBITDA increased 15.5% to $245.9 million for the six months ended June 30, 2001 from $212.9 million for the six months ended June 30, 2000. This increase was primarily the result of a full quarter of results generated by the AT&T Illinois Systems, a $34.2 million gain on a cable system exchange as well as an increase of $38.7 million of minority interest. These increases were offset by an $81.0 million gain on sale of equity investments recorded during the six months ended June 30, 2000 and a $6.1 million extraordinary loss recorded during the six months ended June 30, 2001 due to early extinguishments of debt.

Interest expense increased $51.0 million or 94.4% to $105.0 million for the six months ended June 30, 2001 from $54.0 million for the six months ended June 30, 2000. The increase in interest expense was primarily the result of higher outstanding debt resulting from the AT&T Illinois Systems and funding of capital expenditures during the past year.

The benefit (provision) for income taxes was $11.2 million and $(19.2) million for the six months ended June 30, 2001 and 2000, representing effective tax rates of 38.7% and 39.7%.

For the six months ended June 30, 2001, the net loss was $23.9 million primarily for the reasons set forth above.

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

For the six months ended June 30, 2001 and June 30, 2000, we spent $145.8 million and $115.4 million in capital expenditures largely to support our plant rebuild, digital converter purchases and to a lesser extent network extensions. We will continue to incur capital expenditures particularly for success-based deployment of new services, including telephone services and for the upgrade of the Illinois cable television systems, which involve the use of fiber optics and other capital projects associated with implementing our clustering strategy.

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

On February 6, 2001, we completed an offering of $400.0 million principal amount at maturity of 12 1/4% senior discount notes due 2011. These notes were issued at a discount to their principal amount at maturity resulting in gross proceeds to us of approximately $220.1 million. We utilized approximately $20.2 million of the proceeds to repay the outstanding amount of an inter-company loan from Insight Midwest, which we incurred in connection with the financing of the AT&T transactions. In turn, Insight Midwest applied these proceeds against it's outstanding senior bank credit facility borrowings. We intend to use the remaining proceeds for general corporate purposes, including joint ventures and/or strategic acquisitions. No cash interest on the discount notes will accrue prior to February 15, 2006. Thereafter, cash interest on the discount notes will accrue and be payable on February 15 and August 15 of each year, commencing August 15, 2006. The initial accreted value of the discount notes of approximately $220.1 million will increase until February 15, 2006 such that the accreted value will equal the principal amount of $400.0 million on February 15, 2006.

Cash provided by operations for the six months ended June 30, 2001 and 2000 was $65.8 million and $27.3 million. The increase was primarily attributable to the AT&T Illinois Systems, the timing of payments against accounts payable and accrued expense balances and an increase in receipts of launch funds from programmers partially offset by an increase in accounts receivable balances.

Cash used in investing activities for the six months ended June 30, 2001 and 2000 was $585.2 million and $122.2 million. The increase was primarily attributable to the purchase of cable television systems, net of cash acquired.

Cash provided by financing activities for the six months ended June 30, 2001 and 2000 was $683.3 million and $53.8 million. The increase was primarily attributable to net borrowings from credit facilities and issuance of notes partially offset by repayment of debt associated with the purchase of cable television systems.

As of June 30, 2001, we had aggregate consolidated indebtedness of $2.42 billion, including $1.49 billion outstanding under senior bank credit facilities. The senior bank credit facilities consisted of:

     . $1.75 billion Midwest Holdings Credit Facility maturing in 2009, which will be utilized to support Insight Midwest's operations and build-out, of which $1.47 billion was borrowed. The remaining availability of $283.0 million will be used to support the aforementioned capital expenditures; and

     . $25.0 million Insight Ohio Credit Facility maturing in 2004, which was fully-borrowed.

The weighted average interest rate for amounts outstanding under our senior credit facilities as of June 30, 2001 was 6.4%. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios and contain customary events of default.

We believe that the Midwest Holdings credit facility and our cash flow from operations are sufficient to support our current operating plan. We intend to draw upon the $283.0 million of unused availability under the Midwest Holdings credit facility as discussed above to fund any shortfall resulting from the inability of Insight Midwest's cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. In addition, as a result of our February 2001 offering of notes, we could provide additional funding support to Insight Midwest.


Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We are currently reviewing the impact of these standards and will be performing a fair value analysis at a later date in connection with the adoption of SFAS No. 142 on January 1, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of June 30, 2001, our interest rate swap and collar agreements expire in varying amounts through July 2003.

The fair market value and carrying value of our Notes was $959.5 million and $923.1 million as of June 30, 2001. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2001, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(14.4) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

As of June 30, 2001, we had entered into interest rate swaps that approximated $625.0 million, or 42.6%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $8.7 million.

                                    PART II
                               OTHER INFORMATION

Item 2. Changes in Securities

During the three months ended June 30, 2001, we granted stock options to certain of our employees and external consultants to purchase an aggregate of 100,848 shares of Class A common stock. The grants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

Item 4. Submission of Matters to a Vote of Security Holders.


On May 7, 2001, we held our annual meeting of stockholders to (i) elect seven directors to serve for a term of one year and (ii) ratify the selection of our independent auditors for the year ending December 31, 2001.

The following individuals were elected to serve as directors for a term of one year:

                                 Vote For                Vote Withheld
                              -------------             ---------------
Sidney R. Knafel               118,085,044                  5,214,944
Michael S. Willner             116,845,966                  6,454,022
Kim D. Kelly                   118,085,903                  5,214,085
Thomas L. Kempner              123,024,748                    275,240
James S. Marcus                123,024,798                    275,190
Prakash A. Melwani             123,026,473                    273,515
Daniel S. O'Connell            123,026,573                    273,415


These individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.

The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2001. The result of the vote was as follows: 123,078,092 votes were for the selection and 217,915 votes were against the selection.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Form of Amended and Restated Non-Recourse Secured Promissory Note dated April 1, 2001.


(b)  Reports on Form 8-K:

We filed the following reports on Form 8-K during the three months ended June 30, 2001:

                        Date Report
   Date of Report      Filed with SEC                   Items Reported
 ------------------  ------------------  ---------------------------------------------------
   June 13, 2001       June 13, 2001      Item 5 - Other Events
                                          Item 7 - Financial Statements, Pro Forma Financial
                                                   Information and Exhibits
                                          Item 9 - Regulation FD Disclosure

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INSIGHT COMMUNICATIONS COMPANY, INC.



Date:  August 10, 2001            By: /S/ Kim D. Kelly
                                  ----------------------
                                  Kim D. Kelly
                                  Executive Vice President and Chief Financial
                                  & Operating Officer
                                  (Principal Financial and Accounting Officer)