Form 10-Q
period 2001-09-30
INSIGHT COMMUNICATIONS CO INC
filed 2001-11-13
CIK 1084421

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001

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

                             -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___
                                             ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at November 5, 2001
         ----------------------------------      -------------------------------
         Class A Common Stock, $.01 Par Value              50,186,323
         Class B Common Stock, $.01 Par Value              10,027,537

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

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                      September 30,   December 31,
                                                                                          2001            2000
                                                                                     -------------   -------------
Assets                                                                                (unaudited)       (Note 2)
Cash and cash equivalents                                                             $   220,057    $    33,733
Investments                                                                                17,472         27,846
Trade accounts receivable, net of allowance for doubtful accounts of $1,013 and
   $1,326 as of September 30, 2001 and December 31, 2000                                   26,960         18,169
Launch funds receivable                                                                     7,542         16,123
Prepaid expenses and other assets                                                          12,253         12,178
                                                                                      -----------    -----------
   Total current assets                                                                   284,284        108,049

Fixed assets, net                                                                       1,112,414        820,888
Intangible assets, net                                                                  2,420,472      1,270,632
Deferred financing costs, net of accumulated amortization of $4,423 and $3,537 as
   of September 30, 2001 and December 31, 2000                                             33,886         28,165
Other non-current assets                                                                   15,396         16,852
                                                                                      -----------    -----------
   Total assets                                                                       $ 3,866,452    $ 2,244,586
                                                                                      ===========    ===========

Liabilities and stockholders' equity

Accounts payable                                                                      $    49,045    $    46,158
Accrued expenses and other liabilities                                                     19,334         12,191
Accrued property taxes                                                                     13,612         11,698
Accrued programming costs                                                                  29,404         23,527
Deferred revenue                                                                            2,253          4,069
Interest payable                                                                           26,660         20,705
Debt                                                                                        1,875           --
Preferred interest distribution payable                                                     1,750          5,250
                                                                                      -----------    -----------
   Total current liabilities                                                              143,933        123,598

Deferred revenue                                                                           14,677         14,605
Deferred income taxes                                                                      19,794         60,824
Debt                                                                                    2,480,299      1,372,523
Other non-current liabilities                                                              31,802           --

Commitments and contingencies

Minority interest                                                                         304,873        (47,925)
Preferred interests                                                                       184,201        180,281

Stockholders' equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued
   and outstanding as of September 30, 2001 and December 31, 2000                            --             --
Common stock; $.01 par value:
   Class A - 300,000,000 shares authorized; 50,068,496 and 49,957,180 shares issued
     and outstanding as of September 30, 2001 and December 31, 2000                           501            500
   Class B - 100,000,000 shares authorized; 10,145,364 and 10,226,050 shares issued
     and outstanding as of September 30, 2001 and December 31, 2000                           101            102
Additional paid-in-capital                                                                865,351        655,253
Accumulated deficit                                                                      (159,176)      (115,175)
Accumulated other comprehensive loss                                                      (19,904)          --
                                                                                      -----------    -----------
   Total stockholders' equity                                                             686,873        540,680
                                                                                      -----------    -----------
   Total liabilities and stockholders' equity                                         $ 3,866,452    $ 2,244,586
                                                                                      ===========    ===========


                             See accompanying notes

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
               (in thousands, except share and per share amounts)


                                                             Three months ended September 30,    Nine months ended September 30,
                                                                  2001             2000               2001             2000
                                                             --------------  ---------------     --------------   --------------
Revenue                                                      $    177,393      $    119,275      $    521,240      $    353,013

Operating costs and expenses:
   Programming and other operating costs                           65,927            42,342           194,068           127,288
   Selling, general and administrative                             31,354            22,715            94,924            68,296
   Depreciation and amortization                                   94,234            62,253           274,576           175,993
                                                             ------------      ------------      ------------      ------------
Total operating costs and expenses                                191,515           127,310           563,568           371,577
                                                             ------------      ------------      ------------      ------------

Operating loss                                                    (14,122)           (8,035)          (42,328)          (18,564)

Other income (expense):
   Gain on cable systems exchange (Note 3)                             --                --            34,178                --
   Interest expense                                               (52,591)          (28,645)         (157,609)          (82,679)
   Interest income                                                  1,409             1,553             5,775             5,171
   Other                                                             (117)             (122)             (634)               15
                                                             ------------      ------------      ------------      ------------
Total other expense, net                                          (51,299)          (27,214)         (118,290)          (77,493)

Loss before minority interest, investment activity, income
   taxes and extraordinary item                                   (65,421)          (35,249)         (160,618)          (96,057)
Minority interest                                                  31,600            16,682           101,265            49,032
Equity in losses of investees                                        (455)             (709)           (1,824)           (3,030)
Impairment write-down of investments                                   --                --            (2,069)               --
Gain on sale of equity investment                                      --                --                --            80,937
                                                             ------------      ------------      ------------      ------------

Income (loss) before income taxes and extraordinary item          (34,276)          (19,276)          (63,246)           30,882
Benefit (provision) for income taxes                               14,126             7,394            25,331           (13,490)
                                                             ------------      ------------      ------------      ------------

Income (loss) before extraordinary item                           (20,150)          (11,882)          (37,915)           17,392
Extraordinary loss from early extinguishment of debt, net
   of tax (Note 6)                                                     --                --            (6,086)               --
                                                             ------------      ------------      ------------      ------------
Net income (loss)                                                 (20,150)          (11,882)          (44,001)           17,392
Accrual of preferred interests                                     (4,848)           (4,699)          (14,421)          (13,988)
                                                             ------------      ------------      ------------      ------------
Net income (loss) applicable to common stockholders          $    (24,998)     $    (16,581)     $    (58,422)     $      3,404
                                                             ============      ============      ============      ============

Basic and diluted loss per share relating to
   Extraordinary item                                        $         --      $         --      $       (.10)     $         --
Basic and diluted income (loss) per share                    $       (.42)     $       (.28)     $       (.97)     $        .06
Basic and diluted weighted-average shares outstanding          60,207,656        59,217,857        60,192,627        56,733,333


                             See accompanying notes

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                      Nine months ended September 30,
                                                                                           2001           2000
                                                                                       -----------    -----------
Operating activities:

   Net income (loss)                                                                   $   (44,001)   $    17,392
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                         274,576        175,993
     Equity in losses of investees                                                           1,824          3,030
     Impairment of investments                                                               2,069             --
     Gain on cable systems exchange                                                        (34,178)            --
     Gain on sale of equity investment                                                          --        (80,937)
     Extraordinary loss from early extinguishment of debt, net of tax                        6,086             --
     Minority interest                                                                    (101,265)       (49,032)
     Provision for losses on trade accounts receivable                                       8,827          6,628
     Contribution of stock to 401(k) Plan                                                      403             --
     Non-cash interest expense on capital lease                                                114             --
     Amortization of note discount                                                          17,467           (620)
     Deferred income taxes                                                                 (25,789)        12,978
     Changes in operating assets and liabilities, net of the effect of acquisitions:
       Trade accounts receivable                                                           (14,100)        (8,285)
       Launch fund receivable                                                                8,581           (504)
       Prepaid expenses and other assets                                                       175          1,113
       Accounts payable                                                                      2,887         (7,983)
       Accrued expenses and other liabilities                                               15,940        (16,492)
                                                                                       -----------    -----------
   Net cash provided by operating activities                                               119,616         53,281
                                                                                       -----------    -----------

Investing activities:
   Purchase of fixed assets                                                               (230,211)      (195,304)
   Investment in equity securities                                                          (2,825)        (5,000)
   Purchase of cable television systems, net of cash acquired                             (436,760)        (1,718)
                                                                                       -----------    -----------
   Net cash used in investing activities                                                  (669,796)      (202,022)
                                                                                       -----------    -----------

Financing activities:
   Distributions of preferred interests                                                    (14,000)       (14,000)
   Proceeds from borrowings under credit facilities                                      1,527,000         95,000
   Proceeds from issuance of notes                                                         220,084             --
   Exercise of stock options                                                                   223             --
   Repayment of credit facilities                                                         (654,900)        (1,000)
   Repayment of debt associated with cable system transaction                             (323,547)            --
   Principal payments on capital lease                                                         (46)           (41)
   Debt issuance costs                                                                     (18,310)        (1,362)
                                                                                       -----------    -----------
   Net cash provided by financing activities                                               736,504         78,597
                                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents                                       186,324        (70,144)
Cash and cash equivalents, beginning of period                                              33,733        113,511
                                                                                       -----------    -----------
Cash and cash equivalents, end of period                                               $   220,057    $    43,367
                                                                                       ===========    ===========


                             See accompanying notes

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

The accompanying consolidated financial statements include our accounts and those of our wholly-owned subsidiary, Insight LP.

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

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001 or any other interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Both Insight LP and the AT&T cable subsidiaries contributed their respective systems to Insight Midwest subject to an amount of indebtedness such that Insight Midwest remains equally owned by Insight LP and AT&T Broadband. Insight LP continues to serve as the general partner of Insight Midwest and manages and operates the Insight Midwest systems. As a result of the AT&T transactions, Insight Midwest currently owns and operates cable television systems in Indiana, Kentucky, Illinois, Ohio and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of September 30, 2001.

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

4. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the nine months ended September 30, 2001 and 2000 and three months ended September 30, 2000 (with 2001 results as reported), assuming each of the acquisitions and exchanges described in Note 3 occurred as of January 1, 2000 and excluding the effect of the gain on cable system exchange (Note 3) recorded in the nine months ended September 30, 2001 are as follows (in thousands, except per share amounts):

                                                     Three months ended          Nine months ended
                                                       September 30,                September 30,
                                                   2001          2000            2001          2000
                                               -----------    ----------      -----------    -----------
Revenue                                        $   177,393    $  168,554      $   521,448    $   494,840
Income (loss) before extraordinary item
   and accrual of preferred interests              (34,276)      (16,232)         (58,466)         1,187
Net loss applicable to common
    shareholders                                   (24,998)      (20,931)         (78,973)       (12,801)
Basic and diluted loss per share                      (.42)         (.35)           (1.31)          (.23)


5. Long-Lived Assets

Fixed assets consist of:

                                                      September 30,        December 31,
                                                          2001                2000
                                                     ------------------------------------
                                                               (in thousands)
Land, buildings and improvements                     $        49,172     $        23,436
Cable television equipment                                 1,465,428           1,082,194
Furniture, fixtures and office equipment                      13,742               9,646
                                                     ------------------------------------
                                                           1,528,342           1,115,276
Less accumulated depreciation and amortization              (415,928)           (294,388)
                                                     ------------------------------------
   Total fixed assets                                $     1,112,414     $       820,888
                                                     ====================================

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. Long-Lived Assets (continued)

Intangible assets consist of:

                                                      September 30,     December 31,
                                                         2001               2000
                                                     -------------------------------
                                                              (in thousands)
        Franchise rights                             $   2,679,642     $  1,396,416
        Goodwill                                            69,354           71,267
                                                     -------------------------------
                                                         2,748,996        1,467,683
        Less accumulated amortization                     (328,524)        (197,051)
                                                     -------------------------------
           Total intangible assets                   $   2,420,472     $  1,270,632
                                                     ===============================

6. Debt

Debt consists of:

                                                       September 30,   December 31,
                                                           2001            2000
                                                     -------------------------------
                                                     (in thousands)

        Insight Ohio Credit Facility                  $     25,000     $     25,000
        Insight Indiana Credit Facility                          -          298,600
        Insight Kentucky Credit Facility                         -          356,300
        Insight Midwest Holdings Credit Facility         1,527,000                -
        Insight Midwest 9 3/4% Senior Notes                200,000          200,000
        Insight Midwest 10 1/2% Senior Notes               500,000          500,000
        Insight Inc. 12 1/4% Senior Discount Notes         400,000                -
                                                     -------------------------------
                                                         2,652,000        1,379,900
        Less unamortized discount on notes                (169,826)          (7,377)
                                                     -------------------------------
             Total debt                               $  2,482,174     $  1,372,523
                                                     ===============================

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

Insight Midwest 10 1/2% Senior Notes

In September 2001, Insight Midwest and Insight Capital, Inc. completed an exchange offer pursuant to which the 10 1/2% Senior Notes, issued in November 2000, were exchanged for identical notes registered under the Securities Act of 1933.

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

In September 2001, we completed an exchange offer pursuant to which the 12 1/4% Senior Discount Notes, issued in February 2001, were exchanged for identical notes registered under the Securities Act of 1933.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. Debt (continued)

Debt Facility Principal Payments

As of September 30, 2001, annual principal payments required on our debt are as follows (in thousands):

                  2001                   $          -
                  2002                          2,500
                  2003                          3,750
                  2004                         78,750
                  2005                         81,250
                  Thereafter                2,485,750
                                         ------------
                            Total        $  2,652,000
                                         ============

Interest Rate Swap and Collar Agreements

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137 and No. 138, became effective for us beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value.

On January 1, 2001, our derivative financial instruments, which were obtained to manage our exposure to interest rate risk, included interest rate swap and collar agreements, which qualified as cash flow hedges. On January 1, 2001, we recorded as a component of other comprehensive loss a $1.1 million transition adjustment loss (net of $776,000 tax benefit) representing the cumulative effect of adopting SFAS No. 133. Changes in the fair value of such cash flow hedges are recognized in stockholders' equity as a component of comprehensive loss. For the three and nine months ended September 30, 2001, the decrease in the fair value was $7.3 million (net of $5.1 million tax benefit) and $14.7 million (net of $10.2 million tax benefit).

7. Comprehensive Loss

Comprehensive loss totaled $27.0 million and $12.6 million for the three months ended September 30, 2001 and 2000 and $63.0 million and $27.0 million for the nine months ended September 30, 2001 and 2000. We own common stock that is classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. In addition, we record the effective portion of certain derivatives' gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.  Related Party Transactions

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $26.5 million and $81.6 million for the three months and nine months ended September 30, 2001 and $15.0 million and $42.7 million for the three and nine months ended September 30, 2000. As of September 30, 2001 and December 31, 2000, $10.9 million and $9.8 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and identifies the methods to be used in determining fair value. We are currently reviewing the impact of this standard and will be performing an analysis at a later date in connection with the adoption of SFAS No. 144 on January 1, 2002.
                                       11

                      INSIGHT COMMUNICATIONS COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.  Subsequent Event

On September 28, 2001, At Home Corporation ("@Home"), the provider of high-speed data services for all of our upgraded systems except for those located in Ohio, filed for protection under Chapter 11 of the Bankruptcy Code. In October 2001, for the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we agreed to modify certain terms of our agreement with @Home. We are continuing to monitor the bankruptcy proceeding. We believe that our upgraded infrastructure provides us with the capability of entering into arrangements with other high-speed data providers in the event that this situation is not resolved to our satisfaction. We are currently in the process of evaluating alternative solutions. We are unable to predict the outcome of the bankruptcy proceeding, whether it would result in a sale of @Home's assets to a third party or in liquidation, and the ultimate affect any such outcome would have on our existing agreement and ultimately our ability to continue to provide high-speed data services.

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

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

                                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                                              2001              2000               2001               2000
                                                         ---------------    --------------    ---------------    ---------------
                                                                  (in thousands)                       (in thousands)
Revenue                                                    $   177,393        $   119,275      $   521,240       $    353,013
Operating costs and expenses:
     Programming and other operating costs                      65,927             42,342          194,068            127,288
     Selling, general and administrative                        31,354             22,715           94,924             68,296
     Depreciation and amortization                              94,234             62,253          274,576            175,993
                                                           -----------        -----------      -----------       ------------
Total operating costs and expenses                             191,515            127,310          563,568            371,577
                                                           -----------        -----------      -----------       ------------
 Operating loss                                                (14,122)            (8,035)         (42,328)           (18,564)
EBITDA                                                         111,140             70,069          357,078            284,383
Interest expense                                               (52,591)           (28,645)        (157,609)           (82,679)
Income tax benefit (provision)                                  14,126              7,394           25,331            (13,490)
Net income (loss)                                              (20,150)           (11,882)         (44,001)            17,392
Net cash provided by operating activities                       53,856             25,959          119,616             53,281
Net cash used in investing activities                           84,605             79,858          669,796            202,022
Net cash provided by financing activities                       53,177             24,841          736,504             78,597

EBITDA represents earnings before interest, taxes, depreciation and amortization. Our management believes that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. EBITDA, as computed by management, is not necessarily comparable to similarly titled amounts of other companies. Refer to our financial statements, including our statements of cash flows, which appear elsewhere in this quarterly report.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue increased $58.1 million or 48.7% to $177.4 million for the three months ended September 30, 2001 from $119.3 million for the three months ended September 30, 2000. The increase in revenue was primarily the result of the Illinois cable systems acquired from AT&T in the AT&T transactions (the "AT&T Illinois Systems"). The incremental revenue generated by the acquisition of the AT&T Illinois Systems approximated $44.8 million, which represents 77.1% of the increase in consolidated revenue. Excluding the AT&T Illinois Systems, revenue increased 11.1% largely due to the sale of new services. Revenue for digital and high-speed data in the existing systems increased by $9.3 million, a combined 132.2% growth rate. Revenue by service offering were as follows for the three months ended September 30 (in thousands):

                                       2001                         2001
                                     Revenue                       Revenue
                                        by                            by
                                     Service       % of Total      Service     % of Total
                                     Offering        Revenue       Offering      Revenue
                                    ----------     -----------    ----------   -----------
          Basic                    $  119,341        67.3%      $   82,907        69.5%
          Premium                      14,178         8.0%          11,443         9.6%
          Pay-per-view                    873          .5%           1,409         1.2%
          Digital                      12,085         6.8%           4,036         3.4%
          Advertising sales            11,742         6.6%           8,127         6.8%
          Data services                 9,863         5.6%           2,971         2.5%
          Other                         9,311         5.2%           8,382         7.0%
                                   ----------     -------       ----------     -------

          Total                    $  177,393       100.0%      $  119,275       100.0%
                                   ==========     =======       ==========     =======

On a pro forma basis including the AT&T Illinois Systems, RGUs (Revenue Generating Units) were approximately 1,590,000 as of September 30, 2001 compared to approximately 1,436,200 as of September 30, 2000. This represents an annualized growth rate of 10.7%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer, including management fee income, was $46.46 for the three months ended September 30, 2001 compared to $43.46 for the three months ended September 30, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $5.75 for the three months ended September 30, 2001 from $2.55 for the three months ended September 30, 2000. Excluding the AT&T Illinois Systems, the number of high-speed data service customers increased to approximately 59,500 as of September 30, 2001 from approximately 23,700 as of September 30, 2000, while digital customers increased to approximately 182,300 as of September 30, 2001 from approximately 73,200 as of September 30, 2000.

Programming and other operating costs increased $23.6 million or 55.7% to $65.9 million for the three months ended September 30, 2001 from $42.3 million for the three months ended September 30, 2000. The increase in programming and other operating costs was primarily the result of the acquisition of the AT&T Illinois Systems. The incremental expense resulting from the AT&T Illinois Systems approximated $15.8 million, which represents 67.1% of the increase in consolidated programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $7.8 million or 18.3%, primarily as a result of increased programming rates and additional programming.

Selling, general and administrative expenses increased $8.6 million or 38.0% to $31.3 million for the three months ended September 30, 2001 from $22.7 million for the three months ended September 30, 2000. The increase in selling, general and administrative expenses was primarily the result of the acquisition of the AT&T Illinois Systems. The incremental selling, general and administrative expenses resulting from the AT&T Illinois Systems approximated $6.2 million, which represents 71.7% of the increase. Excluding these systems, selling, general and administrative costs increased by approximately $2.4 million or 10.8%, primarily reflecting increased marketing activity and corporate expenses associated with new service introductions.

Depreciation and amortization expense increased $32.0 million or 51.4% to $94.2 million for the three months ended September 30, 2001 from $62.3 million for the three months ended September 30, 2000. The increase in depreciation and amortization expense was primarily the result of the acquisition of the AT&T Illinois Systems. The incremental depreciation and amortization expense resulting from the AT&T Illinois Systems approximated $24.3 million, which represents 75.9% of the consolidated depreciation and amortization increase. Excluding these systems, depreciation and amortization increased by approximately $7.7 million or 12.4%, primarily due to capital expenditures made to rebuild the existing cable equipment during previous quarters.

EBITDA increased 58.6% to $111.1 million for the three months ended September 30, 2001 from $70.0 million for the three months ended September 30, 2000 primarily due to the results generated by the AT&T Illinois Systems as well as an increase of $14.9 million of minority interest.

Interest expense increased $23.9 million or 83.6% to $52.6 million for the three months ended September 30, 2001 from $28.6 million for the three months ended September 30, 2000. The increase in interest expense was primarily the result of higher outstanding debt resulting from the acquisition of the AT&T Illinois Systems and funding of capital expenditures during the past year.

The benefit for income taxes was $14.1 million and $7.4 million for the three months ended September 30, 2001 and 2000, representing effective tax rates of 41.2% and 38.4%.

For the three months ended September 30, 2001, the net loss was $20.2 million primarily for the reasons set forth above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenue increased $168.2 million or 47.7% to $521.2 million for the nine months ended September 30, 2001 from $353.0 million for the nine months ended September 30, 2000. The increase in revenue was primarily the result of the acquisition of the AT&T Illinois Systems. The incremental revenue generated by the AT&T Illinois Systems approximated $134.9 million, which represents 80.2% of the increase in consolidated revenue. Excluding the AT&T Illinois Systems, revenue increased 9.4% largely due to the sale of new services. Revenue for digital and high-speed data in the existing systems increased by $24.0 million, a combined 134.7% growth rate. Revenue by service offering were as follows for the nine months ended September 30 (in thousands):

                                          2001                         2001
                                       Revenue by                   Revenue by
                                        Service      % of Total      Service       % of Total
                                       Offering       Revenue       Offering        Revenue
                                     ------------  -------------  -------------   ------------
           Basic                     $  354,277         68.0%      $  246,194         69.7%
           Premium                       43,591          8.4%          35,020          9.9%
           Pay-per-view                   3,405           .6%           5,158          1.5%
           Digital                       33,152          6.4%          11,075          3.1%
           Advertising sales             33,472          6.4%          24,339          6.9%
           Data services                 24,810          4.8%           6,753          1.9%
           Other                         28,533          5.4%          24,474          7.0%
                                    -----------      -------       ----------      -------

           Total                    $   521,240        100.0%      $  353,013        100.0%
                                    ===========      =======       ==========      =======


Average monthly revenue per basic customer, including management fee income, was $45.37 for the nine months ended September 30, 2001 compared to $42.53 for the nine months ended September 30, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $5.04 for the nine months ended September 30, 2001 from $2.15 for the nine months ended September 30, 2000. Excluding the AT&T Illinois Systems, the number of high-speed data service customers increased to approximately 59,500 as of September 30, 2001 from approximately 23,700 as of September 30, 2000, while digital customers increased to approximately 182,300 as of September 30, 2001 from approximately 73,200 as of September 30, 2000.

Programming and other operating costs increased $66.8 million or 52.5% to $194.1 million for the nine months ended September 30, 2001 from $127.3 million for the nine months ended September 30, 2000. The increase in programming and other operating costs was primarily the result of the acquisition of the AT&T Illinois Systems. The incremental expense resulting from the AT&T Illinois Systems approximated $47.7 million, which represents 69.9% of the increase in consolidated programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $20.1 million or 15.8%, primarily as a result of increased programming rates and additional programming.

Selling, general and administrative expenses increased $26.6 million or 39.0% to $94.9 million for the nine months ended September 30, 2001 from $68.3 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses was primarily the result of the acquisition of the AT&T Illinois Systems. The incremental selling, general and administrative expenses resulting from the AT&T Illinois systems approximated $20.2 million, which represents 75.8% of the increase. Excluding these systems, selling, general and administrative costs increased by approximately $6.5 million or 9.5%, primarily reflecting increased marketing activity and corporate expenses associated with new service introductions.

Depreciation and amortization expense increased $98.6 million or 56.0% to $274.6 million for the nine months ended September 30, 2001 from $176.0 million for the nine months ended September 30, 2000. The increase in depreciation and amortization expense was primarily the result of the acquisition of the AT&T Illinois Systems. The incremental depreciation and amortization expense resulting from the AT&T Illinois Systems approximated $69.3 million, which represents 70.3% of the consolidated depreciation and amortization increase. Excluding these systems, depreciation and amortization increased by approximately $29.3 million or 16.6%, primarily due to capital expenditures made to rebuild the existing cable equipment during previous quarters.

EBITDA increased 25.6% to $357.1 million for the nine months ended September 30, 2001 from $284.4 million for the nine months ended September 30, 2000. This increase was primarily due to the results generated by the AT&T Illinois Systems, a $34.2 million gain on a cable system exchange as well as an increase of $52.2 million of minority interest. These increases were offset by an $81.0 million gain on sale of equity investments recorded during the nine months ended September 30, 2000 and a $6.1 million extraordinary loss recorded during the nine months ended September 30, 2001 due to early extinguishments of debt.

Interest expense increased $74.9 million or 90.6% to $157.6 million for the nine months ended September 30, 2001 from $82.7 million for the nine months ended September 30, 2000. The increase in interest expense was primarily the result of higher outstanding debt resulting from the acquisition of the AT&T Illinois Systems and funding of capital expenditures during the past year.

The benefit (provision) for income taxes was $25.3 million and $(13.5) million for the nine months ended September 30, 2001 and 2000, representing effective tax rates of 40.1% and 43.7%.

For the nine months ended September 30, 2001, the net loss was $44.0 million primarily for the reasons set forth above.

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

For the nine months ended September 30, 2001 and September 30, 2000, we spent $230.2 million and $195.3 million in capital expenditures largely to support our plant rebuild including interactive technology and telephone services, digital converter and modem purchases and, to a lesser extent, network extensions. We will continue to incur capital expenditures particularly for success-based deployment of new services, including telephone services and for the upgrade of the Illinois cable television systems, which involve the use of fiber optics and other capital projects associated with implementing our clustering strategy.

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

Cash provided by operations for the nine months ended September 30, 2001 and 2000 was $119.6 million and $53.3 million. The increase was primarily attributable to the AT&T Illinois Systems and timing changes in working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $669.8 million and $202.0 million. The increase was primarily attributable to the purchase of cable television systems, net of cash acquired.

Cash provided by financing activities for the nine months ended September 30, 2001 and 2000 was $736.5 million and $78.6 million. The increase was primarily attributable to net borrowings from credit facilities and issuance of notes partially offset by repayment of debt associated with the purchase of cable television systems.

As of September 30, 2001, we had aggregate consolidated indebtedness of $2.48 billion, including $1.55 billion outstanding under senior bank credit facilities. The senior bank credit facilities consisted of:

     . $1.75 billion Midwest Holdings Credit Facility maturing in 2009, which is being utilized to support Insight Midwest's operations and build-out, and on which $1.53 billion was borrowed. The remaining availability of $223.0 million will be used to support the aforementioned capital expenditures; and

     . $25.0 million Insight Ohio Credit Facility maturing in 2004, which was fully-borrowed.

The weighted average interest rate for amounts outstanding under our senior credit facilities as of September 30, 2001 was 5.36%. The facilities contain covenants restricting, among other things, our ability to make capital expenditures, acquire or dispose of assets, make investments and engage in transactions with related parties. The facilities also require compliance with certain financial ratios and contain customary events of default.

We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We intend to continue to draw upon the $223.0 million of unused availability under the Midwest Holdings Credit Facility as discussed above to fund any shortfall resulting from the inability of Insight Midwest's cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. In addition, as a result of our February 2001 offering of notes, we could provide additional funding support to Insight Midwest.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121 and identifies the methods to be used in determining fair value. We are currently reviewing the impact of this standard and will be performing an analysis at a later date in connection with the adoption of SFAS No. 144 on January 1, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counterparties to our swap and collar agreements are major financial institutions. As of September 30, 2001, our interest rate swap and collar agreements expire in varying amounts through July 2003.

The fair market value and carrying value of our Notes was $949.0 million and $930.2 million as of September 30, 2001. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2001, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(26.9) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders' equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

As of September 30, 2001, we had entered into interest rate swaps that approximated $625.0 million, or 40.3%, of our borrowings under all of our credit facilities. Accordingly, a hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $9.3 million.

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities

During the three months ended September 30, 2001, we granted stock options to certain of our employees and external consultants to purchase an aggregate of 763,682 shares of Class A common stock. The grants were not registered under the Securities Act of 1933 because such grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits:

        None

(b)  Reports on Form 8-K:

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2001           INSIGHT COMMUNICATIONS COMPANY, INC.


                                   By: /s/ Kim D. Kelly
                                   --------------------
                                   Kim D. Kelly
                                   Executive Vice President and Chief Financial
                                   & Operating Officer
                                   (Principal Financial and Accounting Officer)