Form 10-K405
period 2001-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2002-03-27
CIK 1084421

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the common equity held by non-affiliates of the registrant as of February 28, 2002 was approximately $1.0 billion.

     The number of shares of the registrant's common stock outstanding as of February 28, 2002: 50,266,162 shares of Class A Common Stock and 9,977,537 shares of Class B Common Stock.

                      Documents Incorporated by Reference:

     Portions of the registrant's proxy statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                Table of Contents

                                                                                         Page
                                                                                         ----
                                     PART I

Item 1.    Business ..................................................................      1
Item 2.    Properties ................................................................     33
Item 3.    Legal Proceedings .........................................................     34
Item 4.    Submission of Matters to a Vote of Security Holders .......................     34
Item 4A.   Executive Officers of the Registrant ......................................     35

                                   PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters .....     36
Item 6.    Selected Financial Data ...................................................     36
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .....................................................     39
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ................     56
Item 8.    Financial Statements and Supplementary Data ...............................     57
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure ......................................................     57

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant ........................     58
Item 11.   Executive Compensation ....................................................     58
Item 12.   Security Ownership of Certain Beneficial Owners and Management ............     58
Item 13.   Certain Relationships and Related Transactions ............................     58

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........     59

SIGNATURES ...........................................................................     63

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

General

             We are the eighth largest cable television system operator in the United States based on customers served after giving effect to the pending AT&T/Comcast merger transaction. We currently serve approximately 1.4 million customers, 99% of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our communications network is tightly-grouped, or "clustered," with approximately 95% of our customers served from fourteen headends after giving effect to the network upgrades expected to be substantially completed during 2002. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. A headend processes signals received for distribution to customers over our network. Clustering enables us to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and clustering has enabled us to offer, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephone services. We are a public company and our Class A common stock is listed on The Nasdaq National Market under the symbol "ICCI." Our experienced senior management team and members of their families own, in the aggregate, over 15% of our common stock.

             Insight Midwest, L.P. is a partnership owned 50% by us and 50% by an indirect subsidiary of AT&T Broadband, LLC, which is a subsidiary of AT&T Corp. Insight Midwest owns systems serving approximately 1.3 million of our customers. AT&T recently entered into an agreement with Comcast Corporation to merge their respective cable systems and certain other assets into a new combined company to be known as AT&T Comcast Corporation. The transaction will not result in any direct change in Insight Midwest's ownership structure, and upon its completion we will continue to serve as the general partner of Insight Midwest and as the manager of all of Insight Midwest's systems. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. We also manage additional systems in Indiana and Kentucky owned by an affiliate of AT&T Broadband serving approximately 117,200 customers for which we receive a management fee equal to 5% of the gross revenues of those systems.

             As a result of our upgrade efforts, as of the end of 2001, we estimate that 95% of our customers (other than those served by our recently acquired Illinois systems) were passed by our upgraded network, which enables delivery of an advanced suite of entertainment, information and communications services, including our interactive digital video, high-speed data access and telephone services. Upon completion of our planned network upgrades during 2002, over 99% of our customers (including the customers served by our recently acquired Illinois systems) will be served by the upgraded network.

             To facilitate delivery of telephone services, we have entered into a long-term agreement with AT&T Broadband that will allow Insight Midwest to deliver to our customers local telephone service under the AT&T Digital Phone brand. Under the terms of the agreement, Insight Midwest will lease for a fee certain capacity on our network to AT&T Broadband. Insight Midwest will provide certain services and support for which it will receive additional payments. The capital required to deploy telephone services over our networks will be shared, with AT&T Broadband responsible for switching and transport facilities. We believe that we will be able to achieve higher penetration levels by marketing our telephone services under the AT&T brand and leveraging AT&T's telephone expertise with our strong local presence and established customer relationships.

        Consistent with our strategy of pursuing value-enhancing transactions that fit our geographic and clustering strategy, on January 5, 2001, we completed a series of transactions with certain cable subsidiaries of AT&T Corp. that increased by 355,000 the number of customers we serve. We refer in this report to these transactions, including related bank financing, as the "AT&T transactions." Specifically, Insight Midwest acquired:

          . all of our systems not already owned by Insight Midwest serving approximately 175,000 customers, as well as systems which we acquired from the AT&T cable subsidiaries serving approximately 105,000 customers; and

          . systems from the AT&T cable subsidiaries located in Illinois serving approximately 250,000 customers.

Insight Midwest acquired the systems from us and the AT&T cable subsidiaries subject to indebtedness in the amount of $685.0 million.

        We are the largest operator of cable television systems in the State of Indiana. As of December 31, 2001, the Indiana systems passed approximately 548,300 homes and served approximately 320,200 customers. The Indiana systems are located primarily in the university cities of Bloomington, Evansville and Lafayette and demographically desirable areas of suburban Indianapolis. Upon completion of our consolidation of headends, we expect that approximately 99% of the Indiana systems' customers will be served by three headends. The network upgrades and consolidation of headends are expected to be substantially completed during 2002.

        We are also the largest operator of cable television systems in the State of Kentucky. As of December 31, 2001, the Kentucky systems passed approximately 758,500 homes and served approximately 447,900 customers. Our Kentucky systems are located in four of the five largest cities in the state:
Louisville, Lexington, Covington and Bowling Green. Approximately 99% of Insight Kentucky's customers are served by four headends.

        As of December 31, 2001, the systems we manage for an affiliate of AT&T Broadband passed approximately 187,600 homes and served approximately 117,200 customers. These managed systems are located adjacent to our existing Indiana and Kentucky systems, and are operated by the employees of our existing systems. This management arrangement expires on June 30, 2002.

        We are the second largest operator of cable television systems in the State of Illinois. As of December 31, 2001, our Illinois systems passed approximately 679,800 homes and served approximately 416,600 customers. The Illinois systems are located primarily in mid-sized communities, including Springfield, Rockford, Peoria and Champaign/Urbana. Upon completion of our consolidation of headends, approximately 95% of the Illinois systems' customers will be served by six headends. The network upgrades and consolidation of headends are expected to be substantially completed during 2002.

        As of December 31, 2001, our Ohio system passed approximately 191,000 homes and served approximately 86,100 customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the Ohio system's customers are served from a single headend.

Approximately 83% of the Ohio system's customers are served by a network upgraded to 870 MegaHertz (MHz) capacity, and our upgrade efforts are continuing.

             We also own a cable television system in Griffin, Georgia which passed approximately 23,200 homes and served approximately 12,900 customers as of December 31, 2001. The Griffin system operates from a single headend.

             Recognizing the opportunities presented by newly available products and services, the strength of our market characteristics and favorable changes in the regulatory environment, we deployed a strategy to become a competitive, full service provider of entertainment, information and communications services for the communities served by our networks. We intend to continue capitalizing on our highly clustered cable television systems to economically upgrade the technological capabilities of our broadband networks in order to deploy enhanced new services.

             We believe that an integrated package of existing multi-channel video, new and enhanced products and services, such as interactive digital video, including video-on-demand or near video-on-demand, high-speed Internet access and telephone services, coupled with our commitment to locally focused customer service, enhances our ability to acquire and retain customers in a competitive environment while increasing revenues per customer. To augment this growth, we will continue to seek strategic acquisitions that fit our clustering and operating strategy.

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

      Introduce new and enhanced products and services, including interactive Insight Digital service, high-speed data service and telephone service

             Our marketing strategy is to offer our customers an array of entertainment, information and communications services on a bundled basis. By bundling our products and services, we provide our customers with an increased choice of services in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention. We have conducted research and held numerous focus group sessions in our local markets, which lead us to believe that these services have high customer appeal. We expect that our ability to provide bundled services will provide us with a strong competitive advantage over alternative video providers, such as direct broadcast satellite television systems, and incumbent telephone companies. To accelerate the deployment of these services, we have entered into arrangements and technical initiatives with several industry leaders, including:
(1) AT&T Broadband to provide telephone services; (2) AT&T Corp. and RoadRunner to provide certain high-speed data services; (3) DIVA Systems Corporation to provide video-on-demand; (4) Liberate Technologies to utilize its software platform for the deployment of interactive television services; and (5) SourceSuite LLC to provide an interactive program guide as well as local information and community guides.

      Leverage strong local presence to enhance customer and community relations

             Excellent customer service is a key element of our strategy. We are dedicated to quality customer service and seek a high level of customer satisfaction by employing localized customer care, extensively using market research and providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis providing us the opportunity to demonstrate and sell our new and enhanced products and services. Our localized customer care initiatives create substantial marketing and promotion opportunities, which we believe are effective in the deployment of interactive, digital and high-speed data products. We believe that we achieve customer satisfaction levels that are substantially above industry averages. Annually, we commission Peter D. Hart Research Associates to survey our customers with respect to service and product knowledge. Based upon our most recent survey conducted in November 2001, our customers continue to be highly satisfied with our service.

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

             As of December 31, 2001, our owned systems were comprised of 28,049 miles of network serving approximately 1.3 million customers and passing approximately 2.2 million homes resulting in a density of approximately 78.5 homes per mile. As of that date, our owned systems were made up of an aggregate of 63 headends. We intend to continue our strategy of consolidating headends by eliminating approximately 42 headends, at which point 95% of our customers will be served by fourteen headends. At the end of 2001, we estimate that 79% of our customers were passed by our upgraded network. After completion of our planned network upgrades, over 99% of our customers will be served by a network that is two-way active and 750 MHz.

             Our network design calls for an analog and digital two-way active network with fiber optic cable carrying signals from the headend to the distribution point within our customers' neighborhoods. The signals are transferred to our coaxial cable network at the node for delivery to our customers. We have designed the fiber system to be capable of subdividing the nodes if traffic on the network requires additional capacity.

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

             A direct result of this extensive use of fiber optics is an improvement in picture quality and a reduction of outages because system failures will be both significantly reduced and will impact far fewer customers when they do occur. Our design allows our systems to have the capability to run multiple separate channel line-ups from a single headend and to insert targeted advertisements into specific neighborhoods.

             To enable us to deliver telephone services, AT&T Broadband is required to install and maintain the necessary switching and transport facilities. Insight Midwest is required to deploy the necessary equipment at the headends and at our customers' homes, and is responsible for expanding and upgrading our network to provide the required capacity. We are increasing the reliability of the services by implementing centralized powering and status monitoring on our networks as telephone services are deployed in our systems. Centralized power provides the reliability, including lifeline reliability, required in delivering telephone services. The existing commercial power structure employed by cable networks is subject to the general power disruptions experienced by the local power utility. Centralized power will provide immediate battery back-up for a limited duration followed by unlimited gas-powered generator back-up. This reliability will not only benefit the delivery of telephone service, but also the reliability of the other products and services delivered over the network. Status monitoring will enable us to examine key components of our network so that we can diagnose problems before they become critical and interfere with the stability of our network.

Products and Services

       Traditional Cable Television Services

             We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 25 channels of television programming. As of December 31, 2001, approximately 91.0% of our customers chose to pay an additional amount to receive additional channels under our "Classic" or "expanded" service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the classic service. As of December 31, 2001, premium units as a percentage of basic subscribers was approximately 58.4%.

             Our analog cable television service offering includes the following:

       . Basic Service. All of our customers receive the basic level of service, which generally consists of local broadcast television and local community programming, including government and public access, and may include a limited number of satellite channels.

       . Classic Service or Expanded Service. This expanded level of service includes a group of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel and Lifetime.

       . Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming such as HBO, Cinemax, Starz! and Showtime. We offer subscriptions to these channels either as a single channel analog service or as a multi-channel digital service.

       . Pay-Per-View. These analog channels allow customers with addressable set top boxes to pay to view a single showing of a recently released movie or a one-time special sporting event or music concert on an unedited, commercial-free basis.

       New and Enhanced Products and Services

             As network upgrades have been activated, we deploy new and enhanced products and services in most of our markets, including interactive digital video and high-speed data services. In addition, we are offering telephone services marketed under the AT&T Digital Phone brand.

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

             We are packaging a "Digital Gateway" brand. For $7.95 per month, our customers receive the following services:

      .      A digital set-top box;

      . An interactive navigational program guide for all analog and digital channels;

      . A local, interactive Internet-style information and entertainment service;

      . A multi-channel premium service for customers who separately subscribe to premium channels, such as HBO and Showtime;

      .      Video-on-demand; and

      .      A digital 40-channel audio music service.

             We have entered into an agreement with Liberate Technologies that enables us to utilize the Liberate software platform for the deployment of interactive television services on the Motorola DCT-2000 and DCT-5000 digital set-top boxes. The Liberate software provides the middleware component of our interactive digital product. As of December 31, 2001, we deployed approximately 262,600 DCT-2000 set-top boxes with Liberate's C-Lite system. Our plan includes the aggressive roll-out of these systems, and when the DCT-5000 becomes available in commercial quantities, we intend to sell premium digital service using the DCT-5000 and Liberate's middleware.

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

             On March 14, 2002, we purchased the remaining 50% equity interest in SourceSuite LLC that we did not already own. Through SourceSuite, our interactive digital platform provides its local Internet-style service and its interactive program guide.

             Upon the completion of the network upgrades of the Indiana, Kentucky and Illinois systems, we will continue to migrate the previous owners' digital products to our interactive Insight Digital product. While the previous owners' digital products were targeted to fill programming voids, our interactive Insight Digital service is designed to provide our customers with an Internet-style experience as well as enhanced programming choices, which have resulted in higher penetration and customer satisfaction and reduced churn. Our interactive Insight Digital service has experienced average penetration in the Rockford, Illinois, Columbus, Ohio and Evansville, Indiana systems of between 22% and 34% since launch.

      High-Speed Data

             We offer high-speed data service for personal computers for all of our upgraded systems through our own regional network branded InsightBB.com(SM), except for our Columbus, Ohio system, which utilizes the RoadRunner service. We have entered into a four-year agreement with AT&T Corp. under which AT&T will provide the IP network backbone for our service and certain core Internet support functions. This new arrangement replaces our previous Internet access provider Excite@Home. We transitioned our customers from the Excite@Home network to our new regional network in mid-February 2002. As of December 31, 2001, high-speed data services were made available in 1.8 million of our homes and served approximately 88,500 of our customers.

             The broad bandwidth of our cable network enables data to be transmitted significantly faster than traditional telephone-based modem technologies, and the cable connection does not interfere with normal telephone activity or usage. For example, cable's on-line customers can download large files from the Internet in a fraction of the time it takes when using any widely available telephone modem technology. Moreover, surfing the Internet on a high-speed network removes the long delays for Web pages to fully appear on the computer screen, allowing the experience to more closely approximate the responsiveness of changing channels on a television set. In addition, the cable modem is always on and does not require the customer to dial into an Internet service provider and await authorization. We believe that these factors of speed and easy accessibility will increase the use and impact of the Internet. Although other high-speed alternatives are being developed to compete with cable, we believe that the cable platform currently is best able to deliver these services.

      Telephone Services

             We have a long-term agreement with AT&T Broadband that allows Insight Midwest to deliver local telephone service under the AT&T Digital Phone brand using Insight Midwest's network infrastructure and AT&T Broadband's switching and transport facilities. Insight Midwest leases certain capacity on its network to AT&T Broadband for a monthly fee for each of the first four lines ordered by a customer. Additionally, AT&T Broadband is required to pay Insight Midwest a fee for each customer installation. Insight Midwest is compensated on a per transaction basis for sales of AT&T Broadband services as AT&T Broadband's agent. For Insight Midwest's provision of billing and collection services, AT&T Broadband is required to pay it a monthly fee per customer. Insight Midwest is also entitled to additional compensation if revenue exceeds the projected target revenue for local service lines and features, such as enhanced caller ID or voice mail.

             AT&T Broadband is the regulated telephone carrier for the telephone services provided to our customers. The AT&T Broadband digital telephone services are marketed and carried under the AT&T Digital Phone brand as part of our bundle of Insight Digital services. Insight Midwest markets the services, as AT&T Broadband's agent, both on a stand-alone basis and bundled with our other products and services, such as interactive digital video and high-speed data access. Insight Midwest also bills our customers for AT&T Broadband's services, as well as provides installation, maintenance and marketing support for AT&T Broadband's services. Pursuant to the agreement, the services are to be provided in the territories in which we currently provide cable television service, other than our Illinois systems. If both parties agree, the agreements can be expanded to include the Illinois systems. Telephone services have been deployed in areas within Louisville, Kentucky and Evansville, Indiana and are available to a total of approximately 210,000 households, with approximately 7,500 active customers. In addition, capital investment has been made in preparation for the deployment of telephone services in Columbus, Ohio and Lexington, Kentucky, with commercial launch expected early in 2002.

             The capital required to deploy telephone services over our networks is a shared obligation. Insight Midwest is responsible for upgrading and maintaining our network to meet specified measures of quality, including increasing the capacity on our network to an average capacity of two lines per residential household passed, assuming a specified service penetration rate. Insight Midwest also acquires and installs equipment to be located at the customer premises that is required to provide telephone services. We anticipate AT&T Broadband will use portions of our network to permit AT&T Broadband to offer an average of two telephone lines to each customer. AT&T Broadband is responsible for switching and transport facilities. We believe that we will be able to achieve higher penetration levels by marketing our telephone services under the AT&T brand and leveraging AT&T's telephone expertise with our strong local presence and established customer relationships.

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

             As a result of our management's British experience, we recognized that the technology and products developed in the United Kingdom would migrate to the United States in similar form. We focused on planning to upgrade our network promptly after it became clear that the 1996 Telecom Act would encourage competition in the communications industries. We understood, however, that the new products and services available with new technology were best deployed in markets which provided for efficiencies for branding and technical investment. Our original acquisition strategy, which focused on customer growth, was very successful. However, our management team recognized the opportunity to evolve from our role as a cable television operator providing only home video entertainment into a full service alternative communications network providing not only standard video services, but also interactive digital video, high speed data access and communications products and services.

             Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, we executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in our current composition. The largest of these transactions were the 50/50 joint ventures formed with AT&T Broadband and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and on January 5, 2001 with respect to the Illinois systems. As of December 31, 1997, our systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of its customers. We believe that we have successfully transformed our assets so that as of December 31, 2001, we owned, operated and managed a cable television network serving approximately 1.4 million customers with approximately 99% of our customers clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Our current assets are reflective of our strategy to own systems that have high ratios of customers to headends.

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

      The Indiana Systems

             General

             As of December 31, 2001, the Indiana systems passed approximately 548,300 homes and served approximately 320,200 customers. This does not include approximately 9,600 homes passed and approximately 5,100 customers served by systems in Bloomington, Anderson and Cynthiana, which we acquired on January 1, 2002. The Indiana systems are owned by Insight Communications Midwest, which is the largest cable operator in the state. Insight Communications Midwest, which was capitalized on October 31, 1998, was a 50/50 joint venture between us and an indirect subsidiary of AT&T Broadband until the contribution of its equity interests on October 1, 1999 into Insight Midwest. We serve as manager of the Indiana systems. We believe that there are additional opportunities to augment our position in Indiana through additional acquisitions and swaps.

             We believe that further upgrading of the Indiana systems will yield opportunities for cash flow growth. We have increased our capital investments in the Indiana systems, with initial emphasis on upgrading the network, activating two-way transmission and combining headends. Upon completion of our consolidation of headends, we expect that approximately 99% of our customers in Indiana will be served by three headends. Upon implementation of our state-of-the-art technical platform, we deploy new services based on our marketing strategy of bundling products.

             We manage the day-to-day operations of Indiana and Kentucky cable television systems owned by InterMedia Partners Southeast, an affiliate of AT&T Broadband, which serve approximately 117,200 customers. The systems are operated by employees of our Indiana and Kentucky systems, and the overhead for these systems is allocated and charged against the cash flow of the managed systems. This management arrangement expires on June 30, 2002.

             The Indiana systems are organized in four management districts:

             The Central District

             As of December 31, 2001, the Central District passed approximately 138,100 homes and served approximately 78,900 customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include United Technology and General Electric. The median household income for the area is approximately $37,000 per year, while the median family income is approximately $47,500 per year. Household income differs from family income by including income from all persons in all households, including persons living alone and other non-family households.

             Digital video service was launched in Bloomington by AT&T Broadband prior to the formation of Insight Communications Midwest. All Bloomington digital customers have been migrated to our interactive Insight Digital service, including the DIVA video-on-demand service. Our InsightBB.com high-speed Internet service is also available in portions of the district. We expect to substantially complete the upgrade of this district by the end of 2002.

             The Southwest District

             As of December 31, 2001, the Southwest District passed approximately 126,300 homes and served approximately 59,300 customers, principally in the communities of Evansville and Jasper. The median household income for the area is approximately $36,500 per year, while the median family income is approximately $47,000 per year. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

             By the end of 2001, we completed the network upgrade of the Southwest District to 750 MHz and we are currently migrating the digital customers to our interactive Insight Digital service, including DIVA's video-on-demand service and the LocalSource interactive information service. Our InsightBB.com high-speed Internet service is available in Evansville. In addition, AT&T Digital Phone service was launched in parts of Evansville in August of 2001, with service expected to be available throughout most of the district by the end of the second quarter of 2002.

             A related party of Southern Indiana Gas and Electric Co. has overbuilt the City of Evansville. Southern Indiana Gas and Electric Co. has obtained franchises to provide cable television service in the City of Evansville and neighboring areas and commenced service in April 1999. We believe the Southern

Indiana Gas and Electric Co. overbuild passes approximately 77,100 homes in our service area and is expected to pass additional homes, and has commenced offering telephone and data service.

             The Northwest District

             As of December 31, 2001, the Northwest District passed approximately 101,200 homes and served approximately 69,000 customers, principally in the communities of Lafayette, Kokomo, Fowler and Hartford City. The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers include Great Lakes Chemical, Lafayette Life Insurance, General Motors and Delco Remy. The median household income for the area is approximately $39,900 per year, while the median family income is approximately $51,600 per year.

             The upgrades of the Lafayette and Kokomo systems to 750 MHz are substantially completed. Our InsightBB.com high-speed Internet service is available in all of these markets. AT&T Broadband launched a digital service in the Kokomo market in late 1998. We are in the process of migrating those customers to our digital service, simultaneous with the launch throughout the district of our interactive Insight Digital service, including the LocalSource products and DIVA's video-on-demand service.

             The Northeast District

             As of December 31, 2001, the Northeast District passed approximately 182,700 homes and served approximately 113,000 customers in Richmond as well as in the suburban communities near Indianapolis, including Anderson and Noblesville. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors, Eli Lilly and Belden Wire and Cable. The median household income for the area is approximately $46,700 per year, while the median family income is approximately $56,300 per year.

             The upgrade of the Northeast District to 750 MHz was substantially completed in 2001. Our InsightBB.com high-speed Internet service is available throughout the district. AT&T Broadband launched digital service in several of the markets in 1998, and we are in the process of migrating those customers to our interactive Insight Digital service, simultaneous with the launch throughout the district of our Insight Digital service, including the LocalSource product and DIVA's video-on-demand service.

      The Kentucky Systems

             General

             As of December 31, 2001, the Kentucky systems passed approximately 758,500 homes and served approximately 447,900 customers. This includes approximately 42,700 homes passed and approximately 21,700 customers served by the Jeffersonville, Indiana system which is owned by Insight Communications Midwest and operated by the management of the Louisville, Kentucky system. The Kentucky systems are owned by Insight Kentucky Partners II, L.P., which is the largest cable operator in the state. We acquired a combined 50% interest in Insight Kentucky's parent on October 1, 1999, with related parties of AT&T Broadband holding the other 50% interest. Simultaneous with this acquisition, all of the equity interests were contributed into Insight Midwest. We serve as manager of the Kentucky systems.

             Our Kentucky systems are located in and around four of the five largest cities in the state: Louisville, Lexington, Covington, and Bowling Green. Over 99% of Insight Kentucky's customers are served by a two-way active, 750 MHz network. Additionally, approximately 99% of the systems' customers are served by four headends.

             Summary statistics for the Kentucky systems are as follows:

             Louisville

             As of December 31, 2001, the Louisville system passed approximately 449,900 homes and served approximately 259,100 customers. Louisville is Kentucky's largest city and is located in the northern region of the state, bordering Indiana. Louisville is located within a day's drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. The median household income for the area is approximately $40,000 while the median family income is approximately $48,500. Knology, Inc. and TotaLink of Kentucky, LLC have each obtained a franchise to provide cable television service in the City of Louisville, although neither has built a cable system as of December 31, 2001.

             The Louisville system substantially completed a network upgrade and we serve substantially all of our customers with two-way, 750 MHz cable. The system is also in the process of interconnecting six headends, which will allow 99% of the customers in the system to be served from a single headend.

             InterMedia Capital Partners VI, L.P. launched its digital service in Louisville in November 1998. The service had approximately 62,600 customers in Kentucky as of December 31, 2001. We are migrating these customers to our interactive Insight Digital service, including the LocalSource product and the DIVA video-on-demand service. Our InsightBB.com high-speed Internet service is available in the Louisville system.

             Lexington

             As of December 31, 2001, the Lexington system passed approximately 124,600 homes and served approximately 85,000 customers from a single headend. Lexington is Kentucky's second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International. The median household income for the area is approximately $44,000, while the median family income is approximately $56,000.

             The Lexington system has completed a network upgrade and we serve all of our customers with two-way, 750 MHz cable. Our InsightBB.com high-speed Internet service and Insight Digital service, including the LocalSource Product and the DIVA video-on-demand service are available throughout the system.

             Covington

             As of December 31, 2001, the Covington system passed approximately 149,100 homes and served approximately 81,500 customers from a single headend. Covington is Kentucky's fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp and DHL. The median household income for the area is approximately $44,500, while the median family income is approximately $53,800.

             The Covington system has completed a network upgrade and we serve all of our customers with two-way, 750 MHz cable. Our InsightBB.com high-speed Internet service and interactive Insight Digital service, including the LocalSource product and the DIVA video-on-demand service are available in Covington.

             Bowling Green

             As of December 31, 2001, the Bowling Green system passed approximately 34,900 homes and served approximately 22,300 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include Fruit of the Loom, Camping World, Desa International and Holley Replacement Parts. The median household income for the area is approximately $36,500, while the median family income is approximately $45,400.

             The Bowling Green system is fully upgraded to two-way, 750 MHz cable. Our InsightBB.com high-speed Internet service and interactive Insight Digital service, including the LocalSource product are available in Bowling Green.

      The Illinois Systems

             The Illinois systems are owned and operated by Insight Communications Midwest, and were contributed to Insight Communications Midwest on January 5, 2001 pursuant to the AT&T transactions. We serve as manager of the Illinois systems. These systems are located primarily in mid-sized communities, including Springfield, Rockford, Peoria, Dixon and Champaign/Urbana. The Rockford system was contributed by us and the other Illinois systems were acquired from the AT&T cable subsidiaries pursuant to the AT&T transactions.

             In total, the Illinois systems passed approximately 679,800 homes and served 416,600 customers as of December 31, 2001, making us the second largest operator of cable television systems in the State of Illinois. These systems are served by networks with approximately 3,312 miles having a capacity greater than or equal to 750 MHz, 3,589 miles having a capacity greater than or equal to 450 MHz and less than 750 MHz, and 846 miles having a capacity less than 450 MHz. Consistent with our strategy of expeditiously upgrading our network to facilitate the deployment of our enhanced products and services, we are upgrading the network of the Illinois systems and intend to migrate the digital customers to our interactive Insight Digital service. We expect to invest approximately $56.0 million to upgrade these systems, and that the upgrades will be substantially completed during 2002. In the interim, we will launch Insight Digital on a node-by-node basis as system upgrades are completed. We anticipate additional deployments of the DIVA video-on-demand service by the end of 2002 in selected areas in the Illinois systems.

             The Illinois systems are organized in five management districts:

             The Rockford District

             As of December 31, 2001, the Rockford District passed approximately 129,200 homes and served approximately 78,900 customers. Rockford is Illinois' second largest city. Major employers in the Rockford metropolitan area include:
Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems. The median household income for the area is approximately $39,300 per year, while the median family income is approximately $47,800 per year.

             We completed the upgrade of the Rockford system and began launching our Insight Digital service on a node-by-node basis as system upgrades were completed beginning in February 1999. Since launching our Insight Digital service in the Rockford system, the activated areas achieved approximately 22% digital penetration from its customers, with incremental revenue per digital customer of pproximately $21 per month. Our InsightBB.com high-speed Internet service is available throughout the district.

             The Peoria District

             As of December 31, 2001, the Peoria District passed approximately 199,000 homes and served approximately 124,400 customers, principally in the communities of Bloomington and Peoria. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with over 20,000 students and Illinois Wesleyan University with over 2,000 students. Peoria is the fourth largest city in Illinois, located in the north central part of the state. Major employers in the Peoria area include Maytag, Gates Rubber and the headquarters of Caterpillar. The median household income for the area is approximately $26,000, while the median family income is approximately $34,000.

             The Peoria system is currently undergoing a network upgrade from 550 MHz to 860 MHz, which is expected to be completed during 2002. As of December 31, 2001, the Peoria District achieved penetration levels for its digital service of nearly 17% in areas where digital service is available. We continue to migrate these customers to our interactive Insight Digital service, including the Local Source product and the DIVA video-on-demand service during 2002. The system has launched high-speed data service and has achieved penetration levels of over 9% as of December 31, 2001.

             The Dixon District

             As of December 31, 2001, the Dixon District passed approximately 67,700 homes and served approximately 45,600 customers, principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive. The median household income for the area is approximately $25,200, while the median family income is approximately $30,700.

             The Dixon system currently operates with a 750 MHz network, with areas within the Dixon District undergoing a network upgrade from 450 MHz to 860 MHz, which is expected to be completed substantially by the end of 2002. As of December 31, 2001, the district achieved penetration levels for its digital service of nearly 14% in areas where the service is available. We continue to migrate these customers to our interactive Insight Digital service, including the LocalSource product and the InsightBB.com high-speed Internet service during 2002.

             The Springfield District

             As of December 31, 2001, the Springfield District passed approximately 186,100 homes and served approximately 116,500 customers, principally in the communities of Decatur and Springfield. This includes approximately 9,800 homes passed and approximately 4,400 customers served by systems in Chatham, Divernon and Pawnee, which we acquired on October 1, 2001. Springfield is the capital of Illinois and the third largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois. The median household income for the area is approximately $28,000, while the median family income is approximately $36,500. The City of Springfield is considering a municipal overbuild utilizing an existing plant owned by the city.

             The Springfield District is currently undergoing a network upgrade from 450 MHz to two-way, 750 MHz. As of December 31, 2001, the district achieved penetration levels for its digital service of over 20% in the areas where the service is available. We continue to migrate these customers to our interactive Insight Digital service, including the Local Source product and the DIVA video-on-demand service, by the end of 2002. The system is currently rolling out the InsightBB.com high-speed Internet service on a node-by-node basis.

             The Champaign District

             As of December 31, 2001, the Champaign District passed approximately 97,800 homes and served approximately 51,300 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with over 36,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association. The median household income for the area is approximately $22,300 and the median family income for the area is approximately $34,000.

             The Champaign District serves substantially all of its customers by a two-way, 750 MHz network. The district had approximately 6,400 digital customers as of December 31, 2001. We continue to migrate these customers to our interactive Insight Digital service, including the Local Source service and the DIVA video-on-demand service, by the end of 2002. The Champaign District has launched high-speed data service and as of December 31, 2001 had over 7,700 customers.

      The Griffin, Georgia System

             The Griffin, Georgia system is owned and operated by Insight Communications Midwest, and was contributed to Insight Midwest on January 5, 2001 pursuant to the AT&T transactions. We serve as manager of the Griffin system. As of December 31, 2001, the Griffin, Georgia system passed approximately 23,200 homes and served approximately 12,900 customers from a single headend. Major employers in the area include Springs Industries, North American Component Manufacturing and William Carter Apparel. The median household income for the area is approximately $34,700 per year, while the median family income is approximately $40,500 per year.

             We launched our digital service in the Griffin system in December 1998, bringing many new entertainment options to its customers. Griffin, being a smaller market that still has unused channel capacity, has a scaled-down version of the Insight Digital service, similar to the full digital service except that it is not interactive. Despite a more limited product offering, we have achieved significant success with nearly 20% penetration as of December 31, 2001. The Griffin launch was the first digital deployment of our multi-tiered approach in the country. During 2002, we will upgrade the Griffin system to enhance the digital service.

      The Ohio System

             In connection with the AT&T transactions, the common equity of Insight Communications of Central Ohio, LLC, the entity holding the Ohio system, was contributed to Insight Midwest. As of December 31, 2001, the Ohio system passed approximately 191,000 homes and served approximately 86,100 customers from a single headend. The system serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy's, Nationwide Insurance, Borden and Worthington Industries. The area's strong economy provides for a well-paid employment base with a current unemployment rate of approximately 3.1%. The median household income for our service area is approximately $47,800 per year, while the median family income is approximately $57,000 per year.

             We are currently upgrading the Ohio system to 870 MHz, and began servicing customers from our upgraded network in November 1999. We are currently launching our interactive Insight Digital service, on a node-by-node basis, including DIVA's video-on-demand service and the LocalSource interactive information service. As of December 31, 2001, approximately 22,600 customers have subscribed to our interactive digital service, representing a penetration of nearly 34%. The RoadRunner high-speed data service, launched in 2000, has achieved a penetration of 7.3% as of December 31, 2001. In addition, the Ohio system provides exclusive sports programming under the "Central Ohio Sport!" brand, featuring sporting events from Ohio State University.

             In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. We and Time Warner service virtually distinct areas and therefore do not compete with one another. The areas of the Ohio system served by both us and WideOpenWest pass approximately 130,000 homes, representing 68.1% of the Ohio system's total homes passed.

             As with our Indiana, Kentucky and Illinois systems, we intend to launch a telephone service alternative to WideOpenWest through the arrangement with AT&T Broadband. Time Warner, the other major cable television provider in the market, also has previously announced that it is negotiating a telephone services agreement with AT&T Broadband.

Customer Rates

             Rates charged to customers vary based on the market served and service selected. As of December 31, 2001, the weighted average revenue for our monthly combined basic and classic service was approximately $30.97. The national average was estimated to be $31.58 for the same services as of December 31, 2001, as reported by Paul Kagan & Associates.

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

Sales and Marketing

             Our strategy is to sell multiple services to our customers, including video, high-speed data and telephone services. Customers who purchase more than one service are eligible for a bundled discount. We regularly use targeted campaigns to sell the appropriate services to both our existing and our potential customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell our new service offerings.

             Due to the nature of the communities we serve, we are able to market our services in ways not typically used by urban cable operators. We can market products and services to our customers at our local offices where many of our customers pay their cable bills in person. Examples of our in-store marketing include the promotion of premium services as well as point-of-purchase demonstrations that will allow customers to experience our high-speed Internet service and digital products. We aggressively promote our services utilizing both broad and targeted marketing tactics, including outdoor billboards, outbound telemarketing, retail partnerships, direct mail, door-to-door sales, cross-channel promotion, print and broadcast.

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

             Currently there are over 160 cable networks competing for carriage on our analog and digital platforms. We have continued to leverage both our systems' analog upgrades and newly deployed digital packages as an incentive to our suppliers to secure long term programming deals with reasonable price structures and other creative financial arrangements to offset license fee increases.

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

Commitment to Community Relations

             We believe that maintaining strong community relations will continue to be an important factor in ensuring our long-term success. Our community-oriented initiatives include educational programs and the sponsorship of programs and events recognizing local citizens. In addition, members of our management team host community events for political and business leaders as well as representatives of the local media, where they discuss our operations and recent developments in the telecommunications industry. We have received numerous awards recognizing our ongoing community relations, and we believe that such initiatives result in consumer and governmental goodwill and name recognition, increasing customer loyalty and likely facilitating any future efforts to provide new communications services.

             We encourage all of our local management teams to take leadership roles in community and civic activities. Over the years, our systems have received numerous awards in recognition of their efforts to support local causes and charities as well as programs that encourage a better way of life in the communities they serve.

             Cable industry recognition and awards for excellence in marketing and programming have been received by several of our systems.

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

        In 2001, our Louisville, Kentucky system partnered with Oxygen Media to form "The Young Women's Technology Fellowship" as part of our "In the Know" efforts. This program was a synergy of the common goals between Insight and Oxygen in order to address the issue of the digital divide through cable's robust resources. The Fellowship provided advanced training and resources to 12 motivated young women most in need. This program received a great deal of recognition both locally and industry-wide, including a 2002 Beacon Award by the Cable Television Public Affairs Association.

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

        As of December 31, 2001, we held 597 franchises in the aggregate, consisting of 238 in Indiana, 202 in Kentucky, 124 in Illinois, 29 in Ohio and 4 in Georgia. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system.

        The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

             The following table summarizes information relating to the year of expiration of our franchises, excluding the managed systems, as of December 31, 2001:

             Year of              Number of         Percentage of           Number of          Percentage Total
      Franchise Expiration       Franchises       Total Franchises       Basic Customers       Basic Customers
      --------------------       ----------       -----------------      ---------------       ---------------
Expired* ......................        32               6.2%                  99,207                7.7%
2002 ..........................        27               5.2                   38,936                3.0
2003 ..........................        49               9.5                   96,330                7.5
2004 ..........................        35               6.8                   44,637                3.5
2005 ..........................        38               7.4                   93,665                7.3
After 2005 ....................       336              64.9                  910,916               71.0

             The following table summarizes information relating to the year of expiration of our franchises, including the managed systems, as of December 31, 2001:

             Year of              Number of         Percentage of            Number of         Percentage Total
      Franchise Expiration       Franchises       Total Franchises        Basic Customers      Basic Customers
      --------------------       ----------       -----------------       ---------------      ---------------
Expired* ......................      47                7.9%                 117,678                 8.4%
2002 ..........................      32                5.4                   49,972                 3.6
2003 ..........................      55                9.2                  114,312                 8.2
2004 ..........................      40                6.7                   51,975                 3.7
2005 ..........................      43                7.2                   96,544                 6.9
After 2005 ....................     380               63.6                  970,370                69.2

_________

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

Congress has also enacted legislation which permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites.

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

             Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2001, our Evansville, Indiana and Columbus, Ohio systems were overbuilt. As a result, approximately 8.7% of the total homes passed by our systems were overbuilt as of such date.

             Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems' programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. In addition, legislation has been enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed data and voice communications. Direct broadcast satellite has enjoyed a 17.5% average penetration nationwide, and we believe that satellite penetration in our various markets generally is in accordance with such average.

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

             Additionally, the FCC adopted regulations allocating frequencies in the 31 GigaHertz (GHz) band for a new service that can be used to provide video services similar to multipoint multichannel distribution systems, which transmit television channels from a fixed station to multiple receiving facilities located at fixed points. The FCC has completed spectrum auctions for local multipoint distribution service licenses.

             As we expand our offerings to include telephone services, our AT&T Digital Phone branded services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While we intend to add our telephone service offering to our various markets, the service has only recently been launched in selected markets and has not yet achieved any material penetration levels.

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

          The FCC's implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for "significant" system upgrades.

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

          Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable television system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable television systems that do not have such technical capability is available until a cable television system obtains the capability, but not later than October 2002.

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

          The 1996 Telecom Act made several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repealed the 1992 Cable Act's three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act were eliminated in 1996, although the parallel FCC regulations prohibiting broadcast/cable common-ownership remained in effect. The U.S. Court of Appeals for the District of Columbia circuit has recently struck down these rules. The FCC's rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to "effective competition" there.

          The 1996 Telecom Act amended the definition of a "cable system" under the Communications Act so that competitive providers of video services will be regulated and franchised as "cable systems" only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

          Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of subscribers which a single cable television operator can serve. In general, no cable television operator can have an attributable interest in cable television systems which serve more than 30% of all multichannel video programming subscribers nationwide. Attributable interests for these purposes include voting interests of 5% or more, unless there is another single holder of more than 50% of the voting stock, officerships, directorships and general partnership interests. The FCC has also adopted rules which limit the number of channels on a cable television system which can be occupied by national video programming services in which the entity which owns the cable television system has an attributable interest. The limit is 40% of the first 75 activated channels. The U.S. Court of Appeals for District of Columbia Circuit upheld the constitutionality of these rules. A petition for certiorari was denied by the Supreme Court. However, the U.S. Court of Appeals for the District of Columbia Circuit reversed and remanded the horizontal and vertical ownership rules for further proceedings on non-constitutional grounds.

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

          Access to Programming

          The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The prohibition on certain types of exclusive programming arrangements is set to expire on October 5, 2002, unless the FCC determines that extension of the prohibition is necessary to preserve and protect competition in video programming distribution. We expect the FCC to make a determination on this issue soon.

          Privacy

          The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information. Certain of these requirements were modified by the Electronic Communications Privacy Act of 2001.

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

          The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, were required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2005, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

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

          Inside Wiring; Customer Access

          In a 1997 order, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. Additionally, the FCC has proposed to restrict exclusive contracts between building owners and cable operators or other multichannel video programming distributors. The FCC has also issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This order limits the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

          Pole Attachments

          The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula began in 2001, and will be phased in by equal increments over the five ensuing years. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. However, the U.S. Court of Appeals for the Eleventh Circuit held that, since Internet provision is neither a "cable service" or a "telecommunications service," neither rate formula applies and, therefore, public utilities are free to charge what they please. The Supreme Court recently reversed this decision. The FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

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

          Internet Access Service

          We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers ("ISPs"). ISPs include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. A number of local franchising authorities have attempted to require cable companies offering Internet access service over their broadband facilities to allow access to those facilities on an unbundled basis to other ISPs. To date, all such efforts have been overturned in the courts. However, many ISPs and local franchising authorities have continued to ask the U.S. Congress and the FCC to mandate such access, or at least to allow local authorities to impose such a requirement. Although the FCC has thus far declined to impose such an access requirement on cable companies, the issue remains under consideration. The FCC has recently decided that cable Internet service should be classified for regulatory purposes as an "information service" rather than either a "cable service" or a "telecommunications service." Concurrently, the FCC has initiated a wide-ranging rulemaking proceeding in which it seeks comment on the regulatory ramifications of this classification. Among the issues to be decided are whether the FCC should permit local authorities to impose an access requirement, whether local authorities should be prohibited from imposing fees on cable Internet service revenues, and what regulatory role local authorities should be permitted to play. The outcome of this proceeding could have a material impact on our provision of cable Internet service.

          There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997. In response, Congress passed the Child Online Protection Act. The constitutionality of this act is currently being challenged in the courts. Finally, disclosure of customer communications or records is governed by the Electronic Communications Privacy Act of 2001.

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

          In January 1999, the United States Supreme Court held that the FCC has authority under the Communications Act to establish rules to govern the pricing of facilities and services provided by incumbent local exchange carriers ("ILECs") to open their local networks to competition. However, on July 18, 2000, the United States Court of Appeals for the Eighth Circuit vacated several FCC rules concerning interconnection and pricing of ILEC network elements, including a rule that mandates that ILECs set prices for unbundled network elements ("UNEs") at the lowest cost network configuration, and another rule that would have required the ILECs to bundle combinations of network elements at the competing carrier's request. The U.S. Supreme Court is presently reviewing this decision (consolidated with four other lower court challenges to the FCC's interconnection rules). In addition, a later FCC order dealing with certain other UNE issues remanded by the U.S. Supreme Court in its 1999 decision has been appealed to the Eighth Circuit. In the meantime, in December 2001 the FCC instituted a new rulemaking proceeding to reevaluate the list of available UNEs. The FCC has also initiated rulemaking proceedings to establish uniform ordering and provisioning performance standards for resale and UNEs, and for special access services. The outcome of these court proceedings and FCC rulemakings will have an effect on AT&T Broadband's ability to compete in the telecommunications marketplace.

Employees

          As of December 31, 2001, we employed approximately 2,900 full-time employees and 84 part-time employees. We consider our relations with our employees to be good.

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

Item 3.  Legal Proceedings

          Insight Kentucky and certain prior owners of the Kentucky systems, including affiliates of AT&T Broadband, have been named in class actions generally alleging that the Kentucky systems have improperly passed through state and local property tax charges to customers. The plaintiffs in these actions seek monetary damages and the enjoinment of the collection of such taxes. Such class actions are (i) Alfred P. Sykes, Jr., Charles Pearl, Linda Pearl vs. InterMedia Partners of Kentucky, L.P. and TCI TKR of Jefferson County, Inc., which was filed on March 26, 1999 in Jefferson County Circuit Court and consolidated with James F. Dooley vs. TCI TKR of Jefferson County and InterMedia Partners of Kentucky, L.P., which was filed on March 24, 1999 in Jefferson County Circuit Court, and (ii) Charles Shaw and Loretta Shaw vs. TCI TKR of Northern Kentucky, Inc. TCI TKR of Southern Kentucky, Inc., TCI Cablevision of North Central Kentucky, Inc., TCI Cablevision of Kentucky, Inc. and InterMedia Partners of Kentucky, L.P., which was filed on June 4, 1999 in the Franklin County Circuit Court. We have reached an agreement in principle with Plaintiffs' counsel to settle these lawsuits. Such settlement is awaiting the execution of definitive documentation and a determination of fairness by the respective courts where these matters were filed.

          The City of Louisville, Kentucky has granted additional franchises to Knology, Inc. and TotaLink of Kentucky, LLC. Our Kentucky subsidiary's franchise from the City of Louisville provides us with the right to challenge the grant of any subsequent franchises that are on terms more favorable than our own. Pursuant to such franchise provision, we filed for declaratory judgment in the Jefferson County Circuit Court against the City of Louisville, Kentucky for its grant of a more favorable franchise to Knology on November 2, 2000, and to TotaLink on December 21, 2000. The assertion of the declaratory judgment actions effectively stayed the grant of these franchises pending a court determination as to whether the franchises were granted on more favorable terms. The City of Louisville has been granted summary judgment in the Knology action on the basis that the franchise granted Knology was not more favorable than our own. We intend to appeal such ruling.

          On November 8, 2000, Knology filed a federal court action in the United States District Court for the Western District of Kentucky, naming Insight LP and our Kentucky operating subsidiary as defendants. The action also named the City of Louisville, Kentucky as a defendant. The suit seeks unspecified money damages and injunctive relief for alleged violations of the antitrust laws, the Communications Act and the Civil Rights Act of 1899, arising out of our having filed, under provisions of our own franchise from the City, the state court challenge to Knology's cable television franchise awarded by the City. On December 20, 2000, we moved to dismiss the federal court action for failure to state a claim for relief and for being outside the jurisdiction of the federal court. On the same date, Knology moved for a preliminary injunction "against" a provision of its franchise that suspends the franchise's effectiveness during the pendency of our state court challenge. The court denied our motion to dismiss and granted Knology the preliminary injunction effectively removing the stay of their franchise. We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend it vigorously.

          We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.


Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 4A.  Executive Officers of the Registrant

          The executive officers of the Registrant are as follows:

Name                        Age          Position
----                        ---          --------
Sidney R. Knafel            71           Chairman of the Board and Director
Michael S. Willner          49           President, Chief Executive Officer and
                                         Director
Kim D. Kelly                45           Executive Vice President, Chief
                                         Operating Officer and Director
Dinesh C. Jain              38           Senior Vice President, Chief Financial
                                         Officer
Elliot Brecher              36           Senior Vice President, General Counsel
                                         and Secretary

          Sidney R. Knafel has been Chairman of the Board since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of NTL Incorporated, General American Investors Company, Inc. and IGENE Biotechnology, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

          Michael S. Willner is a co-founder and has served as President and Chief Executive Officer since 1985. Previously, Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable's Bergen County, New Jersey cable television system from 1975 to 1977. Currently, Mr. Willner is a director of NTL Incorporated. He is Chairman of the National Cable & Telecommunications Association's Board of Directors and Executive Committee. He also serves on the boards of C-SPAN, CableLabs and the Walter Kaitz Foundation. Mr. Willner is a graduate of Boston University's College of Communication and serves on the school's Executive Committee.

          Kim D. Kelly has been Executive Vice President since 1990. Ms. Kelly has also been Chief Operating Officer since January 1998 and was Chief Financial Officer from 1990 until January 2002. Prior thereto, she served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly is Chairperson of the Cable Advertising Bureau's Board of Directors. She also serves as a member of the National Cable & Telecommunications Association Subcommittees for Telecommunications Policy, Diversity Initiatives and Accounting. Ms. Kelly also serves as a director of Bank of New York Hamilton Funds and serves on the boards of Cable in the Classroom, The Cable Center and the Cable & Telecommunications Association for Marketing Educational Foundation. Ms. Kelly is a graduate of George Washington University.

          Dinesh C. Jain has served as Senior Vice President and Chief Financial Officer since January 2002. Previously, Mr. Jain was employed for more than the past five years as a Managing Director of NTL, one of Europe's leading cable and telecommunications companies. His background in the cable industry includes a nine-year period with OCOM Corporation and International CableTel, working in various key general management positions. His roles have included Deputy Managing Director, NTL Consumer Group, as well as Managing Director of Cable and Wireless' Consumer Division.

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

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

          Our Class A common stock trades on The Nasdaq Stock Market(R) ("Nasdaq") under the symbol ICCI. The following table sets forth the range of the high and low sales prices of the Class A common stock for the periods indicated as reported by Nasdaq:

Quarter Ended                        High         Low
-------------                        ----         ---
March 31, 2000                       $30.500      $19.688
June 30, 2000                        $24.125      $13.375
September 30, 2000                   $18.500      $12.000
December 31, 2000                    $23.875      $11.688

March 31, 2001                       $28.938      $21.000
June 30, 2001                        $28.160      $18.000
September 30, 2001                   $27.150      $17.180
December 31, 2001                    $24.580      $17.570

------------------

          At February 28, 2002, there were approximately 242 and 25 stockholders of record of our Class A and Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

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

Recent Sales of Unregistered Securities

          During the fourth quarter of 2001, we granted stock options to certain of our employees to purchase an aggregate of 280,000 shares of Class A common stock. The grants were not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of
Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6. Selected Financial Data

          In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2001. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as

"Management's Discussion and Analysis of Financial Condition and Results of Operations," also included in this report.

                                                                                     Year Ended December 31,
                                                                --------------------------------------------------------------
                                                                      2001        2000          1999       1998        1997
                                                                --------------------------------------------------------------
                                                                         (dollars in thousands, except per share data)
Statement of Operations Data:
        Revenues                                                  $  704,379   $  476,186    $ 242,693  $ 112,902    $ 67,698
        Operating costs and expenses:
            Programming and other operating costs                    258,934      170,071       73,208     30,984      18,765
            Selling, general and administrative expenses             129,044       92,014       53,946     23,863      14,652
            Non-recurring high-speed data charges                      3,785            -            -          -           -
            Non-cash compensation and related charges                      -            -       19,285          -           -
            Depreciation and amortization                            383,449      236,242      131,308     43,849      18,125
                                                                 --------------------------------------------------------------
        Total operating costs and expenses                           775,212      498,327      277,747     98,696      51,542
                                                                 --------------------------------------------------------------
       Operating income (loss)                                       (70,833)     (22,141)     (35,054)    14,206      16,156
       Other income (expense):
           Gain (loss) on cable systems exchange                      34,178         (956)      15,799    111,746      78,931
           Gain on contribution of cable systems to joint venture          -            -            -     44,312           -
           Interest expense, net                                    (205,730)    (109,753)     (50,398)   (28,106)    (15,962)
           Other                                                      (2,320)        (294)        (345)      (444)          -
                                                                 --------------------------------------------------------------
       Total other income (expense)                                 (173,872)    (111,003)     (34,944)   127,508      62,969
                                                                 --------------------------------------------------------------
       Income (loss) before minority interest, investment
           activity, income taxes and extraordinary item            (244,705)    (133,144)     (69,998)   141,714      79,125
       Minority interest                                             141,314       67,773       31,339      3,410           -
       Equity in losses of investees                                  (2,031)      (3,830)     (13,963)    (3,251)          -
       Impairment write-down of investments                           (9,899)     (88,554)           -          -           -
       Gain on sale of equity investments                                  -       80,943            -          -           -
                                                                 --------------------------------------------------------------
       Income (loss) before income taxes and Extraordinary item     (115,321)     (76,812)     (52,622)   141,873      79,125
       Benefit (provision) for income taxes                           46,618       33,825      (31,586)         -           -
                                                                 --------------------------------------------------------------
       Income (loss) before extraordinary item                       (68,703)     (42,987)     (84,208)   141,873      79,125
       Extraordinary loss from early extinguishment of debt, net
            of tax                                                    (6,086)           -            -     (3,267)     (5,243)
                                                                 --------------------------------------------------------------
       Net income (loss)                                             (74,789)     (42,987)     (84,208)   138,606      73,882
       Accrual of preferred interests                                (19,432)     (18,725)           -          -           -
       Accretion of redeemable Class B common units                        -            -       (7,118)    (5,729)          -
       Accretion to redemption value of preferred limited units            -            -            -          -     (15,275)
                                                                 --------------------------------------------------------------
       Net income (loss) applicable to common shareholders        $  (94,221)  $  (61,712)   $ (91,326) $ 132,877    $ 58,607
                                                                 ==============================================================

       Basic income (loss) per share before extraordinary item    $    (1.47)  $    (1.03)   $   (2.58) $    6.71    $   2.02
       Diluted income (loss) per share before extraordinary item  $    (1.47)  $    (1.03)   $   (2.58) $    4.55    $   1.87
       Basic income (loss) per share attributable to common
           Stockholders                                           $    (1.57)  $    (1.03)   $   (2.58) $    6.55    $   1.86
       Diluted income (loss) per share attributable to
           common Stockholders                                    $    (1.57)  $    (1.03)   $   (2.58) $    4.61    $   1.78


                                                                        Year Ended December 31,
                                                            2001         2000         1999         1998          1997
                                                        ---------------------------------------------------------------
                                                                         (dollars in thousands)
Other Financial Data:

        EBITDA  (1)                                     $  308,265   $  209,977   $   81,946    $  54,360    $  34,281

        EBITDA margin (2)                                     43.8%        44.1%        33.8%        48.1%        50.6%

        Capital expenditures                               325,581      262,241      135,929       44,794       27,981

        Net cash provided by operating activities          161,325       91,632       96,448       44,760       10,436

        Net cash used in investing activities              802,875      279,810      516,487      142,190       27,981

        Net cash provided by financing activities          806,365      108,400      513,648      116,250       17,891

Balance Sheet Data:

        Cash and cash equivalents                       $  198,548   $   33,733   $  113,511    $  19,902    $   1,082

        Property, plant and equipment, net               1,151,709      820,888      643,138      155,412       63,842

        Total assets                                     3,867,392    2,244,586    1,989,470      660,916      158,103

        Total debt, including preferred interests        2,728,189    1,552,804    1,233,000      573,663      207,488

        Partners' (deficit) stockholders' equity           646,030      540,680      588,060       (7,928)    (127,982)


                                                                          As of December 31, 2001, except where noted
                                                          --------------------------------------------------------------------------
                                                          Indiana      Kentucky      Illinois      Ohio       Managed       Total
                                                          Systems      Systems      Systems (3)   System     Systems (4)   Systems
                                                          -------      -------      -----------   ------     -----------   -------
Technical Data:
        Network miles                                        8,075        9,081        8,143        2,750       28,049       31,435
        Number of headends                                      14           10           38            1           18           81
        Number of headends
           expected upon
           completion of upgrades
           during 2002 (5) (6) (7)                               6            5            9            1            0           21
        Number of headends
           serving 95% of our
           customers expected
           upon completion of our
           upgrades. (5) (6) (7)                                 3            4            6            1            0           14

Operating Data:
        Homes passed (8)                                   548,300      758,500      703,000      191,000      187,600    2,388,400
        Basic customers (9)                                320,200      447,900      429,500       86,100      117,200    1,400,900
        Basic penetration (10)                                58.4%        59.1%        61.1%        45.1%        62.5%        58.7%
        Digital ready homes (11)                           272,900      430,400      373,900       67,200            0    1,144,400
        Digital customers (12)                              55,100      113,100       66,900       22,600            0      257,700
        Digital penetration (13)                              20.2%        26.3%        17.9%        33.6%           0         22.5%
        Premium units (14)                                 146,500      274,800      293,500       66,700       36,300      817,800
        Premium penetration (15)                              45.7%        61.4%        68.3%        77.5%        31.0%        58.4%
        Cable modem customers (16)                          20,500       27,500       28,600       11,500          400       88,500

(1) Represents earnings (loss) before interest, taxes, depreciation and amortization, minority interest, gain (loss) on cable system exchanges and contributions to joint venture, impairment write-down of investments, gain on sale of equity investments and extraordinary items. We believe that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to similarly titled amounts of other companies. See our financial statements, including the statements of cash flows, which appear elsewhere in this report.

(2)  Represents EBITDA as a percentage of total revenues.

(3)  Includes our Griffin, Georgia system.

(4) Projections for capital expenditures related to managed system rebuilds are subject to approval by AT&T Broadband.

(5) Headends in managed systems will be consolidated into the Indiana and Kentucky networks.

(6) The upgrades of the recently acquired Illinois systems are scheduled to be completed by the end of 2002.

(7) Includes newly acquired Indiana systems in Anderson, Bloomington, and Cynthiana.

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

       On July 17, 2000, we entered into a ten-year agreement with AT&T Broadband that will allow AT&T Broadband to provide telephone services under the AT&T Digital Phone brand using our network infrastructure and AT&T Broadband's switching and transport facilities.

       On August 8, 2000, we completed the purchase of the remaining 25% common equity interest in Insight Ohio, which we previously did not own. At the same time, the Insight Ohio operating agreement was amended to provide us with 70% of its total voting power. As such, the results of Insight Ohio have been consolidated in our results for the years ended December 31, 2001 and 2000. Prior to 2000, we accounted for our 75% non-voting common equity interest in Insight Ohio under the equity method.

       On January 5, 2001 (effective January 1, 2001), we completed a series of transactions with the AT&T cable subsidiaries that increased by 355,000 the number of customers we serve. We refer in this report to these transactions, including related bank financing, as the "AT&T transactions." Specifically, Insight Midwest acquired:

          . all of our systems not already owned by Insight Midwest serving approximately 175,000 customers, as well as systems which we acquired from AT&T cable subsidiaries serving approximately 105,000 customers; and

          . systems from the AT&T cable subsidiaries located in Illinois \ serving approximately 250,000 customers.

       Insight Midwest acquired the systems from us and the AT&T cable subsidiaries subject to indebtedness in the amount of $685.0 million. Insight Midwest remains equally owned by us and AT&T Broadband. We continue to serve as the general partner of Insight Midwest and manage and operate the Insight Midwest systems.

Results of Operations

           Substantially all of our revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from commissions for products sold through home shopping networks.

           We have generated increases in revenues and EBITDA for each of the past three fiscal years, primarily through a combination of acquisitions, internal customer growth, increases in monthly revenue per customer and growth in advertising and increasingly new revenue from selling new services including high speed data access and interactive digital video.

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

           The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

                                                                            Year ended December 31,
                                                                     2001             2000         1999
                                                                 ------------------------------------------
                                                                                  (in thousands)

Revenue                                                           $  704,379     $   476,186   $   242,693
Operating costs and expenses:
     Programming and other operating costs                           258,934         170,071        73,208
     Selling, general and administrative                             129,044          92,014        53,946
     Non-recurring high-speed data service charges                     3,785               -             -
     Non-cash compensation and related charges                             -               -        19,285
     Depreciation and amortization                                   383,449         236,242       131,308
                                                                 ------------------------------------------
Total operating costs and expenses                                   775,212         498,327       277,747
                                                                 ------------------------------------------
Operating loss                                                       (70,833)       (22,141)      (35,054)
EBITDA                                                               308,265         209,977        81,946
Interest expense                                                     213,045         115,524        57,053
Income tax benefit (provision)                                        46,618          33,825      (31,586)
Net loss                                                             (74,789)       (42,987)      (84,208)
Net cash provided by operating activities                            161,325          91,632        96,448
Net cash used in investing activities                                802,875         279,810       516,487
Net cash provided by financing activities                            806,365         108,400       513,648

           EBITDA represents earnings before interest, taxes, depreciation and amortization, minority interest, gain (loss) on cable system exchanges, impairment write-down of investments, gain on sale of equity investments and extraordinary items. We believe that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Refer to our financial statements, including our statements of cash flows, which appear elsewhere in this report.

           The following calculations of EBITDA are not necessarily comparable to similarly titled amounts of other companies:


                                                                               Year ended December 31,
                                                                           2001          2000         1999
                                                                       ----------------------------------------
                                                                                      (in thousands)
Net loss                                                               $   (74,789)  $  (42,987)  $   (84,208)
Adjustments:
     Interest expense                                                      213,045      115,524        57,053
     Interest income                                                        (7,315)      (5,771)       (6,655)
     Tax (benefit) provision                                               (46,618)     (33,825)       31,586
     Depreciation and amortization                                         383,449      236,242       131,308
     Minority interest                                                    (141,314)     (67,773)      (31,339)
     Loss (gain) on cable system exchange                                  (34,178)         956       (15,799)
     Impairment write-down of investments                                    9,899       88,554             -
     Gain on sale of equity investments                                          -      (80,943)            -
     Extraordinary loss from early extinguishment of debt, net of tax        6,086            -             -
                                                                       ----------------------------------------
EBITDA                                                                 $   308,265   $  209,977   $    81,946
                                                                       ----------------------------------------

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

           Revenue increased $228.2 million or 47.9% to $704.4 million for the year ended December 31, 2001 from $476.2 million for the year ended December 31, 2000. The increase in revenue was primarily the result of the Illinois cable systems acquired from AT&T in the AT&T transactions (the "AT&T Illinois Systems"). The incremental revenue generated by the acquisition of the AT&T Illinois Systems approximated $181.2 million, which represents 79.4% of the increase in consolidated revenue. Excluding the AT&T Illinois Systems, revenue increased 9.9% largely due to the sale of new services, and revenue for digital and high-speed data increased by $34.6 million, a combined 132.5% growth rate. Revenue by service offering were as follows for the years ended December 31, (in thousands):

                                     2001                   2000
                                  Revenue by    % of     Revenue by      % of
                                    Service     Total      Service      Total
                                   Offering    Revenue    Offering     Revenue
                                   --------    -------    --------     -------
          Basic                   $  474,978     67.4%  $   329,721       69.2%
          Premium                     57,642      8.2%       46,402        9.7%
          Pay-per-view                 4,102       .6%        6,830        1.4%
          Digital                     47,134      6.7%       15,811        3.3%
          Advertising sales           46,907      6.7%       34,934        7.3%
          Data services               35,825      5.1%       10,314        2.2%
          Other                       37,791      5.3%       32,174        6.9%
                                  ----------  --------  -----------   ---------

          Total                   $  704,379    100.0%  $   476,186      100.0%
                                  ==========  ========  ===========   =========

           On a pro forma basis including the AT&T Illinois Systems, RGUs (Revenue Generating Units) were approximately 1,635,300 as of December 31, 2001 compared to approximately 1,485,200 as of December 31, 2000. This represents an annualized growth rate of 10.1%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

           Average monthly revenue per basic customer, including management fee income, was $45.93 for the year ended December 31, 2001 compared to $42.92 for the year ended December 31, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $5.41 for the year ended December 31, 2001 from $2.36 for the year ended December 31, 2000. Excluding the AT&T Illinois Systems, the number of high-speed data service customers increased to approximately 62,900 as of December 31, 2001 from approximately 30,300 as of December 31, 2000, while digital customers increased to approximately 208,000 as of December 31, 2001 from approximately 103,300 as of December 31, 2000.

           Programming and other operating costs increased $88.9 million or 52.3% to $258.9 million for the year ended December 31, 2001 from $170.1 million for the year ended December 31, 2000. The increase in programming and other operating costs was primarily the result of the acquisition of the AT&T Illinois Systems. The incremental expense resulting from the AT&T Illinois Systems approximated $62.8 million, which represents 70.7% of the increase in programming and other operating costs. Excluding these systems, programming and other operating costs increased by approximately $26.1 million or 15.3%, primarily as a result of increased programming rates and additional programming.

           Selling, general and administrative expenses increased $37.0 million or 40.2% to $129.0 million for the year ended December 31, 2001 from $92.0 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses was primarily the result of the acquisition of the AT&T Illinois Systems. The incremental expense resulting from the AT&T Illinois systems approximated $27.5 million, which represents 74.4% of the increase. Excluding these systems, selling, general and administrative costs increased by approximately $9.5 million or 10.3%, primarily reflecting increased marketing activity and corporate expenses associated with new service introductions.

           Non-recurring high-speed data service charges were incurred in the year ended December 31, 2001 as a result of payments made to At Home Corporation ("@Home"), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim agreement with @Home to extend service through November 30, 2001. Further, in December 2001, we entered into an additional interim service arrangement whereby we paid $10.0 million to @Home to extend service for three months through February 28, 2002 that is being recorded into expense ratably over the three-month period. As a result of these interim arrangements we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001. Additionally, we have recorded an allowance for bad debt of $1.0 million for a net receivable from @Home in connection with monies @Home collected from our high-speed data customers on our behalf prior to September 28, 2001. These additional costs are included in non-recurring high-speed data service charges in our statement of operations.

           Depreciation and amortization expense increased $147.2 million or 62.3% to $383.4 million for the year ended December 31, 2001 from $236.2 million for the year ended December 31, 2000. The increase in depreciation and amortization expense was primarily the result of the acquisition of the AT&T Illinois Systems. The incremental expense resulting from the AT&T Illinois Systems approximated $96.4 million, which represents 65.5% of the increase. Excluding these systems, depreciation and amortization expense increased by approximately $50.8 million or 21.5%, primarily due to capital expenditures made to rebuild our existing cable equipment, roll-out new product offerings and add telephony capabilities to our network.

           EBITDA increased $98.3 million or 46.8% to $308.3 million for the year ended December 31, 2001 from $210.0 million for the year ended December 31, 2000. This increase was primarily due to the results generated by the AT&T Illinois Systems.

           Interest expense increased $97.5 million or 84.4% to $213.0 million for the year ended December 31, 2001 from $115.5 million for the year ended December 31, 2000. The increase in interest expense was primarily the result of higher outstanding debt resulting from the acquisition of the AT&T Illinois Systems and funding of capital expenditures during the past year offset by lower average interest rates.

           The benefit for income taxes was $46.6 million and $33.8 million for the year ended December 31, 2001 and 2000, representing effective tax rates of 40.4% and 44.0%.

           For the year ended December 31, 2001, the net loss was $74.8 million primarily for the reasons set forth above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

           Revenue increased $233.5 million or 96.2% to $476.2 million for the year ended December 31, 2000 from $242.7 million for the year ended December 31, 1999. The increase in revenue was primarily the result of the acquisition of the Kentucky cable systems and consolidation of Insight Ohio. The incremental revenue earned from the Kentucky systems approximated $173.4 million, or 74.3% of the consolidated revenue increase and Insight Ohio accounted for $49.7 million, or 21.3% of the consolidated revenue increase.

           Revenue by service offering were as follows for the years ended December 31, (in thousands):

                                     2000                    1999
                                  Revenue by    % of      Revenue by    % of
                                   Service      Total      Service      Total
                                   Offering    Revenue     Offering    Revenue
                                   --------    -------     --------    -------
           Basic                 $   329,721      69.2%  $   172,199      71.0%
           Premium                    46,402       9.7%       24,434      10.1%
           Pay-per-view                6,830       1.4%        3,354       1.4%
           Digital                    15,811       3.3%        6,919       2.8%
           Advertising sales          34,934       7.3%       17,478       7.2%
           Data services              10,314       2.2%        1,263       0.5%
           Other                      32,174       6.9%       17,046       7.0%
                                 -----------  --------  ------------  ---------

           Total                 $   476,186     100.0%  $   242,693     100.0%
                                 ===========  ========  ============  =========

           Average monthly revenue per basic customer, including management fee income, was $42.92 for the year ended December 31, 2000 compared to $38.44 for the year ended December 31, 1999 primarily reflecting rate increases as we continued to activate nodes in rebuilt areas resulting in an increase in average monthly basic revenue per customer of $2.45. Average monthly basic revenue per customer averaged $29.72 during the year ended December 31, 2000 compared to $27.28 during the comparable period of 1999. In addition, monthly revenue for new services including high-speed data and interactive digital video caused revenue per customer to increase 82% to $2.36.

           Programming and other operating costs increased $96.9 million or 132.3% to $170.1 million for the year ended December 31, 2000 from $73.2 million for the year ended December 31, 1999. The incremental expense resulting from the Kentucky systems approximated $62.3 million accounting for 64.3% of the expense increase and the consolidation of Insight Ohio accounted for approximately $19.0 million or 19.6% of the expense increase. Excluding these systems, programming and other operating costs increased by approximately $15.6 million or 21.3%, primarily as a result of increased programming rates and additional programming.

           Selling, general and administrative expenses increased $38.1 million or 70.6% to $92.1 million for the year ended December 31, 2000 from $53.9 million for the year ended December 31, 1999. The incremental expense resulting from the Kentucky systems approximated $25.5 million accounting for 66.9% of the expense increase and the consolidation of Insight Ohio accounted for approximately $10.6 million or 27.8% of the expense increase. Excluding these systems, selling, general and administrative costs increased by approximately $2.0 million or 5.2%, primarily reflecting increased marketing activity and corporate expenses associated with new service introductions.

           Depreciation and amortization expense increased $104.9 million or 79.9% to $236.2 million for the year ended December 31, 2000 from $131.3 million for the year ended December 31, 1999. This increase was primarily due to the acquisitions of the Kentucky and Ohio cable systems and additional capital expenditures associated with the rebuilds of our systems, partially offset by a decrease in depreciation expense attributable to a change in estimate as of January 1, 2000, which resulted in new assets being depreciated over longer lives.

           For the year ended December 31, 2000, an operating loss of $22.1 million was incurred as compared to an operating loss of $35.1 million for the year ended December 31, 1999, primarily for the reasons set forth above. The operating loss for 1999 includes a one-time non-cash compensation expense of $19.3 million that was recorded in the third quarter of 1999.

           EBITDA increased $128.0 million or 156.2% to $210.0 million for the year ended December 31, 2000 from $81.9 million for the year ended December 31, 1999. This increase was primarily due to a full year of results of the Kentucky Systems and Ohio Systems reflected in 2000 and overall increased revenue partially offset by increased programming and other operating costs, primarily as a result of increased programming rates and additional programming.

           Interest expense increased $58.5 million or 102.5% to $115.5 million for the year ended December 31, 2000 from $57.0 million for the year ended December 31, 1999. The increase was primarily due to higher average outstanding indebtedness related to the Kentucky acquisition and the consolidation of Insight Ohio. Average debt outstanding during the year ended December 31, 2000 was $1.3 billion at an average interest rate of 8.8%.

           The benefit for income taxes was $33.8 million for the year ended December 31, 2000. The provision for income taxes was $31.6 million, which consisted primarily of a one-time, non-recurring charge recorded for deferred taxes upon the exchange of the limited partnership interests in Insight LP for our common stock at the time of our initial public offering.

             For the year ended December 31, 2000, the net loss was $43.0 million primarily for the reasons set forth above.

Liquidity and Capital Resources

             Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Expenditures have primarily been used to upgrade our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

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

             Cash provided by operations for the year ended December 31, 2001 and 2000 was $161.3 million and $91.6 million. The increase was primarily attributable to the AT&T Illinois Systems and the timing of cash receipts and payments related to working capital accounts.

             Cash used in investing activities for the year ended December 31, 2001 and 2000 was $802.9 million and $279.8 million. The increase was primarily attributable to the purchase of cable television systems, net of cash acquired and increased capital expenditures relating to our recent system rebuilds.

             Cash provided by financing activities for the year ended December 31, 2001 and 2000 was $806.4 million and $108.4 million. The increase was primarily attributable to net borrowings from credit facilities partially offset by repayment of debt associated with the purchase of cable television systems.

             For the year ended December 31, 2001 and December 31, 2000, we spent $325.6 million and $262.2 million in capital expenditures largely to support our plant rebuild including interactive technology and telephone services, digital converter and modem purchases and, to a lesser extent, network extensions.

             For the year ending December 31, 2002, it is anticipated that we will spend approximately $300.0 million on capital expenditures, including capital expenditures required for success-based deployment of new services and telephone services and the upgrade of the Illinois cable television systems, which will involve the wide deployment of fiber optics and other capital projects associated with implementing our clustering strategy.

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

             On January 5, 2001, we consummated the AT&T transactions with the AT&T cable subsidiaries. As a result of these AT&T transactions, the number of customers served by us increased by 355,000. In conjunction with the AT&T transactions, a subsidiary of Insight Midwest, Insight Midwest Holdings, LLC, which subsidiary serves as a holding company for all of Insight Midwest's systems other than the Columbus, Ohio system, consummated on January 5, 2001 a $1.75 billion credit facility from which it borrowed $663.0 million to repay the Indiana and Kentucky credit facilities and $685.0 million to finance the AT&T transactions.

             The Midwest Holdings credit facility permits the distribution of cash from Midwest Holdings' subsidiaries to enable Insight Midwest to pay interest on its 9 3/4% senior notes and 10 1/2% senior notes, so long as there exists no default under the credit facility. The Midwest Holdings credit facility contains covenants restricting, among other things, the ability of Midwest Holdings and its subsidiaries to acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. As of December 31, 2001, we were in compliance with this credit facility's covenant requirements. Given current operating conditions and projected results of operations, we anticipate continued compliance under this credit facility agreement for the foreseeable future.

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

             Insight Midwest acquired all of the common equity interests of Insight Ohio as part of the AT&T transactions. Insight Ohio is an unrestricted subsidiary under the indentures governing our and Insight Midwest's notes, and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest. Insight Ohio has a $25.0 million reducing revolving credit facility that supports the Ohio system. The facility requires principal payments commencing in March 2003 through September 2004. As of December 31, 2001, $25.0 million was outstanding under this credit facility. Given current operating conditions and projected results of operations, we anticipate full compliance with this credit facility agreement for the foreseeable future.

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

         Interest on the Coaxial 10% senior notes is payable on February 15 and August 15 of each year. The indenture governing the Coaxial 10% senior notes imposes certain limitations on the ability of Coaxial Communications, Phoenix and Insight Ohio to, among other things, incur debt, make distributions, make investments and sell assets. Interest on the Coaxial 12 7/8% senior discount notes does not accrue and is not payable prior to August 15, 2003. Thereafter, cash interest on the Coaxial 12 7/8% senior discount notes will be payable on February 15 and August 15 of each year, commencing on February 15, 2004. The indenture governing the Coaxial 12 7/8% senior discount notes imposes certain limitations on the ability of Coaxial LLC, Coaxial Financing, Coaxial Communications and Insight Ohio to, among other things, incur debt, make distributions, make investments and sell assets. The ability of Coaxial to make scheduled payments with respect to the 10% senior notes and 12 7/8% senior discount notes will depend on the financial and operating performance of Insight Ohio. The distributions on the Series A and B Preferred Interests equal the interest payments on the senior notes and senior discount notes.

         We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash we need to pay our obligations and to repay the principal amount of our obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us and are restricted by the terms of their indebtedness from doing so. Our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries.

         We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We intend to continue to draw upon the $170.0 million of unused availability under the Midwest Holdings Credit Facility as discussed above to fund any shortfall resulting from the inability of Insight Midwest's cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. In addition, as a result of our February 2001 offering of notes, we could provide additional funding support to Insight Midwest.

         The following table summarizes our contractual obligations as of December 31, 2001, including periods in which the related payments are due (in thousands):

                                          2003           2005
                             2002       to 2004        to 2006       Thereafter       Total
                           -------------------------------------------------------------------
Long-term debt             $      -    $  85,000      $ 188,000     $ 2,432,000    $ 2,705,000
Capital leases                  738        1,476          1,576           3,996          7,786
Operating leases              4,016        6,590          4,750           6,789         22,145
Preferred interests          14,000       35,193        175,387          66,659        291,239
                           -------------------------------------------------------------------
  Total cash obligations   $ 18,754    $ 128,259      $ 369,713     $ 2,509,444    $ 3,026,170
                           ===================================================================

Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for fiscal years beginning after December 15, 2001 and requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001 and changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. For existing goodwill and other intangibles, we will adopt this pronouncement on January 1, 2002. As a result of this adoption, $2.36 billion of goodwill, which was to be amortized ratably through 2016, will cease. We adopted the non-amortization provision for goodwill contained within this pronouncement as of January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 would have resulted in a decrease in net loss of $61.4 million ($1.02 per share) for the year ended December 31, 2001.

         SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, we have six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss, measured as of the beginning of the year of adoption, if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 will be completed during the first quarter of 2002. Any loss resulting from the first step impairment test will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined what effect these impairment tests will have on our consolidated financial position, results of operations and cash flows.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We are currently assessing the impact of SFAS No. 144 on our consolidated financial position, results of operations and cash flows.

Critical Accounting Policies

         The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

         Fair Value of Assets Acquired and Liabilities Assumed in Purchase Combinations

         The purchase combinations carried out by us require management to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. We also utilize appraisal reports issued by independent appraisers. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year of the acquisition, the change would be recorded in our statement of operations.

         Goodwill and Other Identifiable Intangibles

         We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

  . Significant underperformance relative to expected historical or projected future operating results;

  . Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

  .  Significant negative industry or economic trends.

         When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002 we will cease to amortize goodwill and franchise costs arising from acquisitions completed prior to July 1, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. If we determine through the impairment review process that goodwill has been impaired, we would record the impairment charge in our statement of operations.

Investments

         Periodically, we make strategic investments. All marketable securities are classified as available-for-sale securities and are carried at fair value. All other equity investments are carried at cost. Each quarter, we assess the value of these investments by using information acquired from industry trends, the management of these companies and other external sources. Based on the information acquired, we record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

         Fixed Assets

         Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable systems and is stated at cost. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 3 to 30 years. Building improvements are amortized using the straight-line method over shorter of the remaining terms of the leases or the estimated lives of the improvements.

         In 2000 we changed the estimated useful lives of fixed assets that relate to our recent rebuild program. The changes in estimated useful lives were made to reflect our evaluation of the economic lives of the newly rebuilt plant in conjunction with industry practice. The weighted average useful lives of such fixed assets changed from approximately 5 years to approximately 11 years.

     Risk Factors

     We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business.

         We have a substantial amount of debt. The following table shows certain important credit statistics about us.

                                                                  As of
                                                            December 31, 2001
                                                            -----------------
                                                          (dollars in thousands)

Total debt, including preferred interests ...............       $2,728,189
Stockholders' equity ....................................          646,030
Debt to equity ratio ....................................              4.2x

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

         Although our financial statements consolidate the results of Insight Midwest, we own only 50% of the outstanding partnership interests in Insight Midwest. The other 50% of Insight Midwest is owned by an indirect subsidiary of AT&T Broadband, an entity over which we have no control. As a result, although our financial statements include 100% of the revenues and EBITDA of Insight Midwest, we are only entitled to share in the results and assets of Insight Midwest to the extent of our partnership interest. Insight Midwest accounted for substantially all of our revenues and EBITDA in fiscal 2001. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. The only cash we receive directly from Insight Midwest is a management fee of 3% based on revenues of the cable television systems and reimbursement of expenses.

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

          We have a history of net losses and expect to incur additional net losses in the future. We reported a net loss before taxes, extraordinary items and accruals of preferred interests of $115.3 million for the year ended December 31, 2001 and $116.7 million for the year ended December 31, 2000, on a pro forma basis after giving effect to the AT&T transactions.

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

          In recent years the cable industry has experienced a rapid escalation in the cost of programming, and sports programming in particular. For 1998 through 2001, programming costs increased significantly. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs may continue to escalate and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 45% of the total operating expenses for our systems for the year ended December 31, 2001.

     The competition we face from other cable networks and alternative service providers may cause us to lose market share.

          The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of subscribers. The industry growth rate for basic customers for the years ended December 2001 and 2000 was 5.2% and 1.8% respectively, while satellite penetration as of December 2001 averaged 17.5% nationwide, up from 17.1% in December 2000. This in turn has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed data access, video-on-demand and telephone services.

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

          Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called "overbuilding." As of December 31, 2001, approximately 8.7% of the homes passed by our cable systems were overbuilt. An affiliate of Southern Indiana Gas and Electric Co. has overbuilt our Evansville, Indiana system and passes approximately 77,100 homes also passed by us. In addition, Knology, Inc. and TotaLink of Kentucky LLC have each obtained a franchise to provide cable television service in the City of Louisville, Kentucky, where we operate a system, although these companies have not constructed cable systems. TotaLink of Kentucky, LLC is also in discussions with the Jefferson County local franchising authority to obtain a franchise to provide cable television in the same area as our system. In addition, WideOpenWest has overbuilt our Columbus, Ohio system and passes approximately 130,000 homes also passed by us. In our Illinois system, the city of Springfield is considering a municipal overbuild. We cannot predict what effect competition from these or future competitors will have on our business and operations.

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

          As we expand our offerings to include telephone services, our AT&T Digital Phone branded telephone services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.

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

          The U.S. Congress and the Federal Communications Commission have been asked to require cable operators to provide access over their cable systems to other Internet service providers. If we are required to provide open access, it could prohibit us from entering into or limit our existing agreements with Internet service providers, adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services. To date, the U.S. Congress and the Federal Communications Commission have declined to impose these requirements although the FCC has recently issued a notice of proposed rulemaking on this matter. This same open access issue is also being considered by some local franchising authorities and several courts. Franchise renewals and transfers could become more difficult depending upon the outcome of this issue.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

          Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counter-parties to our swap and collar agreements are major financial institutions. As of December 31, 2001, our interest rate swap and collar agreements expire in varying amounts through July 2003.

          The fair market value and carrying value of our 9 3/4% senior notes, 10 1/2% senior notes and 12 1/4 senior discount notes was $984.0 million and $937.5 million as of December 31, 2001. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of December 31, 2001, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(22.8) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders' equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

          As of December 31, 2001, we had entered into interest rate swaps that approximated $500.0 million, or 31.2%, of our borrowings under all of our credit facilities. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $11.1 million.

Item 8.  Financial Statements and Supplementary Data

             Reference is made to our consolidated financial statements beginning on page F-1 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

             Information called for by Item 10 is set forth under the heading "Executive Officers of the Registrant" in Part I hereof and in "Election of Directors" in our proxy statement relating to the 2002 Annual Meeting of Stockholders, which is incorporated herein by this reference.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors ........................................     F-1

Insight Communications Company, Inc.
   Consolidated Balance Sheets as of
   December 31, 2001 and 2000 .........................................     F-2

Insight Communications Company, Inc.
   Consolidated Statements of Operations
   for the years ended December 31, 2001,
   2000 and 1999 ......................................................     F-3

Insight Communications Company, Inc.
   Consolidated Statements of Changes
   In Partners' Deficit/Stockholders'
   Equity for the years ended December 31,
   2001, 2000 and 1999 ................................................     F-4

Insight Communications Company, Inc.
   Consolidated Statements of Cash Flows
   for the years ended December 31, 2001,
   2000 and 1999 ......................................................     F-5

Insight Communications Company, Inc.
   Notes to Consolidated Financial
   Statements .........................................................     F-6

         (b)  Reports on Form 8-K:

         We did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.

        (c) Exhibits
Exhibit
Number      Exhibit Description
------      -------------------

  2.1       Purchase Agreement, dated as of April 18, 1999, among InterMedia
               Capital Management VI, LLC, InterMedia Management Inc., Robert J. Lewis, TCI ICM VI, Inc., InterMedia Capital Management VI, L.P., Blackstone KC Capital Partners, L.P., Blackstone KC Offshore Capital Partners, L.P., Blackstone Family Investment Partnership III L.P., Leo J. Hindery, Jr., TCI IP-VI, LLC and Insight Communications Company, L.P. (1)
  2.2       Contribution and Formation Agreement, dated April 18, 1999, between
               TCI of Indiana Holdings, LLC and Insight Communications Company, L.P. (1)
  2.3       Purchase and Option Agreement, dated as of August 8, 2000, among
               Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy
               (2)
  2.4       Asset Contribution Agreement, dated August 15, 2000, by and among,
               Command Cable of Eastern Illinois Limited Partnership, MediaOne of Illinois, Inc., Northwest Illinois TV Cable Company, S/D Cable Partners, Ltd., TCI American Cable Holdings, L.P., TCI of Bloomington/Normal, Inc., TCI Cablevision of Texas, Inc., UACC Midwest, Inc., United Cable Television of Illinois Valley, Inc., United Cable Television of Southern Illinois, Inc., TCI of Indiana Holdings, LLC, Insight Communications Company, L.P. and Insight Midwest, L.P. ("Asset Contribution Agreement") (3)
  2.5       Amendment to the Asset Contribution Agreement, dated January 5,
               2001 (4)
  2.6       Asset Exchange Agreement, dated August 15, 2000, by and between
               MediaOne of Illinois, Inc. and Insight Communications Company, L.P. ("Asset Exchange Agreement") (3)
  2.7       Amendment to the Asset Exchange Agreement, dated January 5, 2001 (4)
  2.8       Asset Purchase and Sale Agreement, dated August 15, 2000, by and between TCI of Illinois, Inc., TCI of Racine, Inc., UACC Midwest, Inc. and Insight Communications Company, L.P. ("Asset Purchase and Sale Agreement") (3)
  2.9       Amendment to the Asset Purchase and Sale Agreement, dated January 5,
               2001 (4)
  3.1       Restated Certificate of Incorporation of Registrant (1)
  3.2       By-laws of Registrant (1)
 10.1       1999 Stock Option Plan of Registrant (1)
 10.2       Credit Agreement, dated as of January 5, 2001, among Insight Midwest
               Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (4)
 10.3       Second Amended and Restated Operating Agreement of Insight
               Communications Midwest, LLC, dated as of January 5, 2001(9)
 10.4       Amended and Restated Management Agreement by and between Insight
               Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999 (5)
 10.5       First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.(9)
 10.6       Amended and Restated Limited Partnership Agreement of Insight
               Kentucky Partners II, L.P., dated as of October 1, 1999(9)
 10.7       First Amendment to Amended and Restated Limited Partnership
               Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001(9)
 10.8       Management Agreement by and between Insight Kentucky Partners II,
               L.P. and Insight Communications Company, L.P., dated as of October 1, 1999 (5)

 10.9       Amended and Restated Operating Agreement of Insight Ohio, dated as of August 8, 2000 (2)
 10.10      Amended and Restated Limited Partnership Agreement of Insight
               Midwest, L.P., dated January 5, 2001 (4)
 10.11      Indenture relating to 93/4% senior notes of Insight Midwest, L.P.
               and Insight Capital, Inc., dated as of October 1, 1999 (6)
 10.12      Indenture relating to 10 1/2senior notes of Insight Midwest, L.P.
               and Insight Capital, Inc., dated as of November 6, 2000(9)
 10.13      Indenture relating to 10% senior notes of Coaxial Communications of Central Ohio, Inc. and Phoenix Associates, dated as of August 21, 1998 (7)
 10.14      Indenture relating to 12 7/8% senior discount notes of Coaxial LLC and Coaxial Financing Corp., dated as of August 21, 1998 (8)
 10.15      Indenture relating to 12.25% senior discount notes of Registrant, dated as of February 6, 2001(9)
 10.16      Revolving Credit Agreement dated as of October 7, 1998 among Insight
               Communications of Central Ohio, LLC, several banks and financial institutions or entities, and Canadian Imperial Bank of Commerce, as administrative agent (8)
 10.17      Security holders Agreement by and among Registrant, Vestar Capital
               Partners III, L.P., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Sidney R. Knafel, Michael S. Willner, Kim D. Kelly and Senior Management Securityholders, dated as of May 11, 1999, with Side Letter Agreement by and among Insight Communications Company, L.P., Vestar Capital Partners III, L.P., Sidney R. Knafel, Michael S. Willner, Kim D. Kelly, Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV FTE, L.P., dated May 11, 1999 (the "Letter Agreement") (1)
 10.18      Amendment, dated July 16, 1999 to the Letter Agreement (1)
 10.19      Cable Facilities Lease Agreement, dated July 17, 2000, among AT&T
               Broadband, LLC, Registrant and certain of Registrant's affiliates (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment)
               (2)
 10.20      Amended and Restated Consulting Agreement, dated as of March 17,
               2000, by and between InterMedia Partners Southeast and Insight Communications Company, L.P.(5)
 10.21      Employment Agreement of Elliot Brecher(9)
 21.1       Subsidiaries of the Registrant
 23.1       Consent of Ernst & Young LLP

-------------------
(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-78293) and incorporated herein by reference.
(2) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.
(3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated August 15, 2000, and incorporated herein by reference.
(4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 5, 2001, and incorporated herein by reference.
(5) Filed as an exhibit to the Registration Statement on Form S-4 of Insight Midwest, L.P. and Insight Capital, Inc. (Registration No. 333- 33540) and incorporated herein by reference.
(6) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(7) Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial Communications of Central Ohio, Inc., Phoenix Associates and Insight Communications of Central Ohio, LLC (Registration No. 333- 63677) and incorporated herein by reference.

(8) Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial LLC, Coaxial Financing Corp., and Insight Communications of Central Ohio, LLC (Registration No. 333- 64449) and incorporated herein by reference.
(9) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Insight Communications Company, Inc.

Date: March 27, 2002                       By:/s/ Michael S. Willner
                                              ------------------------------
                                               Michael S. Willner, President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                           Title                                                         Date
----------                           -----                                                         ----
/s/ Sidney R. Knafel
-----------------------------        Chairman of the Board                                         March 27, 2002
Sidney R. Knafel

/s/ Michael S. Willner
-----------------------------        President, Chief Executive Officer and                        March 27, 2002
Michael S. Willner                   Director (Principal Executive Officer


/s/ Kim D. Kelly
-----------------------------        Executive Vice President, Chief Operating                     March 27, 2002
Kim D. Kelly                         Officer and Director


/s/ Dinesh C. Jain
-----------------------------        Senior Vice President and Chief Financial Officer             March 27, 2002
Dinesh C. Jain                       (Principal Financial Officer)

/s/ Daniel Mannino
-----------------------------        Senior Vice President and Controller                          March 27, 2002
Daniel Mannino                       (Principal Accounting Officer)

/s/ Thomas L. Kempner
-----------------------------        Director                                                      March 27, 2002
Thomas L. Kempner

/s/ James S. Marcus
-----------------------------        Director                                                      March 27, 2002
James S. Marcus

/s/ Prakash A. Melwani
-----------------------------        Director                                                      March 27, 2002
Prakash A. Melwani

/s/ Daniel S. O'Connell
-----------------------------        Director                                                      March 27, 2002
Daniel S. O'Connell

                         Report of Independent Auditors

The Stockholders and Board of Directors
Insight Communications Company, Inc.

We have audited the accompanying consolidated balance sheets of Insight Communications Company, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' deficiency/stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                       /s/ Ernst & Young LLP

New York, New York
March 12, 2002

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                         December 31,            December 31,
                                                                                             2001                    2000
                                                                                     ----------------------  ----------------------
Assets
Cash and cash equivalents                                                               $    198,548            $     33,733
Investments                                                                                   18,080                  27,846
Trade accounts receivable, net of allowance for doubtful accounts of $2,818 and
   $1,326 as of December 31, 2001 and 2000                                                    22,918                  18,169
Launch funds receivable                                                                       12,980                  16,123
Prepaid expenses and other assets                                                             18,363                  12,178
                                                                                     ----------------------  ----------------------
   Total current assets                                                                      270,889                 108,049

Fixed assets, net                                                                          1,151,709                 820,888
Intangible assets, net                                                                     2,397,053               1,270,632
Deferred financing costs, net of accumulated amortization of $5,259 and $3,537 as
   of December 31, 2001 and 2000                                                              32,294                  28,165
Other non-current assets                                                                      15,447                  16,852
                                                                                     ----------------------  ----------------------
   Total assets                                                                         $  3,867,392            $  2,244,586
                                                                                     ======================  ======================

Liabilities and stockholders' equity
Accounts payable                                                                        $     67,095            $     46,158
Accrued expenses and other liabilities                                                        23,793                  12,191
Accrued property taxes                                                                        11,030                  11,698
Accrued programming costs                                                                     24,287                  23,527
Deferred revenue                                                                               8,673                   4,069
Interest payable                                                                              21,940                  20,705
Preferred interest distribution payable                                                        5,250                   5,250
                                                                                     ----------------------  ----------------------
   Total current liabilities                                                                 162,068                 123,598

Deferred revenue                                                                              12,262                  14,605
Deferred income taxes                                                                              -                  60,824
Debt                                                                                       2,542,476               1,372,523
Other non-current liabilities                                                                 62,964                       -

Commitments and contingencies

Minority interest                                                                            255,879                 (47,925)
Preferred interests                                                                          185,713                 180,281

Stockholders' equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued
   and outstanding as of December 31, 2001 and 2000                                                -                       -
Common stock; $.01 par value:
   Class A - 300,000,000 shares authorized; 50,266,162 and 49,957,180 shares issued
     and outstanding as of December 31, 2001 and 2000                                            502                     500
   Class B - 100,000,000 shares authorized; 9,977,537 and 10,226,050 shares issued
     and outstanding as of December 31, 2001 and 2000                                            100                     102
Additional paid-in-capital                                                                   851,936                 655,253
Accumulated deficit                                                                         (189,964)               (115,175)
Accumulated other comprehensive loss                                                         (16,544)                      -
                                                                                     ----------------------  ----------------------
   Total stockholders' equity                                                                646,030                 540,680
                                                                                     ----------------------  ----------------------
   Total liabilities and stockholders' equity                                           $  3,867,392            $  2,244,586
                                                                                     ======================  ======================

                             See accompanying notes

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                         Year Ended December 31,
                                                                   -----------------------------------
                                                                      2001        2000         1999
                                                                   ---------    ---------    ---------
Revenue                                                            $ 704,379    $ 476,186    $ 242,693

Operating costs and expenses:
   Programming and other operating costs                             258,934      170,071       73,208
   Selling, general and administrative                               129,044       92,014       53,946
   Non-recurring high-speed data charges                               3,785            -            -
   Non-cash compensation and related charges                               -            -       19,285
   Depreciation and amortization                                     383,449      236,242      131,308
                                                                   ---------    ---------    ---------
Total operating costs and expenses                                   775,212      498,327      277,747
                                                                   ---------    ---------    ---------

Operating loss                                                       (70,833)     (22,141)     (35,054)

Other income (expense):
   Gain (loss) on cable systems exchange                              34,178         (956)      15,799
   Interest expense                                                 (213,045)    (115,524)     (57,053)
   Interest income                                                     7,315        5,771        6,655
   Other                                                              (2,320)        (294)        (345)
                                                                   ---------    ---------    ---------
Total other expense, net                                            (173,872)    (111,003)     (34,944)

Loss before minority interest, investment activity, income
   taxes and extraordinary item                                     (244,705)    (133,144)     (69,998)
Minority interest                                                    141,314       67,773       31,339
Equity in losses of investees                                         (2,031)      (3,830)     (13,963)
Impairment write-down of investments                                  (9,899)     (88,554)           -
Gain on sale of equity investment                                          -       80,943            -
                                                                   ---------    ---------    ---------
Loss before income taxes and extraordinary item                     (115,321)     (76,812)     (52,622)
Benefit (provision) for income taxes                                  46,618       33,825      (31,586)
                                                                   ---------    ---------    ---------
Loss before extraordinary item                                       (68,703)     (42,987)     (84,208)
Extraordinary loss from early extinguishment of debt, net of tax      (6,086)           -            -
                                                                   ---------    ---------    ---------
Net loss                                                             (74,789)     (42,987)     (84,208)
Accrual of preferred interests                                       (19,432)     (18,725)      (7,118)
                                                                   ---------    ---------    ---------
Net loss attributable to common stockholders                       $ (94,221)   $ (61,712)   $ (91,326)
                                                                   =========    =========    =========

Basic and diluted loss per share before extraordinary item         $   (1.47)   $   (1.03)   $   (2.58)
Basic and diluted loss per share related to extraordinary item     $    (.10)   $       -    $       -
Basic and diluted loss per share attributable to common
   stockholders                                                    $   (1.57)   $   (1.03)   $   (2.58)
Basic and diluted weighted average shares outstanding                 60,202       59,703       35,417

                             See accompaning notes

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                       CONSOLIDATED STATEMENTS OF CHANGES
                   IN PARTNERS' DEFICIT/STOCKHOLDERS' EQUITY
                    (in thousands, except per share amounts)

                                                                                                             Accumulated
                                                                                    Additional                  Other
                                               General     Limited       Common      Paid-in    Accumulated Comprehensive
                                               Partner     Partners      Stock       Capital      Deficit   Income (Loss)    Total
                                             ---------------------------------------------------------------------------------------
Balance at January 1, 1999                   $    (527)   $  (7,401)                                                       $ (7,928)

   Net loss                                       (120)     (11,900)                             $ (72,188)                 (84,208)
   Unrealized gain on investments                                                                             $   3,168       3,168
                                                                                                                           ---------
   Total comprehensive loss                                                                                                 (81,040)
                                                                                                                           ---------
   Accretion of redeemable Class B
     units                                         (71)      (7,047)                                                         (7,118)
   Recapitalization                                718       26,348    $     219    $ (27,285)                                    -
   Issuance of common stock in
     exchange for redeemable units                                           110       58,327                                58,437
   Compensation associated with
     issuance of common stock to
     employees                                                                         18,715                                18,715
   Issuance of common stock in
     initial public offering                                                 265      606,729                               606,994
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 1999                         -            -          594      656,486      (72,188)       3,168     588,060

   Net loss                                                                                        (42,987)                 (42,987)
   Impairment of investments                                                                                     (3,168)     (3,168)
                                                                                                                           ---------
   Total comprehensive loss                                                                                                 (46,155)
                                                                                                                           ---------
   Issuance of common stock in
     acquisition of equity interest                                            8       17,492                                17,500
   Accrual of preferred interests                                                     (18,725)                              (18,725)
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 2000                         -            -          602      655,253     (115,175)           -     540,680

   Net loss                                                                                        (74,789)                 (74,789)
   Unrealized loss on investments                                                                                (3,118)     (3,118)
   Transition adjustment loss on
     adoption of SFAS No. 133, net
     of tax                                                                                                      (1,108)     (1,108)
   Unrealized loss on interest rate
     swaps, net of tax                                                                                          (12,318)    (12,318)
                                                                                                                           ---------
   Total comprehensive loss                                                                                                 (91,333)
                                                                                                                           ---------
   Issuance of common stock to                                                            768                                   768
     401(k) plan
   Issuance of common stock through
     exercise of stock options and
     as stock compensation                                                                399                                   399
   Contribution of capital
     associated with AT&T
     transactions (Note 3)                                                            214,948                               214,948
   Accrual of preferred interests                                                     (19,432)                              (19,432)
                                             ---------------------------------------------------------------------------------------
Balance at December 31, 2001                 $       -    $       -    $     602    $ 851,936    $(189,964)   $ (16,544)   $646,030
                                             =======================================================================================

                             See accompanying notes

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Year Ended December 31,
                                                                            -----------------------------------------
                                                                                2001           2000          1999
                                                                            -----------    -----------    -----------
Operating activities:
   Net loss                                                                 $   (74,789)   $   (42,987)   $   (84,208)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                              383,449        236,242        131,308
     Non-cash compensation                                                            -              -         18,715
     Equity in losses of investees                                                2,031          3,830         13,963
     Impairment of investments                                                    9,899         88,554              -
     Loss (gain) on cable systems exchange                                      (34,178)           956        (15,799)
     Gain on sale of equity investment                                                -        (80,943)             -
     Extraordinary loss from early extinguishment of debt, net of tax             6,086              -              -
     Minority interest                                                         (141,314)       (67,774)       (31,339)
     Provision for losses on trade accounts receivable                           12,093          8,655          3,038
     Contribution of stock to 401(k) Plan                                           768              -              -
     Amortization of note discount                                               24,770           (722)             -
     Deferred income taxes                                                      (47,266)       (33,825)        31,328
     Changes in operating assets and liabilities, net of the
     effect of acquisitions:
       Trade accounts receivable                                                (13,375)       (14,012)         7,225
       Launch fund receivable                                                     3,111         (9,052)        (5,597)
       Prepaid expenses and other assets                                         (5,631)         2,111        (19,187)
       Accounts payable                                                          20,937         (7,409)        11,922
       Accrued expenses and other liabilities                                    14,734          8,008         35,079
                                                                            -----------    -----------    -----------
   Net cash provided by operating activities                                    161,325         91,632         96,448
                                                                            -----------    -----------    -----------

Investing activities:
   Purchase of fixed assets                                                    (325,581)      (262,241)      (135,929)
   Purchase of intangible assets                                                 (3,069)        (3,978)        (9,209)
   Investment in equity securities                                              (10,725)       (11,873)       (29,337)
   Purchase of cable television systems, net of cash acquired                  (463,500)        (1,718)      (342,012)
                                                                            -----------    -----------    -----------
   Net cash used in investing activities                                       (802,875)      (279,810)      (516,487)
                                                                            -----------    -----------    -----------

Financing activities:
   Net proceeds from initial public offering                                          -              -        606,994
   Distributions of preferred interests                                         (14,000)       (14,000)             -
   Proceeds from borrowings under credit facilities                           1,580,000        124,400         22,000
   Repayment of credit facilities                                              (654,900)      (488,500)      (307,634)
   Proceeds from issuance of notes                                              220,084        492,500        200,000
   Exercise of stock options                                                        223              -              -
   Repayment of debt associated with cable system transactions                 (306,158)             -              -
   Principal payments on capital leases and other non-current liabilities          (574)             -              -
   Debt issuance costs                                                          (18,310)        (6,000)        (7,712)
                                                                            -----------    -----------    -----------
   Net cash provided by financing activities                                    806,365        108,400        513,648
                                                                            -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                            164,815        (79,778)        93,609
Cash and cash equivalents, beginning of year                                     33,733        113,511         19,902
                                                                            -----------    -----------    -----------
Cash and cash equivalents, end of year                                      $   198,548    $    33,733    $   113,511
                                                                            ===========    ===========    ===========

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

On July 26, 1999, we completed our initial public offering ("IPO") of Class A common stock in which we sold approximately 26.5 million shares of our common stock. Offering proceeds net of underwriting discounts and other offering expenses totaled $607.0 million and were applied primarily toward the repayment of senior indebtedness and to finance the October 1, 1999 acquisition of the Kentucky Systems (Note 3). Prior to the IPO, we operated as a limited partnership. We were reconstituted as a corporation upon the completion of our IPO, at which time all of the limited partnership's units were exchanged for shares of common stock.

Through our wholly owned subsidiary, Insight Communications Company, L.P. ("Insight LP"), we own a 50% interest in Insight Midwest, L.P. ("Insight Midwest"), which through its subsidiaries, Insight Communications Midwest, LLC ("Insight Communications Midwest"), Insight Communications of Kentucky, L.P. ("Insight Kentucky") and Insight Communications of Central Ohio, LLC ("Insight Ohio"), owns and operates cable television systems in Indiana, Kentucky, Ohio, Illinois and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of December 31, 2001. Our other wholly owned subsidiary, Insight Interactive LLC ("Insight Interactive") owns a 50% equity interest in SourceSuite LLC (Note 5), which is accounted for under the equity method of accounting.


2. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. Insight Midwest is equally owned by Insight LP and by AT&T Broadband, LLC, through its indirect subsidiary TCI of Indiana Holdings, LLC (collectively "AT&T Broadband"). Insight LP is the general partner of Insight Midwest and effectively controls all operating and financial decisions pertaining to Insight Midwest. Accordingly, the results of Insight Midwest are included in our consolidated financial statements. Through Insight LP, we manage all of Insight Midwest's systems and also manage systems owned by an affiliate of AT&T Broadband. The minority interest represents AT&T Broadband's 50% ownership interest in Insight Midwest. Inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue includes fees received for service, connections and providing advertising spots. Service fees are recorded in the month the services are provided to customers. Connection fees are charged for the hook-up of new customers and are recognized as current revenues. Advertising fees are recorded in the month advertising spots are aired.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments

Investments consist of debt and equity securities (Note 5). All marketable investments are classified as available-for-sale under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders' equity. Fair value is based on quoted market prices. The amortized cost of debt securities is adjusted for the accretion of discounts. Such accretion, as well as interest, is included in interest income. All other equity investments are carried at cost.

Fixed Assets

Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable systems and is stated at cost (Note
6). Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 3 to 30 years. Building improvements are amortized using the straight-line method over shorter of the remaining terms of the leases or the estimated lives of the improvements.

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from our undiscounted future cash flows, an impairment loss would be recognized for the amount that the asset's carrying value exceeds its fair value. We believe that no impairment of fixed assets existed as of December 31, 2001 or 2000.

Effective January 1, 2000, we changed the estimated useful lives of fixed assets that relate to our recent rebuild program. The changes in estimated useful lives were made to reflect our evaluation of the economic lives of the newly rebuilt plant in conjunction with industry practice. The weighted average useful lives of such fixed assets changed from approximately 5 years to approximately 11 years. This change was made on a prospective basis and resulted in a reduction of our net loss for the year ended December 31, 2000 of $13.3 million or $0.22 per share.

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $182.5 million, $135.9 million and $64.8 million.

Intangible Assets

Intangible assets consist of franchise costs and goodwill (Note 6). Costs incurred in negotiating and renewing franchise agreements are capitalized and amortized over the life of the franchise agreements. Franchise costs and goodwill acquired through the purchase of cable television systems are amortized using the straight-line method over a period of up to 15 years. We believe these intangible assets have indefinite lives and will not be subject to amortization effective January 1, 2002, in connection with our adoption of SFAS No. 142, discussed below.

The carrying value of intangible assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the intangible assets will not be recovered from our undiscounted future cash flows, an impairment loss would be recognized for the amount that the asset's carrying value exceeds its fair value. We believe that no impairment of intangible assets existed as of December 31, 2001 or 2000.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred in negotiating and securing bank loans and other sources of financing. These costs are amortized over the life of the applicable debt.

Comprehensive Loss

We own common stock and debt securities that are classified as available-for-sale and reported at market value, with net unrealized gains and losses recorded as components of comprehensive loss. Additionally, we record the effective portion of certain derivatives' net unrealized gains and losses as components of comprehensive loss. Comprehensive loss is presented in the accompanying consolidated statements of changes in partners' deficit/stockholders' equity. The cumulative amount of comprehensive loss is presented in the accompanying consolidated balance sheets as accumulated other comprehensive loss.

Loss Per Share

As a result of our IPO in 1999, loss per share is presented in the accompanying statements of operations for the year ended December 31, 1999 as if a conversion of securities from partnership units to common shares occurred at January 1, 1999. Basic and diluted loss per share is computed using average shares outstanding during the period that includes the effect of the new shares issued in connection with our IPO.

Basic loss per share is computed using average shares outstanding during the period. Diluted loss per share is equal to basic loss per share as we had generated net losses for the years ended December 31, 2001, 2000 and 1999, thereby making the potential effects of dilutive securities anti-dilutive. Securities that could potentially dilute basic earnings per share in the future include employee stock options (Note 11).

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

During the year ended December 31, 1999 in connection with our IPO, a one time non-recurring charge of $39.5 million was recorded for deferred taxes upon the exchange of the limited partnership interests in Insight LP for our common stock (Note 9).

Marketing and Promotional

Marketing and promotional costs are expensed as incurred. Marketing and promotional expenses for the years ended December 31, 2001, 2000 and 1999 were $17.4 million, $13.8 million and $5.5 million.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which is effective for fiscal years beginning after December 15, 2001 and requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001 and changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. For existing goodwill and other intangibles, we will adopt this pronouncement on January 1, 2002. As a result of this adoption, $2.36 billion of goodwill, which was to be amortized ratably through 2016, will cease. We adopted the non-amortization provision for goodwill contained within this pronouncement as of January 1, 2002. Application of the non-amortization provisions of SFAS No. 142 would have resulted in a decrease in net loss of $61.4 million ($1.02 per share) for the year ended December 31, 2001.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, we have six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss, measured as of the beginning of the year of adoption, if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 will be completed during the first quarter of 2002. Any loss resulting from the first step impairment test will be reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined what effect these impairment tests will have on our consolidated financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. We are currently assessing the impact of SFAS No. 144 on our consolidated financial position, results of operations and cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. Insight Midwest

In September 1999, Insight Midwest was formed to serve as the holding company and a financing vehicle for our cable television system joint venture with an indirect subsidiary of AT&T Broadband. As of January 1, 2001, Insight Midwest was comprised of systems located in Indiana, Kentucky, Ohio, Illinois and Georgia. Insight Midwest is equally owned by Insight LP and AT&T Broadband.

Indiana Systems

On October 31, 1998, Insight LP and AT&T Broadband contributed certain of their cable television systems located in Indiana and Northern Kentucky (the "Indiana Systems" or "Insight Indiana") to form Insight Indiana in exchange for a 50% equity interest. The cable television systems contributed to Insight Indiana by Insight LP included the Jasper and Evansville systems that were acquired by Insight LP from AT&T Broadband on October 31, 1998 and the Noblesville, Jeffersonville and Lafayette systems already owned by Insight LP (the "Insight Contributed Systems").

On February 1, 1999, Insight LP exchanged its Oldham Kentucky cable system ("Oldham") servicing approximately 8,500 subscribers for Intermedia Partners of Kentucky LP's Henderson, Kentucky cable system ("Henderson") servicing approximately 10,600 subscribers. Further, on March 22, 1999, Insight LP exchanged its Franklin, Virginia cable system ("Franklin") servicing approximately 9,200 subscribers for Falcon Cable's Scottsburg ("Scottsburg") Indiana system servicing approximately 4,100 subscribers. These transactions have been accounted for by Insight LP as sales of the Franklin and Oldham systems and purchases of the Scottsburg and Henderson systems. Accordingly, the assets of the Scottsburg and Henderson systems have been included in the accompanying consolidated balance sheets at their fair values ($31.3 million) and Insight LP recognized a gain on the sale of the Franklin and Oldham systems of $16.0 million, that represents the difference between the carrying value of the Franklin and Oldham systems and their fair value. The Scottsburg and Henderson Systems purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in fixed assets of $5.7 million and franchise costs of $25.6 million. Franchise costs arising from the acquisition of the Scottsburg and Henderson systems are being amortized over a period of 15 years.

On March 31, 1999, Insight LP acquired Americable International of Florida Inc.'s Portland, Indiana and Fort Recovery, Ohio cable systems ("Portland") servicing approximately 6,100 subscribers for $10.9 million. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in fixed assets of $2.3 million and franchise costs of $8.6 million.

On October 1, 1999, as part of a joint venture restructuring involving the Kentucky Systems (discussed below), Insight Indiana became a wholly owned subsidiary of Insight Midwest. Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Indiana will continue for a twelve-year term through October 1, 2011, unless extended by Insight LP and AT&T Broadband.

In connection with this joint venture restructuring, the historical carrying values of the Indiana Systems contributed by AT&T Broadband were increased by an amount equivalent to 50% of the difference between the fair value of such systems and their respective carrying values ($89.1 million) as of October 31, 1998. In addition, the historical values of the Insight Contributed Systems were increased by $44.3 million, an amount equivalent to 50% of the difference between the fair value of such systems and their respective carrying values as of October 31, 1998. The aggregate step-up to fair value (including the step-up recorded in connection with the acquisition of the Jasper and Evansville systems) was allocated to the cable television assets contributed by AT&T Broadband in relation to their fair values as increases in fixed assets of $58.0 million and franchise costs of $181.6 million. Neither Insight LP nor AT&T Broadband is contractually required to contribute additional capital to Insight Midwest and, because Insight Midwest is a limited partnership, neither Insight LP nor AT&T Broadband is liable for the obligations of Insight Indiana.

On January 11, 2001, Insight Midwest acquired Cable One, Inc.'s Greenwood Indiana cable system serving approximately 14,800 customers for $62.0 million. The purchase price was allocated to the cable television assets acquired in relation to their fair values as increases in fixed assets and franchise costs.

Kentucky Systems

On October 1, 1999, Insight LP acquired a combined 50% interest in InterMedia Capital Partners VI, LP (the "IPVI Partnership") from related parties of Blackstone Cable Acquisition Company, LLC, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for $341.5 million (inclusive of expenses). Insight Midwest assumed debt of $742.1 million (the total debt of the IPVI Partnership) in connection with this transaction. The IPVI Partnership, through several intermediary partnerships, owned and operated cable television systems in four major markets in Kentucky: Louisville, Lexington, Bowling Green and Covington (the "Kentucky Systems" or "Insight Kentucky").

On October 1, 1999, concurrently with this acquisition, the Kentucky Systems were contributed to Insight Midwest. As a result of the IPVI Partnership's historical ownership structure, the Kentucky Systems are owned and operated by Insight Kentucky Partners II, LP, a subsidiary partnership of Insight Midwest. The Kentucky Systems and each of the other Kentucky partnerships also have twelve-year terms through October 1, 2011, unless extended by Insight and AT&T Broadband.

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

Illinois Systems

Effective January 1, 2001, Insight Midwest completed a series of transactions with Insight LP and AT&T Broadband for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the "AT&T transactions"), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP. The AT&T transactions were financed through a credit facility established on January 5, 2001, the Midwest Holdings Credit Facility (Note 7). As a result of the AT&T transactions, Insight Midwest acquired all of Insight LP's wholly owned systems serving approximately 280,000 customers, including systems that Insight LP purchased from the AT&T Broadband. At the same time, Insight Midwest acquired from the AT&T Broadband systems serving approximately 250,000 customers.

In connection with the systems Insight LP purchased from the AT&T Broadband that included approximately 105,000 customers, we recorded the purchased systems' respective assets and liabilities, including debt incurred in connection with the purchase, at their respective fair values. The purchase price of $393.5 million was allocated to the cable television assets acquired in relation to their fair values as increases in fixed assets of $52.3 million and franchise costs of $341.2 million. Franchise costs arising from this acquisition are being amortized over a period of 15 years.

Concurrently with the completion of Insight LP's purchase of systems from AT&T Broadband, Insight LP contributed such systems, along with all of its wholly owned systems serving approximately 175,000 customers, to Insight Midwest. The total value of such contributed systems was $1.2 billion. The assets and liabilities, including debt assumed, of such contributed systems' continue to be recorded at their respective carrying values, as these systems remain within the consolidated group. We recorded a reduction in paid in capital of $113.8 million equal to 50% of the carrying value of such net assets contributed to Insight Midwest, representing the interest owned by AT&T Broadband (minority interest) through its investment in Insight Midwest.

Concurrently, AT&T Broadband contributed directly to Insight
Midwest certain Illinois systems serving approximately 250,000 customers. The total value of such contributed systems was $983.3 million. We recorded an addition to paid in capital and a reduction to our minority interest liability equal to $328.8 million, representing the value of net assets contributed attributable to AT&T Broadband's 50% interest in Insight Midwest. Insight Midwest recorded 100% of the assets and liabilities (including debt assumed of $306.2 million) of such systems contributed at their respective fair values. The fair value of $983.3 million was allocated to the cable television assets acquired in relation to their fair values as increases in fixed assets of $116.1 million and franchise costs of $867.2 million. Franchise costs arising from this acquisition are being amortized over a period of 15 years.

Both Insight LP and AT&T Broadband contributed their respective systems to Insight Midwest subject to an amount of indebtedness such that Insight Midwest remains equally owned by Insight LP and AT&T Broadband. The total debt assumed by Insight Midwest of $654.5 million was financed with the proceeds from the Midwest Holdings Credit Facility (Note 7).

As part of the AT&T transactions, we exchanged our Claremont, California cable television system, serving approximately 8,400 customers, for the AT&T Broadband's Freeport, Illinois system, serving approximately 10,000 customers, each valued at approximately $38.0 million. This system exchange was accounted for by Insight LP as a sale of its Claremont system and a purchase of the Freeport system. We recorded a gain of approximately $34.2 million in connection with this transaction.

Ohio Systems

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

The Voting Preferred Interests provides for cash distributions to Coaxial and certain of its affiliates as follows; Series A--10% and Series B--12 7/8%. Insight Ohio cannot redeem the Voting Preferred Interests without the permission of Coaxial; however, Insight Ohio will be required to redeem the Series A Preferred Interests in August 2006 and the Series B Preferred Interest in August 2008. Coaxial has pledged the Series A Preferred Interest as security for $140.0 million of 10% Senior Notes due in 2006 issued by Coaxial and its affiliate ("Senior Notes"). Coaxial's majority shareholder has pledged Coaxial's stock as security for $55.9 million of aggregate principal amount at maturity of 12 7/8% Senior Discount Notes due in 2008 issued by Coaxial's majority shareholder and its affiliate ("Senior Discount Notes"). The Senior Notes and Senior Discount Notes are conditionally guaranteed by Insight Ohio.

On August 8, 2000, Insight Ohio purchased Coaxial's 25% non-voting common equity interest. The purchase price was 800,000 shares of our common stock and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio's operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates (the "Coaxial Entities"). Additionally, the agreement was amended to incorporate 70% of Insight Ohio's total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio's total voting power into the Preferred Interests of Insight Ohio.

As a result of this transaction, the financial results of Insight Ohio have been consolidated with our financial results effective January 1, 2000, with minority interest recorded for the 25% common interest owned by Coaxial through August 8, 2000. In connection with this transaction, Insight LP recorded a step-up in fair value of Insight Ohio's assets of $229.2 million, which represents the difference between the purchase price and its equity in Insight Ohio's net assets in excess of Insight Ohio's net assets. This amount has been allocated to franchise costs and goodwill and is being amortized over a period of 12 years.

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

Although Insight LP manages and controls the day-to-day operations of Insight Ohio, up until August 8, 2000, the shareholders of Coaxial had significant participating rights, including voting power. Consequently, through December 31, 1999, Insight LP accounted for its investment in Insight Ohio under the equity method. In addition, Insight LP amortized the difference between its initial $10.0 million investment and its 75% interest in Insight Ohio's deficiency in assets.

Accordingly, the accompanying statement of operations for the year ended December 31, 1999 include Insight LP's share of Insight Ohio's net loss and the aforementioned amortization of deficiency in assets of $4.6 million and $8.6 million.

4. Pro Forma Results of Operations

Our unaudited pro forma results of operations for the years ended December 31, 2001 and 2000, assuming the acquisition of the Illinois systems and the Greenwood, Indiana system occurred as of January 1, 2000 and excluding the effect of the gain on cable system exchange (Note 3) recorded in the year ended December 31, 2001 were as follows (in thousands, except per share amounts):

                                                        Year Ended December 31,
                                                          2001         2000
                                                        ---------    ---------
     Revenue                                            $ 704,587    $ 667,415
     Loss before extraordinary item and accrual of
         preferred interests                              (89,254)     (73,827)
     Net loss attributable to common stockholders        (114,772)     (92,552)
     Basic and diluted loss per share attributable
         to common stockholders                             (1.91)       (1.55)


Our unaudited pro forma results of operations for the year ended December 31, 2000 and 1999, assuming the acquisitions of the Kentucky and Ohio systems and each of the other 1999 acquisitions and exchanges described in Note 3 occurred as of January 1, 1999 were as follows (in thousands, except per share data):

                                                        Year Ended December 31,
                                                          2000         1999
                                                        ---------    ---------
     Revenue                                            $ 476,186    $ 448,322
     Loss before extraordinary item and accrual of
         preferred interests                              (42,987)    (107,552)
     Net loss attributable to common stockholders         (61,712)    (126,277)
     Basic and diluted loss per share attributable
         to common stockholders                             (1.03)       (3.49)

5. Investments

SourceSuite and Liberate

Effective November 17, 1999, Insight Interactive entered into a Contribution Agreement with Source Media, Inc. ("Source Media"), providing for the creation of a joint venture, SourceSuite LLC ("SourceSuite"). Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. We contributed $13.0 million in equity financing for 50% of the equity in the joint venture.

On March 3, 2000, pursuant to a merger of the joint venture with a subsidiary of Liberate Technologies ("Liberate"), SourceSuite sold all of its VirtualModem assets in exchange for the issuance to each of Insight Interactive and Source Media of 886,000 shares of Liberate common stock.

SourceSuite continues to own and operate its programming assets, LocalSource and SourceGuide, and has preferred content and programming services agreements with Liberate. As a result of this transaction, we recorded a gain on sale of joint venture assets of $80.9 million in the year ended December 31, 2000. In addition, on December 31, 2000, we recorded an impairment write-down of $74.1 million to reflect an other-than-temporary decline in the value of our investment in Liberate. This impairment write-down was calculated as the difference between the fair value of the Liberate shares as of December 31, 2000 as compared to March 3, 2000, the date we received the shares. As of December 31, 2001, the carrying amount of our investment in Liberate was $10.2 million, net of unrealized losses of $3.1 million.

In connection with the Contribution Agreement, on November 17, 1999, we purchased 842,105 shares of Source Media common stock at $14.25 per share, representing approximately 6% of Source Media's outstanding stock, for a purchase price of $12.0 million in cash.

We have accounted for our investment in SourceSuite under the equity method of accounting. Accordingly, the accompanying statements of operations for the years ended December 31, 2001 and 2000 include losses of $2.0 million and $3.8 million that represents our 50% share of SourceSuite's net loss. As of December 31, 2001, through equity method accounting, our investment in SourceSuite has a carrying value of $741,000.

On December 31, 2000, we recorded an impairment write-down of $11.2 million to reflect an other-than-temporary decline in the value of our investment in Source Media. This impairment write-down was calculated as the difference between the fair value of the Source Media shares on December 31, 2000 as compared to November 17, 1999, the date we purchased the shares. Fair value was determined using the quoted market price of the stock. During the year ended December 31, 2001, we wrote-off our remaining investment in Source Media of $842,000. Source Media has announced that it has terminated operations effective March 14, 2002.

In addition, in October 1999, we purchased $10.2 million face amount of Source Media's 12% bonds, maturing November 1, 2004, for approximately $4.1 million. The bond discount of $6.1 million was being amortized to interest income over the life of the bonds. As of December 31, 2000, we recorded an impairment write-down of $3.3 million to reflect other-than-temporary declines in the value of our investment in Source Media bonds. Additionally, as of December 31, 2000, we ceased amortization of the bond discount.

During the year ended December 31, 2001, we recorded an additional impairment write-down of $1.4 million to reflect an other-than-temporary decline in the value of such bonds. These impairment write-downs were calculated as the difference between the amortized cost of the bonds and their fair value as of the date of write-down. Fair value was determined using the quoted market price of the bonds. As of December 31, 2001, the carrying value of these bonds was $410,000.

On March 14, 2002, we purchased the remaining 50% equity interest in SourceSuite owned by Source Media by tendering our SourceMedia 12% bonds.

Commerce.TV

Commerce.TV Corporation ("Commerce.TV") is a privately owned company that owns proprietary software and a database network that enables cable television customers to purchase products from third party merchants and track the status of their orders using a set-top box remote control.

In April 2000, we purchased 2.5 million shares of Commerce.TV's Series B redeemable, convertible preferred stock for $5.0 million, which were accounted for under the cost method. This preferred stock had a liquidation preference equal to $5.0 million.

In June 2001, we exchanged our Series B preferred stock and related warrants for shares of Series D convertible preferred stock with a liquidation preference of $4.8 million. In addition, we purchased $2.6 million principal amount of convertible secured notes due February 28, 2002. Additionally, during 2001, we began providing Commerce.TV's service to our customers in Lexington, Kentucky on a trial basis.

In February 2002, Commerce.TV's secured creditors, including us, declared the full amount of its $12.0 million notes immediately due and payable and have conducted a public sale of its assets through an auction, which remained open for bids through February 28, 2002. Based on the circumstances surrounding this foreclosure, as of December 31, 2001, we have written-off our investment in Commerce.TV of $7.6 million.

AgileTV

AgileTV Corporation ("Agile TV") is a privately owned company developing a speech recognition system that enables cable television customers to operate their digital set-top boxes using voice recognition technology.

In November 2001, we purchased 3.0 million shares of AgileTV's Series C redeemable, convertible preferred stock for $7.5 million, which we are accounting for under the cost method. This preferred stock has a liquidation preference equal to $7.5 million. In connection with this investment, we received 3 million warrants to purchase AgileTV common stock with an exercise price of $2.50 per share and an additional 800,000 warrants with an exercise price of $1.25 per share.

6. Long-Lived Assets

Fixed assets consisted of:

                                                      December 31,  December 31,
                                                         2001          2000
                                                     ---------------------------
                                                           (in thousands)

     Land, buildings and improvements                $    36,501    $    23,436
     Cable system equipment                            1,573,733      1,082,194
     Furniture, fixtures and office equipment             16,019          9,646
                                                     ---------------------------
                                                       1,626,253      1,115,276
     Less accumulated depreciation and amortization     (474,544)      (294,388)
                                                     ---------------------------
        Total fixed assets, net                      $ 1,151,709    $   820,888
                                                     ===========================

Intangible assets consisted of:

                                                      December 31,  December 31,
                                                         2001          2000
                                                     ---------------------------
                                                           (in thousands)

     Franchise costs                                 $ 2,690,889    $ 1,396,416
     Goodwill                                             84,119         71,267
                                                     ---------------------------
                                                       2,775,008      1,467,683
     Less accumulated amortization                      (377,955)      (197,051)
                                                     ---------------------------
        Total intangible assets, net                 $ 2,397,053    $ 1,270,632
                                                     ===========================

7. Debt

Debt consisted of:

                                                   December 31,   December 31,
                                                      2001           2000
                                                  ----------------------------
                                                        (in thousands)

     Insight Ohio Credit Facility                 $    25,000    $    25,000
     Insight Indiana Credit Facility                        -        298,600
     Insight Kentucky Credit Facility                       -        356,300
     Insight Midwest Holdings Credit Facility       1,580,000              -
     Insight Midwest 9 3/4% Senior Notes              200,000        200,000
     Insight Midwest 10 1/2% Senior Notes             500,000        500,000
     Insight Inc. 12 1/4% Senior Discount Notes       400,000              -
                                                  ----------------------------
                                                    2,705,000      1,379,900
     Less unamortized discount on notes              (162,524)        (7,377)
                                                  ----------------------------
        Total debt                                $ 2,542,476    $ 1,372,523
                                                  ============================

Insight Ohio Credit Facility

Insight Ohio's credit facility (the "Insight Ohio Credit Facility") provides for revolving credit loans of up to $25.0 million. The Insight Ohio Credit Facility has a six-year maturity from the date of borrowings, with reductions to the amount of the commitment commencing after three years. Our obligations under the Insight Ohio Credit Facility are secured by substantially all the assets of Insight Ohio. The Insight Ohio Credit Facility requires Insight Ohio to meet certain financial and other debt covenants. Loans under the Insight Ohio Credit Facility bear interest, at our option, at the prime rate or at a Eurodollar rate. In addition to the index rates, we pay an additional margin percentage tied to Insight Ohio's ratio of total debt to adjusted annualized operating cash flow. The weighted average interest rates in effect as of December 31, 2001 and 2000 were 4.3% and 8.8%.

Insight Midwest Holdings Credit Facility

On January 5, 2001, through a wholly owned subsidiary of Insight Midwest ("Insight Midwest Holdings") which holds all of our cable television systems other than the Ohio System, we entered into a credit facility (the "Midwest Holdings Credit Facility") to finance the AT&T transactions and to repay the outstanding indebtedness under the Indiana and Kentucky Credit Facilities. The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.75 billion. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries.

The Midwest Holdings Credit Facility requires Insight Midwest Holdings to meet certain financial and other debt covenants. Borrowings under this credit facility bear interest, based on our election, of an Alternative Base Rate (equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus

0.5%) or Adjusted LIBOR (equal to LIBOR multiplied by the Statutory Reserve
Rate) plus an additional margin yield tied to Insight Midwest Holdings' leverage ratio of between 0.5% and 2.75%. As of December 31, 2001, the weighted average interest rate on this credit facility was 5.1%.

As a result of the repayment of the Indiana and Kentucky Credit Facilities on January 5, 2001, we recorded an extraordinary charge of $6.1 million (net of income tax of $4.2 million) related to the write-off of unamortized deferred financing costs related to these credit facilities.

Insight Midwest Senior Notes

On October 1, 1999 simultaneously with the closing of the purchase of Insight Kentucky, Insight Midwest completed a $200.0 million offering of 9 3/4% senior notes due in October 2009. The proceeds of the offering were used to repay certain debt of the IPVI Partnership. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On November 6, 2000, Insight Midwest completed a $500.0 million offering of 10 1/2% senior notes due in November 2010. Insight Midwest received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million that is being amortized through November 2010. The proceeds of the offering were used to repay a portion of the outstanding debt under the Insight Indiana Credit Facility and Insight Kentucky Credit Facility. Interest payments on these Senior Notes, which commenced on May 1, 2001, are payable semi-annually on May 1 and November 1.

The Insight Midwest 9 3/4% and 10 1/2% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005. In addition, Insight Midwest can redeem up to 35% of the Insight Midwest 9 3/4% and 10 1/2% Senior Notes prior to October 1, 2002 and November 1, 2005, with the net proceeds from certain sales of Insight Midwest's equity. Each holder of the Insight Midwest Senior Notes may require Insight Midwest to redeem all or part of that holder's notes upon certain changes of control. The Insight Midwest Senior Notes are general unsecured obligations and are subordinate to all other liabilities of Insight Midwest, the amounts of which were $2.05 billion and $770.5 million as of December 31, 2001 and 2000. The Insight Midwest Senior Notes contain certain financial and other debt covenants.

In May 2000 and September 2001, Insight Midwest and Insight Capital, Inc. completed exchange offers pursuant to which the 9 3/4% Senior Notes and 10 1/2% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

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

Debt Principal Payments

As of December 31, 2001, annual principal payments required on our debt were as follows (in thousands):

          2002                   $          -
          2003                          5,000
          2004                         80,000
          2005                         81,250
          2006                        106,750
          Thereafter                2,432,000
                                 ------------
                 Total           $  2,705,000
                                 ============

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

As of December 31, 2001 and 2000, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 4.7% and 6.3%, plus the applicable margin, on $500.0 million and $701.0 million notional value of debt. The agreements outstanding as of December 31, 2001, expire between February 2002 and July 2003. As of December 31, 2001, we had $1.8 million of accrued interest related to these agreements.

In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS No. 137 and No. 138, became effective for us beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires us to recognize all derivatives on the balance sheet at fair value.

On January 1, 2001, our derivative financial instruments, which were obtained to manage our exposure to interest rate risk, included interest rate swap and collar agreements, which qualified as cash flow hedges. On January 1, 2001, we recorded as a component of other comprehensive loss a $1.1 million transition adjustment loss (net of $776,000 tax benefit) representing the cumulative effect of adopting SFAS No. 133. Changes in the fair value of such cash flow hedges are recognized in stockholders' equity as a component of comprehensive loss. For the year ended December 31, 2001, the decrease in the fair value was $12.3 million (net of $8.6 million tax benefit).

8. Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31:

                                      2001             2000             1999
                                    --------------------------------------------
                                                  (in thousands)

     Interest                       $ 196,747        $ 117,100        $  45,299
     Income taxes                         538              657              104

During the year ended December 31, 2001, we entered into an investing activity in which our joint venture partner contributed cable systems to Insight Midwest valued at $983.3 million resulting in a non-cash increase in long-lived assets, debt, other liabilities, minority interest and additional paid-in-capital.

During the year ended December 31, 2000, we entered into an investing activity in which we issued common stock valued at $17.5 million in connection with an acquisition of a cable system resulting in a non-cash increase in long-lived assets, debt and additional paid-in-capital.

9. Capital Stock

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

10. Income Taxes

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

Effective July 26, 1999, we converted to a corporation subject to federal, state and local income taxes. In connection with our IPO, we recorded a one time non-recurring charge of $39.5 million for deferred taxes upon the exchange of the limited partnership interests in Insight LP for our stock. Such charge relates to the deferred tax liability associated with the difference between the financial statements and tax basis of our assets and liabilities. For the years ended December 31, 2001, 2000 and 1999, we recorded a deferred tax benefit of $47.1 million, $34.3 million and $8.2 million (relating to losses from operations subsequent to the conversion). In addition, for the tax years ended December 31, 2001, 2000 and 1999, we recorded a current tax expense related to current and local taxes of $500,000, $500,000 and $300,000, respectively.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities consisted of the following:

                                                              December 31,
                                                           2001          2000
                                                        ------------------------
                                                             (in thousands)
     Deferred tax assets:
          Net operating loss carry-forward              $ 147,587    $  51,348
          Accounts receivable                                 243          252
          Investment in unconsolidated affiliates           2,787        1,954
          Unrealized loss on investments                    8,458        3,120
          Deferred interest expense                         9,523            -
          Interest hedges                                   9,330            -
          Accrued expenses and other liabilities               18           70
                                                        ------------------------
     Gross deferred tax asset                             177,946       56,744
     Valuation allowance                                  (12,631)      (3,120)
                                                        ------------------------
     Net deferred tax asset                               165,315       53,624

     Deferred tax liabilities:
          Depreciation & amortization                     165,315      114,448
                                                        ------------------------
     Gross deferred tax liability                         165,315      114,448
                                                        ------------------------
     Net deferred tax liability                         $       -    $ (60,824)
                                                        ========================

We have provided a full valuation allowance on our deferred tax asset, consisting primarily of net operating loss carryforwards and unrealized losses on investments, due to the uncertainty regarding our realization of such assets in the future. The increase in the valuation allowance on the deferred tax asset for the year ended December 31, 2001 was $9.5 million.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                       Year ended December 31,
                                                                    2001         2000        1999
                                                                 ----------------------------------
                                                                           (in thousands)
     Benefit at federal statutory rate                           $ (39,209)   $ (26,116)  $ (17,756)
     State and local taxes, net                                     (8,283)      (5,258)     (1,141)
     Expenses not deductible for U.S. tax purposes                     335           70         196
     Non-deductible amortization                                     1,859          726           -
     Preferred interest accrual                                     (6,607)      (6,367)          -
     Disallowed interest expense                                       581            -           -
     Disallowed compensation deduction                                 647            -           -
     Increase in valuation allowance                                 4,059        3,120           -
     Adjustment to record charge upon conversion from a
       partnership to a corporation                                      -            -      39,526
     Loss for which no expense/benefit has been provided                 -            -      10,761
                                                                 ---------    ---------   ---------
     Income tax (benefit) expense                                $ (46,618)   $ (33,825)  $  31,586
                                                                 =========    =========   =========

As of December 31, 2001, we had a net operating loss carry-forward of $360.0 million for U.S. federal income tax purposes. Our net operating loss began accumulating effective July 26, 1999, the date of our IPO. The net operating loss will expire in the years 2019 through 2021.

11. Stock Option Plan and Other Stock Based Compensation

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

Employee stock options vest over five years and expire ten years from the date granted. The following summarizes stock option activity for the years ended December 31, 2001, 2000 and 1999:

                                                                Weighted Average
                                                 Options         Exercise Price
                                               -------------    ----------------
      Outstanding as of January 1, 1999                   -                 -
      Granted                                     2,898,400       $     24.60
      Exercised                                           -                 -
      Canceled/forfeited                            (15,000)            24.50
                                               -------------    ----------------
      Outstanding as of December 31, 1999         2,883,400             24.60
      Granted                                       263,000             15.72
      Exercised                                           -                 -
      Canceled/forfeited                           (130,500)            23.93
                                               -------------    ----------------
      Outstanding as of December 31, 2000         3,015,900             23.86
      Granted                                     1,282,840             19.81
      Exercised                                     (14,500)            16.45
      Canceled/forfeited                           (126,500)            18.76
                                               -------------    ----------------
      Outstanding as of December 31, 2001         4,157,740       $     22.79
                                               =============    ================

The weighted average fair value of options granted in 2001, 2000 and 1999 was $11.30, $9.43 and $13.39 per share. As of December 31, 2001, 2000 and 1999,
1,158,032, 577,300 and 8,400 of the outstanding options were exercisable with weighted average exercise prices of $24.28, $24.38 and $25.75. The following summarizes details of outstanding stock options as of December 31, 2001:

                                                           Weighted Average
                      Number of                               Remaining
    Range of           Options       Weighted Average      Contractual Life
 Exercise Prices     Outstanding      Exercise Price          (in years)
-----------------   -------------    ----------------     ------------------
$13.25 - $19.86        1,085,682          $17.80                 9.7
$20.38 - $30.13        3,072,058          $24.55                 7.7
                    -------------    ----------------     ------------------
                       4,157,740          $22.79                 8.2
                    =============    ================     ==================

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", we have elected to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted under the Plan since all options were granted to employees at exercise prices equal to or greater than fair market value on the date of grant.

Had compensation cost for the Plan been determined based on the fair value at the grant date consistent with SFAS No. 123, our net loss applicable to common stockholders and net loss per share (using the following assumptions) for the years ended December 31, 2001, 2000 and 1999 would have been:

               Net Loss
            Applicable to     Net Loss   Weighted-Average       Stock                  Expected
               Common           Per          Risk-Free          Price      Dividend     Option
  Year      Stockholders       Share      Interest Rate       Volatility    Yield        Life
--------   --------------    ---------   ----------------    -----------   --------    --------
  2001     $102.8 million      $1.71           4.50%              50%         0%        7 years
  2000       63.1 million       1.06           6.25%              50%         0%        7 years
  1999       86.2 million       2.63           6.50%              42%         0%        7 years

Other Stock Based Compensation

In connection with our IPO, we issued a total of 1,412,181 shares of common stock to our employees. We recorded non-cash compensation expense of $19.3 million in connection with the issuance of these shares. In October 1999 and April 2000, we granted loans to certain of these employees, the proceeds of which were used to satisfy the individual income tax withholding obligations with respect to the receipt of these shares. In the aggregate, these loans total $14.0 million and are included in other non-current assets. The loans are non-recourse and are represented by notes that are secured by common stock pledges equal to the number of shares each individual received as compensation.

Through April 1, 2001, the notes charged interest at a rate of 6% per annum. Subsequent to April 1, 2001, the rate of interest was adjusted to 5% per annum. The notes are payable on October 1, 2004, or 180 days following the termination of employment, provided that the proceeds of any sales of the pledged shares must be applied towards early repayment of these loans unless the value of the remaining shares exceeds 200% of the remaining loan amount.

Accrued interest on these loans since October 1999 continues to be fully reserved as a result of a loan interest forgiveness provision approved by the board of directors, which enables us to forgive payment of accrued interest on the loans to employees in good standing. On October 1, 2001, the first interest forgiveness initiative under this provision became effective; all accrued interest from October 1, 1999 through September 30, 2001 was forgiven. Additionally, all income taxes related to such interest forgiveness were paid by us on behalf of the affected employees. Forgiven interest through September 30, 2001 amounted to $1.6 million. Income tax liabilities resulting from such forgiven interest through September 30, 2001 amounted to $1.7 million, which is included in our 2001 statement of operations as compensation expense.

12. Financial Instruments

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

Debt: The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates. The fair value of Insight Midwest's 9 3/4% and 10 1/2% Senior Notes as of December 31, 2001 and 2000 was $210.0 million and $540.0 million and $198.5 million and $515.0 million. The fair value of Insight Inc. 12 1/4% Senior Discount Notes was $234.0 million as of December 31, 2001.

Interest rate swap agreements: As of January 1, 2001, interest rate swap agreements are recorded in our financial statements at fair value. Prior to January 1, 2001, interest rate swap agreements were not recorded in our financial statements. The fair value (cost) of such swap agreements was $(22.8) million and $(1.9) million as of December 31, 2001 and 2000.

13. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a two-year management agreement with InterMedia Partners Southeast, an affiliate of AT&T Broadband, to provide management services to cable television systems acquired by AT&T Broadband. As of December 31, 2001, these systems served approximately 117,200 customers in the states of Indiana and Kentucky. Through March 31, 2001, we earned a monthly fee of 3% of gross revenues for providing such management services. In March 2002, the management agreement was amended to expire on June 30, 2002 and provide for a monthly fee of 5% of gross revenues retroactive to April 1, 2001. For the years ended December 31, 2001 and 2000, we recognized $2.4 million and $1.2 million of management fees in connection with this agreement.

Programming

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $116.0 million, $57.4 million and $29.6 million for the years ended December 31, 2001, 2000 and 1999. As of December 31, 2001 and 2000, $10.3 million and $9.8 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

Telephony Agreements

In July 2000, to facilitate delivery of telephone services, we entered into a ten-year agreement with AT&T Broadband that allows Insight Midwest to deliver to our customer's local telephone service under the AT&T Digital Phone brand. Under the terms of the agreement, Insight Midwest leases for a fee certain capacity on our network to AT&T Broadband. Insight Midwest provides certain services and support for which it receives additional payments. We began providing telephony services to a limited number of our customers in 2001. For the year ended December 31, 2001, revenue related to telephony services was $170,000. The capital required to deploy telephone services over our networks is shared, with AT&T Broadband responsible for switching and transport facilities. AT&T also pays us for installations, marketing and billing support that amounted to $1.4 million for the year ended December 31, 2001.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with TCI Media Services LLC ("TCI Media Services"), a subsidiary of AT&T Corp., which provides for TCI Media Services to perform all of our Kentucky advertising sale and related administrative services. For the years ended December 31, 2001, 2000 and 1999, we received advertising revenues from TCI Media Services derived from our Kentucky Systems of $12.4 million, $12.8 million and $3.2 million. As of December 31, 2001 and 2000, we had $6.9 million and $6.8 million recorded as a receivable due from TCI Media Services included in prepaid and other current assets. We pay TCI Media Services a fixed and variable fee based on advertising sales cash flow growth for providing this service. As of December 31, 2001 and 2000, we had $666,000 and $435,000 recorded as payables to TCI Media Services related to such services.

SourceSuite

We are currently providing SourceSuite's interactive services to customers in some of our systems. For the year ended December 31, 2001 and 2000, fees for such services totaled $1.2 million and $77,000.

14. 401(k) Plan

We sponsor a savings and investment 401(k) Plan (the "Plan") for the benefit of our employees. All employees who have completed six months of employment and have attained age 18 are eligible to participate in the Plan. We make matching contributions equal to 100% of the employee's contribution excluding any such contributions in excess of 5% of the employee's wages. Effective April 1, 2001, 50% of our matching contribution to the Plan is in the form of our common stock. During 2001, 2000 and 1999, we matched contributions of $2.3 million, $957,000 and $562,000.

15. Commitments and Contingencies

Programming Contracts

We enter into long-term contracts with third parties who provide us with programming for distribution over our cable television systems. These programming contracts are a significant part of our business and represent a substantial portion of our operating costs. Since future fees under such contracts are based on numerous variables, including number and type of customers, we have not recorded any liabilities with respect to such contracts.

Lease Agreements

We lease and sublease equipment and office space under various operating and capital lease arrangements expiring through December 31, 2015. Future minimum rental payments required under such operating and capital leases as of December 31, 2001 were as follows:

                                                                            Capital      Operating
                                                                             Lease         Leases
                                                                            ----------------------
                                                                               (in thousands)
     2002                                                                   $   738       $  4,016
     2003                                                                       738          3,538
     2004                                                                       738          3,052
     2005                                                                       738          2,444
     2006                                                                       838          2,306
     Thereafter                                                               3,996          6,789
                                                                            -------       --------
           Total                                                              7,786       $ 22,145
                                                                                          ========

     Less: Amount representing interest at 8.75%                             (2,626)
                                                                            -------
     Present value of net minimum lease payments                              5,160
     Less: Current portion of obligations under capital leases                 (296)
                                                                            -------
     Obligations under capital leases, excluding current portion            $ 4,864
                                                                            =======

Rental expense on operating leases for the years ended December 31, 2001, 2000 and 1999 was $5.5 million, $4.6 million and $2.1 million.

Litigation

Insight Kentucky and certain prior owners of the Kentucky Systems have been named in class actions regarding the pass-through of state and local property tax charges to customers by the prior owners of the Kentucky Systems. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. We have reached an agreement in principle with the plaintiffs to settle these lawsuits. Such settlement is awaiting the execution of definitive documentation and a determination of fairness by the respective courts where these matters were filed.

We have filed a state court action against the City of Louisville for its grant of more favorable franchises to Knology, Inc. and TotaLink of Kentucky, LLC. Our commencement of this action automatically suspended these franchises pending a court determination. In November 2000, Knology Inc. filed a federal court action against us seeking unspecified money damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise from the City, the state court action. In March 2001, the federal court preliminarily set aside the state court suspension of Knology Inc.'s franchise. We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend it vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

16. At Home Corporation

On September 28, 2001, At Home Corporation ("@Home"), the former provider of high-speed data services for all of our systems except for those located in Ohio, filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim agreement with @Home to extend service through November 30, 2001. Further, in December 2001, we entered into an additional interim service arrangement whereby we paid $10.0 million to @Home to extend service for three months through February 28, 2002 that is being recorded into expense ratably over the three-month period.

As a result of these interim arrangements we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001. Additionally, we have recorded an allowance for bad debt of $1.0 million for a net receivable from @Home in connection with monies @Home collected from our high-speed data customers on our behalf prior to September 28, 2001. These additional costs are included in non-recurring high-speed data service charges in our statement of operations.

In December 2001, we entered into a four-year agreement with AT&T Corporation to provide high-speed data service to all our affected systems. We transferred all our affected systems to our own regional network that resides on AT&T Corporation's platform. Such high-speed data services commenced progressively on a system-by-system basis beginning in February 2002, with all affected systems being served as of March 1, 2002.

17.  Quarterly Financial Data (Unaudited)

                                                               Three months ended                          Year ended
                                    --------------------------------------------------------------------
                                                                                                           December 31,
2001                                    March 31        June 30         September 30      December 31          2001
                                    -----------------------------------------------------------------------------------
                                                            (in thousands, except per share amounts)
Revenue                               $  168,537      $  175,310         $  177,393       $  183,139        $  704,379

Operating loss                           (13,230)        (14,976)           (14,122)         (28,505)          (70,833)

Net income (loss) before
 extraordinary item                        4,109         (21,874)           (20,150)         (30,788)          (68,703)

Net loss                                  (1,977)        (21,874)           (20,150)         (30,788)          (74,789)

Basic and diluted loss per share
 before extraordinary item                  (.07)           (.44)              (.42)            (.59)            (1.57)

                                                               Three months ended                          Year ended
                                    --------------------------------------------------------------------
                                                                                                           December 31,
2000                                 March 31 (1)     June 30 (1)       September 30      December 31          2000
                                    -----------------------------------------------------------------------------------
                                                            (in thousands, except per share amounts)

Revenue                               $  114,807      $  118,931         $  119,275       $  123,173        $  476,186

Operating loss                            (6,407)         (4,122)            (8,035)          (3,577)          (22,141)

Net income (loss)                         38,258          (8,984)           (11,882)         (60,379)          (42,987)

Basic and diluted income (loss)
per share                                   0.57           (0.23)            ( 0.28)           (1.08)            (1.03)

(1) Include the results of Insight Ohio, accounted for under the equity method prior to August 8, 2000, the date of acquisition.