Form 10-Q
period 2002-03-31
INSIGHT COMMUNICATIONS CO INC
filed 2002-05-15
CIK 1084421

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at April 30, 2002
   --------------------------------               -----------------------------
   Class A Common Stock, $.01 Par Value                    50,204,679
   Class B Common Stock, $.01 Par Value                    10,071,864

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                        March 31,           December 31,
                                                                                           2002                2001
                                                                                   ------------------  -------------------
Assets                                                                                 (unaudited)
Cash and cash equivalents                                                             $    205,727       $     198,548
Investments                                                                                 12,771              18,080
Trade accounts receivable, net of allowance for doubtful accounts of $2,633 and
  $2,818 as of March 31, 2002 and December 31, 2001                                         17,905              22,918
Launch funds receivable                                                                      9,443              12,980
Prepaid expenses and other assets                                                           17,074              18,363
                                                                                   ------------------  -------------------
  Total current assets                                                                     262,920             270,889

Fixed assets, net                                                                        1,158,175           1,151,709
Goodwill                                                                                    72,675              72,675
Franchise costs                                                                          2,289,704           2,283,155
Other intangible assets, net of accumulated amortization of $2,829 and $2,260
  as of March 31, 2002 and December 31, 2001                                                40,907              41,223
Deferred financing costs, net of accumulated amortization of $6,178 and $5,259
  as of March 31, 2002 and December 31, 2001                                                31,375              32,294
Other non-current assets                                                                    14,701              15,447
                                                                                   ------------------  -------------------
  Total assets                                                                        $  3,870,457       $   3,867,392
                                                                                   ==================  ===================

Liabilities and stockholders' equity
Accounts payable                                                                      $     47,676       $      67,095
Accrued expenses and other liabilities                                                      20,572              23,793
Accrued property taxes                                                                      14,986              11,030
Accrued programming costs                                                                   27,885              24,287
Deferred revenue                                                                             8,212               8,673
Interest payable                                                                            38,698              21,940
Debt - current portion                                                                       1,250                   ?
Preferred interest distribution payable                                                      1,750               5,250
                                                                                   ------------------  -------------------
  Total current liabilities                                                                161,029             162,068

Deferred revenue                                                                             9,330              12,262
Debt                                                                                     2,578,743           2,542,476
Other non-current liabilities                                                               57,265              62,964

Minority interest                                                                          245,953             255,879
Preferred interests                                                                        187,168             185,713

Stockholders' equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued
  and outstanding as of March 31, 2002 and December 31, 2001                                     -                   -
Common stock; $.01 par value:
  Class A - 300,000,000 shares authorized; 50,188,336 and 50,266,162 shares
    issued and outstanding as of March 31, 2002 and December 31, 2001                          502                 502
  Class B - 100,000,000 shares authorized; 10,071,864 and 9,977,537 shares issued
    and outstanding as of March 31, 2002 and December 31, 2001                                 101                 100
Additional paid-in-capital                                                                 848,000             851,936
Accumulated deficit                                                                       (202,218)           (189,964)
Accumulated other comprehensive loss                                                       (15,416)            (16,544)
                                                                                   ------------------  -------------------
Total stockholders' equity                                                                 630,969             646,030
                                                                                   ------------------  -------------------
Total liabilities and stockholders' equity                                             $ 3,870,457       $   3,867,392
                                                                                   ==================  ===================

                             See accompanying notes

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)


                                                                              Three months ended March 31,
                                                                               2002               2001
                                                                       ------------------- -------------------

Revenue                                                                   $      192,178     $     174,226

Operating costs and expenses:
  Programming and other operating costs                                           69,553            62,588
  Selling, general and administrative                                             40,880            36,602
  Non-recurring high-speed data charges                                            4,116                 -
  Depreciation and amortization                                                   48,444            88,266
                                                                       ------------------- -------------------
Total operating costs and expenses                                               162,993           187,456
                                                                       ------------------- -------------------

Operating income (loss)                                                           29,185           (13,230)

Other income (expense):
  Gain on cable systems exchange                                                       -            34,178
  Interest expense                                                               (51,935)          (51,408)
  Interest income                                                                    897             2,051
  Other                                                                                3              (227)
                                                                       ------------------- -------------------
Total other expense, net                                                         (51,035)          (15,406)

Loss before minority interest, investment activity, income taxes and
  extraordinary item                                                             (21,850)          (28,636)
Minority interest                                                                  9,926            34,438
Equity in losses of investees                                                          -              (712)
Impairment write-down of investments                                                (205)                -
                                                                       ------------------- -------------------
Income (loss) before income taxes and extraordinary item                         (12,129)            5,090
Provision for income taxes                                                          (125)             (981)
                                                                       ------------------- -------------------
Income (loss) before extraordinary item                                          (12,254)            4,109
Extraordinary loss from early extinguishment of debt, net of tax                       -            (6,086)
                                                                       ------------------- -------------------
Net loss                                                                         (12,254)           (1,977)
Accrual of preferred interests                                                    (4,955)           (4,766)
                                                                       ------------------- -------------------
Net loss attributable to common stockholders                               $     (17,209)    $      (6,743)
                                                                       =================== ===================

Basic and diluted loss per share before extraordinary item                 $        (.29)    $        (.01)
Basic and diluted loss per share related to extraordinary item             $            -    $        (.10)
Basic and diluted loss per share attributable to common
  Stockholders                                                             $        (.29)    $        (.11)
Basic and diluted weighted average shares outstanding                         60,252,500        60,183,230


                             See accompanying notes

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                                                            Three months ended March 31,
                                                                                               2002             2001
                                                                                        ---------------- ----------------
Operating activities:
  Net loss                                                                                $   (12,254)       $  (1,977)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                              48,444           88,266
    Equity in losses of investees                                                                  --              712
    Impairment of investments                                                                     205
    Gain on cable systems exchange                                                                 --          (34,178)
    Extraordinary loss from early extinguishment of debt, net of tax                               --            6,086
    Minority interest                                                                          (9,926)         (34,438)
    Provision for losses on trade accounts receivable                                           2,594            2,449
    Contribution of stock to 401(k) Plan                                                          798
    Amortization of note discount                                                               7,517            3,487
    Deferred income taxes                                                                          --              856
    Changes in operating assets and liabilities, net of the effect of acquisitions:
      Trade accounts receivable                                                                 2,741           (1,927)
      Launch fund receivable                                                                    3,537            5,017
      Prepaid expenses and other assets                                                         1,496            3,760
      Accounts payable                                                                        (19,547)         (11,428)
      Accrued expenses and other liabilities                                                   18,095           40,185
                                                                                        ---------------- ----------------
  Net cash provided by operating activities                                                    43,700           66,870
                                                                                        ---------------- ----------------
Investing activities:
  Purchase of fixed assets                                                                    (50,348)         (63,668)
  Purchase of intangible assets                                                                   (40)              --
  Purchase of cable television systems, net of cash acquired                                   (8,798)        (436,760)
                                                                                        ---------------- ----------------
  Net cash used in investing activities                                                       (59,186)        (500,428)
                                                                                        ---------------- ----------------
Financing activities:
  Distributions of preferred interests                                                         (7,000)          (7,000)
  Proceeds from borrowings under credit facilities                                             30,000        1,379,000
  Repayment of credit facilities                                                                   --         (654,900)
  Proceeds from issuance of notes                                                                  --          220,084
  Repayment of debt associated with cable system transactions                                      --         (323,547)
  Principal payments on capital leases and other non-current   liabilities                       (335)              --
  Debt issuance costs                                                                              --          (18,310)
                                                                                        ---------------- ----------------
  Net cash provided by financing activities                                                    22,665          595,327
                                                                                        ---------------- ----------------
Net increase in cash and cash equivalents                                                       7,179          161,769
Cash and cash equivalents, beginning of period                                                198,548           33,733
                                                                                        ---------------- ----------------
Cash and cash equivalents, end of period                                                  $   205,727      $   195,502
                                                                                        ================ ================

                             See accompanying notes

                      INSIGHT COMMUNICATIONS COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Through our wholly owned subsidiary, Insight Communications Company, L.P. ("Insight LP"), we own a 50% interest in Insight Midwest, L.P. ("Insight Midwest"), which through its subsidiaries, Insight Communications Midwest, LLC ("Insight Communications Midwest"), Insight Communications of Kentucky, L.P. ("Insight Kentucky") and Insight Communications of Central Ohio, LLC ("Insight Ohio"), owns and operates cable television systems in Indiana, Kentucky, Ohio, Illinois and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of March 31, 2002.

Insight LP is the general partner of Insight Midwest and effectively controls all operating and financial decisions and therefore consolidates Insight Midwest. Through Insight LP, we manage all of Insight Midwest's systems and also manage systems owned by an affiliate of AT&T Broadband, LLC, the owner of the remaining 50% interest in Insight Midwest.

Our other wholly owned subsidiary, Insight Interactive LLC ("Insight Interactive"), owns a 100% equity interest in SourceSuite LLC ("SourceSuite") the results of which have been consolidated as of January 1, 2002 as a result of Insight Interactive's acquisition of the remaining 50% equity interest from Source Media, Inc. ("Source Media") in March 2002.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Interactive.

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature, except as described in Note 8. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. ACCOUNTING FOR FRANCHISE FEES

We have historically recorded reimbursements of franchise fees from customers as an offset to franchise fee expense included as a component of selling, general and administrative expense. In November 2001, the Financial Accounting Standards Board concluded that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. On March 12, 2002, the Securities Exchange Commission staff concluded that as a result of this guidance, it expected all cable television companies to present franchise fees in their statements of operations. Consequently, beginning January 1, 2002, we have presented reimbursements of franchise fees as revenues and franchise fee payments as expenses in the accompanying consolidated statements of operations. Additionally, we have adjusted the prior period amounts to reflect such presentation. The effect on the prior period statement of operations was to increase both revenue and selling, general and administrative costs by $5.7 million.

4. LONG-LIVED ASSETS

Fixed assets consisted of:

                                                      March 31,   December 31,
                                                        2002          2001
                                                    -------------------------
                                                          (in thousands)

Land, buildings and improvements                    $     36,990  $    36,501
Cable system equipment                                 1,626,467    1,573,733
Furniture, fixtures and office equipment                  16,148       16,019
                                                    -------------------------
                                                       1,679,605    1,626,253
Less accumulated depreciation and amortization          (521,430)    (474,544)
                                                    -------------------------
   Total fixed assets, net                          $  1,158,175  $ 1,151,709
                                                    =========================

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

4. LONG-LIVED ASSETS (continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective for us beginning January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No.
30. The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective for us beginning January 1, 2002 and changes the accounting for goodwill from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, measured as of the beginning of the year of adoption, and must be completed by the end of our fiscal year. Based on our analysis, there was no impairment of goodwill upon the adoption of SFAS No. 142 on January 1, 2002.

Applying the effects of the adoption of SFAS No. 142 to the three month period ended March 31, 2001, would have resulted in income before extraordinary items of $19.9 million, net income of $13.8 million, basic and diluted income per share before extraordinary item of $0.25 and basic and diluted income per share applicable to common stockholders of $0.15. The reconciliation of reported net loss to pro forma net income as adjusted for the effects of SFAS No. 142 for the three months ended March 31, 2001 is as follows (in thousands):

                                            Three Months Ended
                                              March 31, 2001
                                          -----------------------

Net loss as reported                         $    (1,977)

Less amortization for:
     Franchise costs                              12,577
     Goodwill                                      3,172
                                          -----------------------
   Pro forma net income                      $    13,772
                                          =======================

We recorded amortization expense of $1.5 million and $50.2 million for the three months ended March 31, 2002 and 2001. We estimate aggregate amortization expense to be approximately $5.9 million for each of the five succeeding fiscal years.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

5. DEBT

Debt consisted of:
                                                   March 31,     December 31,
                                                     2002           2001
                                             -----------------------------------
                                                           (in thousands)

Insight Ohio Credit Facility                    $    25,000       $    25,000
Insight Midwest Holdings Credit Facility          1,610,000         1,580,000
Insight Midwest 9 3/4% Senior Notes                 200,000           200,000
Insight Midwest 10 1/2% Senior Notes                500,000           500,000
Insight Inc. 12 1/4% Senior Discount Notes          400,000           400,000
                                             -----------------------------------
                                                  2,735,000         2,705,000
Less unamortized discount on notes                 (155,007)         (162,524)
                                             -----------------------------------
     Total debt                                 $ 2,579,993       $ 2,542,476
                                             ===================================

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings, LLC ("Insight Midwest Holdings"), a wholly owned subsidiary of Insight Midwest which owns all of our cable television systems other than those located in Ohio, is party to a $1.75 billion credit facility. On March 25, 2002, we formally requested approval from the lenders of amendments to the leverage ratio covenant to allow Insight Midwest Holdings more flexibility and to increase the aggregate amount that can be distributed to Insight Midwest for the purpose of making investments in Insight Ohio. In addition, on March 28, 2002, we loaned $100.0 million to Insight Midwest to address its future funding needs, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Pursuant to the credit facility amendments, Insight Midwest Holdings will be permitted to make distributions to Insight Midwest for the purpose of repaying our loan, subject to the satisfaction of certain financial debt covenants. The loan to Insight Midwest bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments. On April 18, 2002, the lenders approved these amendments to the credit facility.

Debt Principal Payments

As of March 31, 2002, principal payments required on our debt were as follows (in thousands):

2002                           $            -
2003                                    5,000
2004                                   80,000
2005                                   81,250
2006                                  106,750
Thereafter                          2,462,000
                             -------------------
      Total                    $    2,735,000
                             ===================

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

5. DEBT (continued)

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

As of March 31, 2002 and December 31, 2001, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 4.7% and 5.9%, plus the applicable margin, on $435.0 million and $500.0 million notional value of debt. The agreements outstanding as of March 31, 2002 expire July 2003. As of March 31, 2002, we had $2.3 million of accrued interest related to these agreements.

6. COMPREHENSIVE LOSS

Comprehensive loss totaled $11.1 million and $15.4 million for the three months ended March 31, 2002 and 2001. Comprehensive loss for the three months ended March 31, 2001 included a $1.1 million transition adjustment loss (net of $776,000 tax benefit) representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 133. We own equity securities that are classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. In addition, we record the effective portion of interest rate swaps' gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

7. RELATED PARTY TRANSACTIONS

Managed Systems

On March 17, 2000, we entered into a two-year management agreement with InterMedia Partners Southeast, an affiliate of AT&T Broadband, to provide management services to cable television systems acquired by AT&T Broadband. As of March 31, 2002, these systems served approximately 118,000 customers in the states of Indiana and Kentucky. Through March 31, 2001, we earned a monthly fee of 3% of gross revenues for providing such management services. In September 2001, the management agreement was amended to provide for a monthly fee of 5% of gross revenues retroactive to April 1, 2001. For the three months ended March 31, 2002 and 2001, we recognized $635,000 and $386,000 of management fees in connection with this agreement. The management agreement expires on June 30, 2002.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

7. RELATED PARTY TRANSACTIONS (continued)

Programming

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming were $31.0 million and $30.2 million for the three months ended March 31, 2002 and 2001. As of March 31, 2002 and December 31, 2001, $20.4 million and $10.3 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

Telephony Agreements

In July 2000, to facilitate delivery of telephone services, we entered into a ten-year agreement with AT&T Broadband that allows Insight Midwest to deliver to our customers local telephone service under the AT&T Digital Phone brand. Under the terms of the agreement, Insight Midwest leases for a fee certain capacity on our network to AT&T Broadband. Insight Midwest provides certain services and support for which it receives additional payments. We began providing telephony services to a limited number of our customers in 2001. For the three months ended March 31, 2002 and 2001, revenue related to telephony services was $242,000 and $2,000. The capital required to deploy telephone services over our networks is shared, with AT&T Broadband responsible for switching and transport facilities. AT&T also pays us for installations, marketing and billing support that amounted to $1.2 million for the three months ended March 31, 2002.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with TCI Media Services LLC ("TCI Media Services"), a subsidiary of AT&T Corp., which provides for TCI Media Services to perform all of our Kentucky advertising sale and related administrative services. For the three months ended March 31, 2002 and 2001, we received advertising revenues from TCI Media Services derived from our Kentucky Systems of $3.3 million and $2.3 million. As of March 31, 2002 and December 31, 2001, we had $6.9 million recorded as a receivable due from TCI Media Services included in prepaid and other current assets. We pay TCI Media Services a fixed and variable fee based on advertising sales cash flow growth for providing this service. As of March 31, 2002 and December 31, 2001, we had $249,000 and $666,000 recorded as payables to TCI Media Services related to such services.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

7. RELATED PARTY TRANSACTIONS (continued)

Sourcesuite

On March 14, 2002, Insight Interactive purchased the remaining 50% equity interest in SourceSuite that it did not already own from Source Media by tendering $10.2 million face amount of Source Media's 12% bonds. The fair market value of such tendered bonds on March 14, 2002 was $205,000. The excess of the fair value of SourceSuite's acquired assets and liabilities over the purchase price of $205,000, totaling $571,000 of negative goodwill, was allocated as a reduction to long-lived assets based on their respective fair values. The operating results of SourceSuite have been consolidated in the accompanying financial statements effective January 1, 2002. During 2001, we accounted for our 50% interest in SourceSuite under the equity method.

8. AT HOME CORPORATION

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation ("@Home"), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered during the three months ended March 31, 2002.

9. COMMITMENTS AND CONTINGENCIES

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

Litigation

The prior owners of the Kentucky systems have named insight Kentucky and certain prior owners of the Kentucky Systems in class actions regarding the pass-through of state and local property tax charges to customers. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. We have reached an agreement in principle with the plaintiffs to settle these lawsuits. Such settlement is awaiting the execution of definitive documentation and a determination of fairness by the respective courts where these matters were filed.

                      INSIGHT COMMUNICATIONS COMPANY, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

9. COMMITMENTS AND CONTINGENCIES (continued)

We have filed a state court action against the City of Louisville for its grant of more favorable franchises to Knology, Inc. ("Knology") and TotaLink of Kentucky, LLC. Our commencement of this action automatically suspended these franchises pending a court determination. In November 2000, Knology filed a federal court action against us seeking unspecified monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise from the City, the state court action. In March 2001, the federal court preliminarily set aside the state court suspension of Knology's franchise. We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend it vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

RESULTS OF OPERATIONS

A substantial portion of our revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from providing high-speed data and telephone services as well as from commissions for products sold through home shopping networks.

We have historically recorded reimbursements of franchise fees from customers as an offset to franchise fee expense included as a component of selling, general and administrative expense. In November 2001, the Financial Accounting Standards Board concluded that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. On March 12, 2002, the Securities Exchange Commission staff concluded that as a result of this guidance, it expected all cable television companies to present franchise fees in their statements of operations. Consequently, beginning January 1, 2002, we have presented reimbursements of franchise fees as revenues and franchise fee payments as expenses in the accompanying consolidated statements of operations. Additionally, we have adjusted the prior period amounts to reflect such presentation. The effect on the prior period statement of operations was to increase both revenue and selling, general and administrative costs by $5.7 million.

As a result of its March 14, 2002 purchase of the remaining 50% equity interest in SourceSuite, LLC, Insight Interactive now owns 100% of SourceSuite's equity interests. As such, the operating results of SourceSuite have been consolidated in the accompanying financial statements effective January 1, 2002. During 2001, we accounted for our 50% interest in SourceSuite under the equity method.

One of the principal reasons for our net loss through December 31, 2001 include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and indefinite lived intangible assets; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

                                                   Three Months Ended March 31,
                                                      2002           2001
                                                 -------------  ---------------
                                                        (in thousands)
Revenue                                          $   192,178   $   174,226
Operating costs and expenses:
  Programming and other operating costs               69,553        62,588
  Selling, general and administrative                 40,880        36,602
  Non-recurring high-speed data service charges        4,116             -
  Depreciation and amortization                       48,444        88,266
                                                 -------------  ---------------
Total operating costs and expenses                   162,993       187,456
                                                 -------------  ---------------
Operating income (loss)                               29,185       (13,230)
EBITDA                                                77,632        74,097
Interest expense                                      51,935        51,408
Minority interest                                      9,926        34,438
Net loss                                             (12,254)       (1,977)
Net cash provided by operating activities             43,700        66,870
Net cash used in investing activities                 59,186       500,428
Net cash provided by financing activities             22,665       595,327

EBITDA represents earnings before interest, taxes, depreciation and amortization, minority interest, gain on cable system exchanges, impairment write-down of investments and extraordinary items. We believe that EBITDA is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, EBITDA is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

The following calculations of EBITDA are not necessarily comparable to similarly titled amounts of other companies:

                                             Three Months Ended March 31,
                                                2002            2001
                                            -------------  ---------------
                                                   (in thousands)

Net loss                                     $ (12,254)       $ (1,977)
Adjustments:
  Interest expense                              51,935          51,408
  Interest income                                 (897)         (2,051)
  Tax provision                                    125             981
  Depreciation and amortization                 48,444          88,266
  Minority interest                             (9,926)        (34,438)
  Gain on cable system exchange                      -         (34,178)
  Impairment write-down of investments             205               -
  Extraordinary loss from early
    extinguishment of debt, net of tax               -           6,086
                                            -------------  ---------------
EBITDA                                       $  77,632        $ 74,097
                                            =============  ===============

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Revenue increased $18.0 million or 10.3% to $192.2 million for the three months ended March 31, 2002 from $174.2 million for the three months ended March 31, 2001. The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year quarter of 79.9% and 62.1%. In addition, our basic cable service revenue increased $5.5 million or 4.7% primarily due to basic cable rate increases that took effect in the second quarter of 2001 and 1.0% internal basic customer growth during the quarter.

Revenue by service offering were as follows for the three months ended March 31 (in thousands):

                         2002                        2001
                      Revenue by                  Revenue by
                        Service     % of Total      Service    % of Total
                       Offering       Revenue      Offering     Revenue
                    --------------  -----------  ------------  ----------
Basic                $  122,306          63.7%   $  116,788         67.0%
Premium                  14,838           7.7%       15,005          8.6%
Pay-per-view                539            .3%        1,286           .7%
Digital                  15,431           8.0%        9,520          5.5%
Advertising sales        11,531           6.0%        9,599          5.5%
Data services            11,652           6.1%        6,476          3.7%
Franchise fees            6,389           3.3%        5,689          3.3%
Other                     9,492           4.9%        9,863          5.7%
                    --------------  -----------  ------------  ----------

Total                $  192,178         100.0%   $  174,226        100.0%
                    ==============  ===========  ============  ==========

RGUs (Revenue Generating Units) were approximately 1,689,900 as of March 31, 2002 compared to approximately 1,540,700 as of March 31, 2001 after giving pro forma effect to acquisitions occurring subsequent to March 31, 2001. This represents an annualized growth rate of 9.7%. RGUs represent the sum of basic and digital video, high-speed data and telephone customers.

Average monthly revenue per basic customer, including management fees and revenue from SourceSuite, was $49.46 for the three months ended March 31, 2002 compared to $45.39 for the three months ended March 31, 2001 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $6.97 for the three months ended March 31, 2002 from $4.17 for the three months ended March 31, 2001.

Programming and other operating costs increased $7.0 million or 11.1% to $69.6 million for the three months ended March 31, 2002 from $62.6 million for the three months ended March 31, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems.

Selling, general and administrative expenses increased $4.3 million or 11.7% to $40.9 million for the three months ended March 31, 2002 from $36.6 million for the three months ended March 31, 2001. The increase in selling, general and administrative expense was primarily the result of increased employee compensation and other related expenses offset by a decrease in marketing.

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation ("@Home"), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered during the three months ended March 31, 2002.

Depreciation and amortization expense decreased $39.8 million or 45.1% to $48.4 million for the three months ended March 31, 2002 from $88.3 million for the three months ended March 31, 2001. The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002, partially offset by capital expenditures made to rebuild the existing cable equipment.

EBITDA increased $3.5 million or 4.8% to $77.6 million for the three months ended March 31, 2002 from $74.1 million for the three months ended March 31, 2001 primarily due to increased digital and high-speed data revenue partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat from the prior year quarter increasing $527,000 or 1.0% to $51.9 million for the three months ended March 31, 2002 from $51.4 million for the three months ended March 31, 2001. The increase is the result of higher outstanding debt resulting from the funding of capital expenditures during the quarter, partially offset by lower average interest rates.

Minority interest decreased $24.5 million or 71.2% as a direct result of the decrease in Insight Midwest's net loss applicable to common interests due primarily to the adoption of SFAS No. 142 effective January 1, 2002. The non-amortization provisions of SFAS No. 142 resulted in decreased depreciation and amortization expense for the three months ended March 31, 2002.

For the three months ended March 31, 2002, the net loss was $12.3 million primarily for the reasons set forth above.

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

Cash provided by operations for the three months ended March 31, 2002 and 2001 was $43.7 million and $66.9 million. The decrease was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

Cash used in investing activities for the three months ended March 31, 2002 and 2001 was $59.2 million and $500.4 million. The decrease was primarily attributable to no significant acquisitions of cable television systems and reduced capital expenditures in 2002.

Cash provided by financing activities for the three months ended March 31, 2002 and 2001 was $22.7 million and $595.3 million. The decrease was primarily attributable to lower net borrowings from credit facilities and no proceeds raised through the issuance of notes in 2002.

For the three months ended March 31, 2002 and 2001, we spent $50.3 million and $63.7 million in capital expenditures largely to support our plant rebuild in Illinois which is estimated to be substantially completed by year-end, telephone deployment and success-based capital including interactive digital expansion.

On April 18, 2002, we entered into an amendment to the Insight Midwest Holdings credit facility which delayed by six months the scheduled reduction to the leverage ratio covenant to allow Insight Midwest Holdings more financing flexibility, and increased the aggregate amount that can be distributed to Insight Midwest for the purpose of making investments in Insight Ohio. Previously, on March 28, 2002, we loaned $100.0 million to Insight Midwest to address its future funding needs, $97.0 million of which was contributed to Insight Midwest Holdings on April 18, 2002 for use in paying down the credit facility balance and $3.0 million of which was contributed to Insight Ohio on March 28, 2002. Pursuant to the credit facility amendments, Insight Midwest Holdings will be permitted to make distributions to Insight Midwest for the purpose of repaying our loan, subject to the satisfaction of certain financial debt covenants. The loan to Insight Midwest bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us and are restricted by the terms of their indebtedness from doing so. Our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries.

We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. To the extent our financial covenants permit, we intend to continue to draw upon the $140.0 million of unused availability under the Midwest Holdings Credit Facility to fund any shortfall resulting from the inability of Insight Midwest's cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations, excluding commitments for programming, as of March 31, 2002, including periods in which the related payments are due (in thousands):

                                                              2003              2005
                                            2002            to 2004            to 2006        Thereafter           Total
                                      ------------------------------------------------------------------------------------------
Long-term debt                        $         -      $    85,000       $   188,000      $    2,462,000    $    2,735,000
Capital leases                                554            1,476             1,576               3,996             7,602
Operating leases                            3,169            7,115             4,935               6,801            22,020
Preferred interests                         7,000           35,193           175,387              66,659           284,239
                                      ------------------------------------------------------------------------------------------
  Total cash obligations              $    10,723      $   128,784       $   369,898       $   2,539,456    $    3,048,861
                                      ==========================================================================================

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counter-parties to our swap and collar agreements are major financial institutions. As of March 31, 2002, our interest rate swap and collar agreements expire in July 2003.

The fair market value and carrying value of our 9 3/4% senior notes, 10 1/2% senior notes and 12 1/4% senior discount notes was $1.01 billion and $945.0 million as of March 31, 2002. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2002, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(16.7) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders' equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

As of March 31, 2002, we had entered into interest rate swaps that approximated $435.0 million, or 26.6%, of our borrowings under all of our credit facilities. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $12.0 million.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

During the three months ended March 31, 2002, we issued 16,501 shares of Class A common stock in connection with our matching contributions to our 401(k) plan and granted stock options to certain of our employees and external consultants to purchase an aggregate of 38,158 shares of Class A common stock. The issuances of common stock and grants of stock options were not registered under the Securities Act of 1933 because such issuances and grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 there under.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         10.1 Amendment No. 1 to Credit Agreement and Amendment No. 1 to Guarantee Agreement, dated as of April 18, 2002, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as Administrative Agent.

(b) Reports on Form 8-K:

               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002                         INSIGHT COMMUNICATIONS COMPANY, INC.

                                            By: /s/ Dinesh C. Jain
                                            ------------------------------------
                                            Dinesh C. Jain
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)