Form 10-Q
period 2002-06-30
INSIGHT COMMUNICATIONS CO INC
filed 2002-08-06
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002

Commission file number 0-26677

INSIGHT COMMUNICATIONS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4053502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 7th Avenue
New York, New York	10019
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 917-286-2300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2002
Class A Common Stock, $.01 Par Value	50,209,006
Class B Common Stock, $.01 Par Value	10,067,537

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

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
	June 30, 2002	December 31, 2001
Assets	(unaudited)
Cash and cash equivalents	$88,216	$198,548
Investments	9,876	18,080
Trade accounts receivable, net of allowance for doubtful accounts of $2,543 and $2,818 as of June 30, 2002 and December 31, 2001	21,772	22,918
Launch funds receivable	7,263	12,980
Prepaid expenses and other assets	18,259	18,363

Total current assets	145,386	270,889

Fixed assets, net	1,181,416	1,151,709
Goodwill	72,965	72,675
Franchise costs	2,290,258	2,283,155
Other intangible assets, net of accumulated amortization of $3,403 and $2,260 as of June 30, 2002 and December 31, 2001	40,525	41,223
Deferred financing costs, net of accumulated amortization of $7,161 and $5,259 as of June 30, 2002 and December 31, 2001	32,279	32,294
Other non-current assets	14,657	15,447

Total assets	$3,777,486	$3,867,392

Liabilities and stockholders’ equity
Accounts payable	$28,755	$67,095
Accrued expenses and other liabilities	21,087	23,793
Accrued property taxes	17,573	11,030
Accrued programming costs	25,532	24,287
Deferred revenue	6,023	8,673
Interest payable	21,279	21,940
Debt—current portion	2,500	—
Preferred interest distribution payable	5,250	5,250

Total current liabilities	127,999	162,068

Deferred revenue	9,330	12,262
Debt	2,536,232	2,542,476
Other non-current liabilities	58,122	62,964

Minority interest	241,790	255,879
Preferred interests	188,670	185,713

Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common stock; $.01 par value:
Class A – 300,000,000 shares authorized; 50,299,006 and 50,266,162 shares issued and outstanding as of June 30, 2002 and December 31, 2001	502	502
Class B – 100,000,000 shares authorized; 9,977,537 shares issued and outstanding as of June 30, 2002 and December 31, 2001	101	100
Additional paid-in-capital	842,998	851,936
Accumulated deficit	(208,774)	(189,964)
Accumulated other comprehensive loss	(19,484)	(16,544)

Total stockholders’ equity	615,343	646,030

Total liabilities and stockholders’ equity	$3,777,486	$3,867,392

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue	$200,033	$181,247	$392,211	$355,473
Operating costs and expenses:
Programming and other operating costs	69,194	65,552	138,747	128,140
Selling, general and administrative	41,534	38,595	82,414	75,197
Non-recurring high-speed data charges	—	—	4,116	—
Depreciation and amortization	49,481	92,076	97,925	180,342

Total operating costs and expenses	160,209	196,223	323,202	383,679

Operating income (loss)	39,824	(14,976)	69,009	(28,206)
Other income (expense):
Gain on cable systems exchange	—	—	—	34,178
Interest expense	(50,831)	(53,610)	(102,766)	(105,018)
Interest income	441	2,315	1,338	4,366
Other	(28)	(290)	(25)	(517)

Total other expense, net	(50,418)	(51,585)	(101,453)	(66,991)
Loss before minority interest, investment activity, income taxes and extraordinary item	(10,594)	(66,561)	(32,444)	(95,197)
Minority interest	4,163	35,227	14,089	69,665
Equity in losses of investees	—	(657)	—	(1,369)
Impairment write-down of investments	—	(2,069)	(205)	(2,069)

Loss before income taxes and extraordinary item	(6,431)	(34,060)	(18,560)	(28,970)
Benefit (provision) for income taxes	(125)	12,186	(250)	11,205

Loss before extraordinary item	(6,556)	(21,874)	(18,810)	(17,765)
Extraordinary loss from early extinguishment of debt, net of tax	—	—	—	(6,086)

Net loss	(6,556)	(21,874)	(18,810)	(23,851)
Accrual of preferred interests	(5,002)	(4,807)	(9,957)	(9,573)

Net loss applicable to common stockholders	$(11,558)	$(26,681)	$(28,767)	$(33,424)

Basic and diluted loss per share before extraordinary item	$(.19)	$(.44)	$(.48)	$(.46)
Basic and diluted loss per share related to extraordinary item	$—	$—	$—	$(.10)
Basic and diluted loss per share attributable to common stockholders	$(.19)	$(.44)	$(.48)	$(.56)
Basic and diluted weighted-average shares outstanding	60,272,053	60,186,834	60,259,170	60,185,042

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Six months ended June 30,
	2002	2001
Operating activities:
Net loss	$(18,810)	$(23,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,925	180,342
Equity in losses of investees	—	1,369
Impairment of investments	205	2,069
Gain on cable systems exchange	—	(34,178)
Extraordinary loss from early extinguishment of debt, net of tax	—	6,086
Minority interest	(14,089)	(69,665)
Provision for losses on trade accounts receivable	6,120	5,146
Amortization of note discount	15,256	10,375
Deferred income taxes	—	(11,508)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(4,652)	(6,069)
Launch fund receivable	5,717	7,218
Prepaid expenses and other assets	355	2,236
Accounts payable	(38,468)	(15,671)
Accrued expenses and other liabilities	(918)	11,861

Net cash provided by operating activities	49,440	65,760

Investing activities:
Purchase of fixed assets	(121,619)	(145,806)
Purchase of intangible assets	(1,017)	—
Investments in equity securities	—	(2,625)
Purchase of cable television systems, net of cash acquired	(8,798)	(436,760)

Net cash used in investing activities	(131,434)	(585,191)

Financing activities:
Distributions of preferred interests	(7,000)	(7,000)
Proceeds from borrowings under credit facilities	76,000	1,467,000
Proceeds from issuance of notes	—	220,084
Repayment of credit facilities	(95,000)	(654,900)
Repayment of debt associated with cable system transaction	—	(323,547)
Principal payment on capital leases and other non-current liabilities	(450)	—
Debt issuance costs	(1,888)	(18,310)

Net cash provided by (used in) financing activities	(28,338)	683,327

Net increase (decrease) in cash and cash equivalents	(110,332)	163,896
Cash and cash equivalents, beginning of period	198,548	33,733

Cash and cash equivalents, end of period	$88,216	$197,629

See accompanying notes.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Kentucky, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, Illinois and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of June 30, 2002.

Insight LP is the general partner of Insight Midwest and effectively controls all operating and financial decisions and therefore consolidates Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems and also manage systems owned by an affiliate of AT&T Broadband, LLC, the owner of the remaining 50% interest in Insight Midwest.

Our other wholly owned subsidiary, Insight Interactive LLC (“Insight Interactive”), owns a 100% equity interest in SourceSuite LLC (“SourceSuite”) the results of which have been consolidated as of January 1, 2002 as a result of Insight Interactive’s acquisition of the remaining 50% equity interest from Source Media, Inc. (“Source Media”) in March 2002.

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature, except as described in Note 9. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3.    Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. Accordingly, upon adoption of this pronouncement, we expect to reclassify a loss from early extinguishment of debt of $6.1 million, net of tax, recorded during the three months ended March 31, 2001, to results from continuing operations.

4.    Accounting for Franchise Fees

Under our franchise agreements, we are obligated to pay to local franchising authorities up to 5% of our gross revenue derived from providing cable and other services the majority of which are passed through to customers. We have historically recorded revenue net of franchise fees charged to our customers. Staff announcement D-103, issued by the Financial Accounting Standards Board staff in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This staff announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement. Consequently, we have reclassified the amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis for all periods presented with reimbursements as revenue and payments as expense. The effect on the prior period statement of operations for the three and six months ended June 30, 2001 was to increase both revenue and selling, general and administrative costs by $5.9 million and $11.6 million.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Accounting for Franchise Fees (continued)

In addition, certain other prior period amounts have been reclassified to conform to the current period presentation.

5.    Long-Lived Assets

Fixed assets consisted of:

	June 30, 2002	December 31, 2001
	(in thousands)
Land, buildings and improvements	$37,207	$36,501
Cable system equipment	1,697,183	1,573,733
Furniture, fixtures and office equipment	16,381	16,019

	1,750,771	1,626,253
Less accumulated depreciation and amortization	(569,355)	(474,544)

Total fixed assets, net	$1,181,416	$1,151,709

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us beginning January 1, 2002 and changes the accounting for goodwill and franchise costs from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles as goodwill and franchise costs, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and franchise costs and the testing for impairment of existing goodwill and franchise costs.

SFAS No. 142 requires that goodwill and franchise costs be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. The second step of the impairment test measures the amount of the impairment loss, if any, measured as of the beginning of the year of adoption, and must be completed by the end of our fiscal year. Based on our analysis, there was no impairment of goodwill or franchise costs upon the adoption of SFAS No. 142 on January 1, 2002.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Long-Lived Assets (continued)

Applying the effects of the adoption of SFAS No. 142 to the three and six month period ended June 30, 2001, would have resulted in income (loss) before extraordinary items of $(6.1) million and $13.7 million, net income (loss) of $(6.1) million and $7.6 million, basic and diluted income (loss) per share before extraordinary item of $(.18) and $.07 and basic and diluted income (loss) per share applicable to common stockholders of $(.18) and $(.03). The reconciliation of reported net loss to pro forma net income as adjusted for the effects of SFAS No. 142 for the three and six months ended June 30, 2001 is as follows (in thousands):

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net loss as reported	$(21,874)	$(23,851)
Exclude amortization, net of minority interest and taxes for:
Franchise costs	12,577	25,154
Goodwill	3,172	6,344

Pro forma net income (loss)	$(6,125)	$7,647

We recorded amortization expense of $1.5 million and $3.0 million for the three and six months ended June 30, 2002 and $50.3 million and $100.5 million for the three and six months ended June 30, 2001. We estimate aggregate amortization expense to be approximately $6.0 million for each of the five succeeding fiscal years.

6.    Debt

Debt consisted of:

	June 30, 2002	December 31, 2001
	(in thousands)
Insight Ohio Credit Facility	$25,000	$25,000
Insight Midwest Holdings Credit Facility	1,561,000	1,580,000
Insight Midwest 9¾% Senior Notes	200,000	200,000
Insight Midwest 10½% Senior Notes	500,000	500,000
Insight Inc. 12¼% Senior Discount Notes	400,000	400,000

	2,686,000	2,705,000
Less unamortized discount on notes	(147,268)	(162,524)

Total debt	$2,538,732	$2,542,476

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Debt (continued)

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings, LLC (“Insight Midwest Holdings”), a wholly owned subsidiary of Insight Midwest which owns all of our cable television systems other than those located in Ohio, is party to a $1.75 billion credit facility. On March 25, 2002, we formally requested approval from the lenders of amendments to the leverage ratio covenant to allow Insight Midwest Holdings more flexibility and to increase the aggregate amount that can be distributed to Insight Midwest for the purpose of making investments in Insight Ohio. In addition, on March 28, 2002, we loaned $100.0 million to Insight Midwest to lower our effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Pursuant to the credit facility amendments, Insight Midwest Holdings is permitted to make distributions to Insight Midwest for the purpose of repaying our loan provided that the leverage ratio is less than 4.25 to 1.0 and there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments. On April 18, 2002, the lenders approved these amendments to the credit facility.

On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to Insight Midwest for the purpose of repaying our $100.0 million loan, without regard to the minimum leverage ratio requirement. This amendment will become effective upon the completion of a debt offering by Insight Midwest of at least $175.0 million and the contribution of the proceeds to Insight Midwest Holdings.

Debt Principal Payments

As of June 30, 2002, principal payments required on our debt were as follows (in thousands):

2002	$—
2003	5,000
2004	80,000
2005	81,250
2006	87,750
Thereafter	2,432,000

Total	$2,686,000

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

As of June 30, 2002 and December 31, 2001, we had entered into various interest rate swap and collar agreements included in other liabilities of $17.9 million and $22.8 million, effectively fixing interest rates between 4.7% and 5.9%, plus the applicable margin, on $435.0 million and $500.0 million notional value of debt. The agreements outstanding as of June 30, 2002 expire in July 2003. As of June 30, 2002, we had $2.6 million of accrued interest related to these agreements.

7.    Comprehensive Loss

Comprehensive loss totaled $10.7 million and $21.8 million for the three and six months ended June 30, 2002 and $20.6 million and $36.0 million for the three and six months ended June 30, 2001. Comprehensive loss for the six months ended June 30, 2001 included a $1.1 million transition adjustment loss (net of $776,000 tax benefit) representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 133. We own equity securities that are classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. In addition, we record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

8.    Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a two-year management agreement with InterMedia Partners Southeast (“IPSE”), an affiliate of AT&T Broadband, to provide management services to cable television systems acquired by AT&T Broadband. The management agreement has been extended and expires on August 31, 2002. As of June 30, 2002, these systems served approximately 118,000 customers in the states of Indiana and Kentucky. Through March 31, 2001, we earned a monthly fee of 3% of gross revenues for providing such management services. In September 2001, the management agreement was amended to provide for a monthly fee of 5% of gross revenues retroactive to April 1, 2001. We recognized management fees in connection with this agreement of $711,000 and $1.3 million for the three and six months ended June 30, 2002 and $407,000 and $793,000 for the three and six months ended June 30, 2001.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Related Party Transactions (continued)

Programming

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming, including a 1½% administrative fee, were $33.2 million and $64.2 million for the three and six months ended June 30, 2002 and $28.1 million and $55.1 million for the three and six months ended June 30, 2001. As of June 30, 2002 and December 31, 2001, $10.6 million and $10.3 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

Telephony Agreements

In July 2000, to facilitate delivery of telephone services, we entered into a ten-year agreement with AT&T Broadband that allows Insight Midwest to deliver to our customers local telephone service under the AT&T Digital Phone brand. Under the terms of the agreement, Insight Midwest leases for a fee certain capacity on our network to AT&T Broadband. Insight Midwest provides certain services and support for which it receives additional payments. We began providing telephony services to a limited number of our customers in 2001. Revenue related to telephony services was $339,000 and $581,000 for the three and six months ended June 30, 2002 and $4,000 and $5,000 for the three and six months ended June 30, 2001. The capital required to deploy telephone services over our networks is shared, with AT&T Broadband responsible for switching and transport facilities. AT&T also pays us for installations, marketing and billing support that amounted to $1.6 million and $2.8 million for the three and six months ended June 30, 2002 and $173,000 for the three and six months ended June 30, 2001.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with TCI Media Services LLC (“TCI Media Services”), a subsidiary of AT&T Corp., which provides for TCI Media Services to perform all of our Kentucky advertising sale and related administrative services. We recorded advertising revenues from TCI Media Services derived from our Kentucky Systems of $3.8 million and $7.1 million for the three and six months ended June 30, 2002 and $3.2 million and $5.5 million for the three and six months ended June 30, 2001. As of June 30, 2002 and December 31, 2001, we had $6.4 million and $6.9 million recorded as a receivable due from TCI Media Services included in other current assets. We pay TCI Media Services a fixed and variable fee based on advertising sales cash flow growth for providing this service. As of June 30, 2002 and December 31, 2001, we had $245,000 and $666,000 recorded as payables to TCI Media Services related to such services.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Related Party Transactions (continued)

SourceSuite

On March 14, 2002, Insight Interactive purchased the remaining 50% equity interest in SourceSuite that it did not already own from Source Media by tendering $10.2 million face amount of Source Media’s 12% bonds. The fair market value of such tendered bonds on March 14, 2002 was $205,000. The excess of the fair value of SourceSuite’s acquired assets and liabilities over the purchase price of $205,000, totaling $571,000 of negative goodwill, was allocated as a reduction to long-lived assets based on their respective fair values. The operating results of SourceSuite have been consolidated in the accompanying financial statements effective January 1, 2002. SourceSuite recorded $438,000 and $862,000 of revenue and $252,000 and $860,000 of net loss for the three and six months ended June 30, 2002. During 2001, we accounted for our 50% interest in SourceSuite under the equity method.

9.    At Home Corporation

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered from January 1, 2002 through February 28, 2002.

10.    Commitments and Contingencies

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

Litigation

The prior owners of the Kentucky systems have named Insight Kentucky and certain prior owners of the Kentucky Systems in class actions regarding the pass-through of state and local property tax charges to approximately 320,000 customers. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. We have entered into agreements with the plaintiffs to settle these lawsuits. Such settlement agreements have been preliminarily approved by the courts and are subject to a

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.    Commitments and Contingencies (continued)

determination of fairness and final court approval. The settlements will not have a material effect on our results of operations or cash flows.

We have filed a state court action against the City of Louisville for its grant of a more favorable franchise to Knology, Inc. (“Knology”). Our commencement of this action automatically suspended this franchise pending a court determination. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise from the City, the state court action. In March 2001, the federal court preliminarily set aside the state court suspension of Knology’s franchise. We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend it vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; or

•	state other “forward-looking” information.

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

Under our franchise agreements, we are obligated to pay to local franchising authorities up to 5% of our gross revenue derived from providing cable and other services the majority of which are passed through to our customers. We have historically recorded revenue net of franchise fees charged to our customers. Staff announcement D-103, issued by the Financial Accounting Standards Board staff in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This staff announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement. Consequently, we have reclassified the amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis for all periods presented with reimbursements as revenue and payments as expense. The effect on the prior period statement of operations for the three and six months ended June 30, 2001 was to increase both revenue and selling, general and administrative costs by $5.9 million and $11.6 million.

As a result of its March 14, 2002 purchase of the remaining 50% equity interest in SourceSuite, LLC, Insight Interactive now owns 100% of SourceSuite’s equity interests. As such, the operating results of SourceSuite have been consolidated in the accompanying financial statements effective January 1, 2002. During 2001, we accounted for our 50% interest in SourceSuite under the equity method.

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

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$200,033	$181,247	$392,211	$355,473
Operating costs and expenses:
Programming and other operating costs	69,194	65,554	138,747	128,140
Selling, general and administrative	41,534	38,595	82,414	75,197
Non-recurring high-speed data charges	—	—	4,116	—
Depreciation and amortization	49,481	92,076	97,925	180,342

Total operating costs and expenses	160,209	196,225	323,202	383,679

Operating income (loss)	39,824	(14,976)	69,009	(28,206)
Operating cash flow	89,305	77,100	171,050	152,136
Interest expense	(50,831)	(53,610)	(102,766)	(105,018)
Minority interest	4,163	35,227	14,089	69,665
Net loss	(6,556)	(21,874)	(18,810)	(23,851)
Net cash provided by (used in) operating activities	5,740	(1,110)	49,440	65,760
Net cash used in investing activities	72,248	84,763	131,434	585,191
Net cash provided by (used in) financing activities	5,673	88,000	(28,338)	683,327

Operating Cash Flow (“OCF”) represents earnings before interest, taxes, depreciation and amortization, minority interest, gain on cable system exchanges, impairment write-down of investments, equity in losses of investees, other income and expense, non-recurring high-speed data costs and extraordinary items. We believe that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

The following calculations of OCF (in thousands) are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(6,556)	$(21,874)	$(18,810)	$(23,851)
Adjustments:
Interest expense	50,831	53,610	102,766	105,018
Interest income	(441)	(2,315)	(1,338)	(4,366)
Tax provision (benefit)	125	(12,186)	250	(11,205)
Depreciation and amortization	49,481	92,076	97,925	180,342
Minority interest	(4,163)	(35,227)	(14,089)	(69,665)
Gain on cable system exchange	—	—	—	(34,178)
Impairment write-down of investments	—	2,069	205	2,069
Equity in losses of investees	—	657	—	1,369
Other expense	28	290	25	517
Non-recurring high-speed data costs	—	—	4,116	—
Extraordinary loss from early extinguishment of debt, net of tax	—	—	—	6,086

Operating cash flow	$89,305	$77,100	$171,050	$152,136

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue increased $18.8 million or 10.4% to $200.0 million for the three months ended June 30, 2002 from $181.2 million for the three months ended June 30, 2001. Excluding the increase in revenue derived from SourceSuite, the increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year quarter of 66.2% and 43.2%. In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

Revenue by service offering were as follows for the three months ended June 30 (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue
Basic	$125,034	62.5%	$118,155	65.2%
Digital	16,550	8.3%	11,555	6.4%
High-speed data	14,080	7.0%	8,471	4.7%
Premium	15,215	7.6%	14,401	7.9%
Analog pay-per-view	422	0.2%	1,245	0.7%
Advertising	13,292	6.7%	12,130	6.7%
Franchise fees	6,163	3.1%	5,937	3.3%
Other	9,277	4.6%	9,353	5.1%

Total	$200,033	100.0%	$181,247	100.0%

RGUs (Revenue Generating Units) were approximately 1,707,000 as of June 30, 2002 compared to approximately 1,555,200 as of June 30, 2001 on a same-store basis. This represents an annualized growth rate of 9.8%. RGUs represent the sum of basic, digital, high-speed data, and telephone customers.

Average monthly revenue per basic customer, including management fees from IPSE and revenue from SourceSuite, was $51.42 for the three months ended June 30, 2002 compared to $47.29 for the three months ended June 30, 2001. Average monthly revenue per basic customer, excluding management fees from IPSE and revenue from SourceSuite, was $51.13 for the three months ended June 30, 2002 compared to $47.19 for the three months ended June 30, 2001 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $7.87 for the three months ended June 30, 2002 up from $5.22 for the three months ended June 30, 2001.

Programming and other operating costs increased $3.6 million or 5.6% to $69.2 million for the three months ended June 30, 2002 from $65.6 million for the three months ended June 30, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems. Programming costs increased 11.9% for the three months ended June 30, 2002 from the three months ended June 30, 2001.

Selling, general and administrative expenses increased $2.9 million or 7.6% to $41.5 million for the three months ended June 30, 2002 from $38.6 million for the three months ended June 30, 2001. The increase in selling, general and administrative expense was primarily the result of increased employee compensation and employment levels associated with new services partially offset by a decrease in marketing costs.

Depreciation and amortization expense decreased $42.6 million or 46.3% to $49.5 million for the three months ended June 30, 2002 from $92.1 million for the three months ended June 30, 2001. The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002, partially offset by depreciation of capital expenditures purchased subsequent to June 30, 2001.

OCF increased $12.2 million or 15.8% to $89.3 million for the three months ended June 30, 2002 from $77.1 million for the three months ended June 30, 2001. Excluding OCF derived from SourceSuite, OCF increased $12.4 million or 16.1% to $89.5 million for the three months ended June 30, 2002 from $77.1 million for the three months ended June 30, 2001, primarily due to increased digital and high-speed data revenue partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $2.8 million or 5.2% to $50.8 million for the three months ended June 30, 2002 from $53.6 million for the three months ended June 30, 2001. The decrease is the result of lower average interest rates of 7.9% for the three months ended June 30, 2002 from 9.1% for the three months ended June 30, 2001 partially offset by higher outstanding debt of $2.6 billion during the three months ended June 30, 2002 from $2.4 billion during the three months ended June 30, 2001, resulting from the funding of capital expenditures.

Minority interest decreased $31.1 million or 88.2% to $4.2 million for the three months ended June 30, 2002 from $35.2 million for the three months ended June 30, 2001 as a direct result of the decrease in Insight Midwest’s net loss applicable to common interests due primarily to the adoption of SFAS No. 142 effective January 1, 2002. The non-amortization provisions of SFAS No. 142 resulted in decreased depreciation and amortization expense for the three months ended June 30, 2002.

For the three months ended June 30, 2002, the net loss was $6.6 million.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue increased $36.7 million or 10.3% to $392.2 million for the six months ended June 30, 2002 from $355.5 million for the six months ended June 30, 2001. The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year period of 72.2% and 51.8%. In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

Revenue by service offering were as follows for the six months ended June 30 (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue
Basic	$247,340	63.1%	$234,943	66.1%
Digital	31,982	8.1%	21,074	5.9%
High-speed data	25,732	6.6%	14,947	4.2%
Premium	30,053	7.7%	29,406	8.3%
Analog pay-per-view	961	0.2%	2,532	0.7%
Advertising	24,823	6.3%	21,729	6.1%
Franchise fees	12,551	3.2%	11,626	3.3%
Other	18,769	4.8%	19,216	5.4%

Total	$392,211	100.0%	$355,473	100.0%

Average monthly revenue per basic customer, including management fees from IPSE and revenue from SourceSuite, was $50.52 for the six months ended June 30, 2002 compared to $46.40 for the six months ended June 30, 2001. Average monthly revenue per basic customer, excluding management fees from IPSE and revenue from SourceSuite, was $50.24 for the six months ended June 30, 2002 compared to $46.29 for the six months ended June 30, 2001, primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets. Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $7.43 for the six months ended June 30, 2002 up from $4.70 for the six months ended June 30, 2001.

Programming and other operating costs increased $10.6 million or 8.3% to $138.8 million for the six months ended June 30, 2002 from $128.1 million for the six months ended June 30, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems. Programming costs increased 13.7% for the six months ended June 30, 2002 from the six months ended June 30, 2001.

Selling, general and administrative expenses increased $7.2 million or 9.6% to $82.4 million for the six months ended June 30, 2002 from $75.2 million for the six months ended June 30, 2001. The increase in selling, general and administrative expense was primarily the result of increased employee compensation and employment levels associated with new services partially offset by a decrease in marketing costs.

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered through February 28, 2002.

Depreciation and amortization expense decreased $82.4 million or 45.7% to $97.9 million for the six months ended June 30, 2002 from $180.3 million for the six months ended June 30, 2001. The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002, partially offset by capital expenditures made to rebuild the existing cable equipment.

OCF increased $18.9 million or 12.4% to $171.1 million for the six months ended June 30, 2002 from $152.1 million for the six months ended June 30, 2001. Excluding OCF derived from SourceSuite, OCF increased $19.7 million or 12.9% to $171.8 million for the six months ended June 30, 2002 from $152.1 million for the six months ended June 30, 2001, primarily due to increased digital and high-speed data revenue partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $2.3 million or 2.1% to $102.8 million for the six months ended June 30, 2002 from $105.0 million for the six months ended June 30, 2001. The decrease is the result of lower average interest rates of 8.1% for the six months ended June 30, 2002 from 10.3% for the six months ended June 30, 2001 partially offset by higher outstanding debt of $2.5 billion during the six months ended June 30, 2002 from $2.0 billion during the six months ended June 30, 2001, resulting from the funding of capital expenditures during the six months ended June 30, 2002.

Minority interest decreased $55.6 million or 79.8% to $14.1 million for the six months ended June 30, 2002 from $69.7 million for the six months ended June 30, 2001 as a direct result of the decrease in Insight Midwest’s net loss applicable to common interests due primarily to the adoption of SFAS No. 142 effective January 1, 2002. The non-amortization provisions of SFAS No. 142 resulted in decreased depreciation and amortization expense for the six months ended June 30, 2002.

For the six months ended June 30, 2002, the net loss was $18.8 million.

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

Cash provided by operations for the six months ended June 30, 2002 and 2001 was $49.4 million and $65.8 million. The decrease was primarily attributable to a decrease in depreciation and amortization expense partially offset by a decrease in minority interest.

Cash used in investing activities for the six months ended June 30, 2002 and 2001 was $131.4 million and $585.2 million. The decrease was primarily attributable to no significant acquisitions of cable television systems and reduced capital expenditures in 2002.

Cash provided by (used in) financing activities for the six months ended June 30, 2002 and 2001 was ($28.3) million and $683.3 million. The change was primarily attributable to lower net borrowings from credit facilities and the absence of proceeds raised through the issuance of notes in 2002.

For the six months ended June 30, 2002 and 2001, we spent $121.6 million and $145.8 million in capital expenditures largely to support our plant rebuild in Illinois which is estimated to be substantially completed by year-end, telephone deployment and success-based capital including interactive digital and high-speed data expansion.

On April 18, 2002, we entered into an amendment to the Insight Midwest Holdings credit facility which delayed by six months the scheduled reduction to the leverage ratio covenant to allow Insight Midwest Holdings more financing flexibility, and increased the aggregate amount that can be distributed to Insight Midwest for the purpose of making investments in Insight Ohio. Previously, on March 28, 2002, we loaned $100.0 million to Insight Midwest to lower our effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings on April 18, 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio on March 28, 2002. Pursuant to the credit facility amendments, Insight Midwest Holdings is permitted to make distributions to Insight Midwest for the purpose of repaying our loan provided that the leverage ratio is less than 4.25 to 1.0 and there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to Insight Midwest for the purpose of repaying our $100.0 million loan, without regard to the minimum leverage ratio requirement. This amendment will become effective upon the completion of a debt offering by Insight Midwest of at least $175.0 million and the contribution of the proceeds to Insight Midwest Holdings.

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

We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon the $189.0 million of unused availability under the Midwest Holdings Credit Facility as of June 30, 2002 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of June 30, 2002, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Capital Leases	Total
2002	$—	$—	$2,192	$369	$2,561
2003	5,000	—	3,918	738	9,656
2004	80,000	—	3,468	738	84,206
2005	81,250	—	2,699	738	84,687
2006	87,750	140,000	2,538	838	231,126
Thereafter	2,432,000	55,869	6,844	4,672	2,499,385

Total cash obligations	$2,686,000	$195,869	$21,659	$8,093	$2,911,621

The following tables summarize our capital expenditures for the year ended December 31, 2001 and projected capital expenditures for the year ending December 31, 2002, both including and excluding capitalized labor allocations by category (in thousands):

	2001 Actual	2002 Projected
Success-based (1)	$112,033	$90,596
Upgrades (2)	90,934	78,688
Telephone (3)	60,484	66,922
Line extensions (4)	31,999	37,789
Maintenance (5)	30,131	26,415

Total capital expenditures	$325,581	$300,410

	2001 Actual	2002 Projected
Success-based (1)	$91,990	$69,083
Upgrades (2)	89,314	73,966
Telephone (3)	57,114	59,576
Line extensions (4)	8,891	18,899
Maintenance (5)	30,131	26,415
Capitalized labor and overhead (6)	48,141	52,471

Total capital expenditures	$325,581	$300,410

(1)
Success-based consists primarily of costs for converters, remotes, modems and other high-speed data equipment, in addition to materials and contract labor for new customer connections. Excludes success-based capital expenditures for telephone.

(2)	Upgrades consist primarily of costs to rebuild and/or upgrade distribution systems, head-end towers, antennas and related equipment, in addition to contract labor.

(3)
Telephone consists primarily of costs to construct telephone service infrastructures, as well as costs to upgrade headends with host digital terminals, plant and billing systems to accommodate telephone services and all success-based capital expenditures.

(4)	Line extensions consist primarily of costs associated with entering new service areas including costs of fiber, coaxial cable, amplifiers and electronic equipment.

(5)	Maintenance consists primarily of costs of buildings, building improvements, computer and office equipment, vehicles, tools and other equipment.

(6)
Capitalized labor and overhead consists primarily of internal payroll and overhead costs capitalized based on the percentage of time technical employees work directly on capital projects including construction, rebuilds and new customer connections. The allocation of capitalized labor to the capital expenditure categories in the above table is based on the composite percentage of time incurred on such respective categories.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counter-parties to our swap and collar agreements are major financial institutions. As of June 30, 2002, our interest rate swap and collar agreements expire in July 2003.

The fair market value and carrying value of our 9¾% senior notes, 10½% senior notes and 12¼% senior discount notes was $817.6 million and $952.7 million as of June 30, 2002. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2002, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(17.9) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

As of June 30, 2002, we had entered into interest rate swaps that approximated $435.0 million, or 27.4%, of our borrowings under all of our credit facilities. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $11.5 million.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities

During the three months ended June 30, 2002, we issued 16,343 shares of Class A common stock in connection with our matching contributions to our 401(k) plan and granted stock options to certain of our employees, directors and external consultants to purchase an aggregate of 33,528 shares of Class A common stock. The issuances of common stock and grants of stock options were not registered under the Securities Act of 1933 because such issuances and grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 there under.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 10, 2002, we held our annual meeting of stockholders to (i) elect seven directors to serve for a term of one year and (ii) ratify the selection of our independent auditors for the year ending December 31, 2002.

The following individuals were elected to serve as directors for a term of one year:

	Vote For	Vote Withheld
Sidney R. Knafel	130,922,290	7,240,668
Michael S. Willner	130,895,270	7,267,688
Kim D. Kelly	130,985,387	7,177,571
Thomas L. Kempner	137,680,179	482,779
James S. Marcus	137,744,474	418,484
Prakash A. Melwani	137,745,109	417,849
Daniel S. O’Connell	137,744,809	418,149

These individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.

The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2002. The result of the vote was as follows: 137,158,018 votes were for the selection and 1,002,269 votes were against the selection.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1
Amendment No. 2 to Credit Agreement and Amendment No. 2 to Guarantee Agreement, dated as of June 6, 2002, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as Administrative Agent.

99.1	Certification by Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2002
INSIGHT COMMUNICATIONS COMPANY, INC.

By:	/S/ DINESH C. JAIN
Dinesh C. Jain
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)