Form 10-Q
period 2002-09-30
INSIGHT COMMUNICATIONS CO INC
filed 2002-11-01
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2002
Class A Common Stock, $.01 Par Value	50,596,878
Class B Common Stock, $.01 Par Value	9,717,537

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

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2002	December 31, 2001
Assets	(unaudited )
Cash and cash equivalents	$92,164	$198,548
Investments	8,929	18,080
Trade accounts receivable, net of allowance for doubtful accounts of $1,661 and $2,818 as of September 30, 2002 and December 31, 2001	17,806	22,918
Launch funds receivable	7,173	12,980
Prepaid expenses and other assets	15,453	18,363

Total current assets	141,525	270,889
Fixed assets, net	1,185,916	1,151,709
Goodwill	72,965	72,675
Franchise costs	2,330,427	2,323,846
Deferred financing costs, net of accumulated amortization of $8,146 and $5,259 as of September 30, 2002 and December 31, 2001	31,359	32,294
Other non-current assets	15,213	15,979

Total assets	$3,777,405	$3,867,392

Liabilities and stockholders’ equity
Accounts payable	$22,142	$67,095
Accrued expenses and other liabilities	21,211	23,793
Accrued property taxes	17,901	11,030
Accrued programming costs	25,568	24,287
Deferred revenue	6,713	8,673
Interest payable	39,240	21,940
Debt, current portion	3,750	—
Preferred interest distribution payable	1,750	5,250

Total current liabilities	138,275	162,068
Deferred revenue	7,092	12,262
Debt	2,552,951	2,542,476
Other non-current liabilities	59,731	62,964
Minority interest	230,180	255,879
Preferred interests	190,220	185,713
Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock; $.01 par value:
Class A—300,000,000 shares authorized; 50,596,878 and 50,266,162 shares issued and outstanding as of September 30, 2002 and December 31, 2001	506	502
Class B—100,000,000 shares authorized; 9,717,537 and 9,977,537 shares issued and outstanding as of September 30, 2002 and December 31, 2001	97	100
Additional paid-in-capital	838,397	851,936
Accumulated deficit	(217,787)	(189,964)
Accumulated other comprehensive loss	(22,257)	(16,544)

Total stockholders’ equity	598,956	646,030

Total liabilities and stockholders’ equity	$3,777,405	$3,867,392

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenue	$204,936	$183,466	$597,147	$538,939
Operating costs and expenses:
Programming and other operating costs	69,731	65,927	208,478	194,068
Selling, general and administrative	42,703	37,427	125,117	112,623
Non-recurring high-speed data charges	—	—	4,116	—
Depreciation and amortization	62,450	94,234	160,375	274,576

Total operating costs and expenses	174,884	197,588	498,086	581,267

Operating income (loss)	30,052	(14,122)	99,061	(42,328)
Other income (expense):
Gain on cable systems exchange	—	—	—	34,178
Interest expense	(50,947)	(52,591)	(153,713)	(157,609)
Interest income	422	1,409	1,760	5,775
Other	(25)	(117)	(50)	(634)

Total other expense, net	(50,550)	(51,299)	(152,003)	(118,290)
Loss before minority interest, investment activity, income taxes and extraordinary item	(20,498)	(65,421)	(52,942)	(160,618)
Minority interest	11,610	31,600	25,699	101,265
Equity in losses of investees	—	(455)	—	(1,824)
Impairment write-down of investments	—	—	(205)	(2,069)

Loss before income taxes and extraordinary item	(8,888)	(34,276)	(27,448)	(63,246)
Benefit (provision) for income taxes	(125)	14,126	(375)	25,331

Loss before extraordinary item	(9,013)	(20,150)	(27,823)	(37,915)
Extraordinary loss from early extinguishment of debt, net of tax	—	—	—	(6,086)

Net loss	(9,013)	(20,150)	(27,823)	(44,001)
Accrual of preferred interests	(5,050)	(4,848)	(15,007)	(14,421)

Net loss applicable to common stockholders	$(14,063)	$(24,998)	$(42,830)	$(58,422)

Basic and diluted loss per share before extraordinary item	$(.15)	$(.33)	$(.46)	$(.63)
Basic and diluted loss per share related to extraordinary item	$—	$—	$—	$(.10)
Basic and diluted loss per share attributable to common stockholders	$(.23)	$(.42)	$(.71)	$(.97)
Basic and diluted weighted-average shares outstanding	60,293,832	60,207,656	60,272,946	60,192,627

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2002	2001
Operating activities:
Net loss	$(27,823)	$(44,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	160,375	274,576
Equity in losses of investees	—	1,824
Impairment of investments	205	2,069
Gain on cable systems exchange	—	(34,178)
Extraordinary loss from early extinguishment of debt, net of tax	—	6,086
Minority interest	(25,699)	(101,265)
Provision for losses on trade accounts receivable	10,091	8,827
Contribution of stock to 401(k) Plan	1,243	403
Amortization of note discount	23,225	17,467
Deferred income taxes	—	(25,789)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(4,657)	(14,100)
Launch fund receivable	5,807	8,581
Prepaid expenses and other assets	3,878	175
Accounts payable	(45,081)	2,887
Accrued expenses and other liabilities	16,000	16,054

Net cash provided by operating activities	117,564	119,616

Investing activities:
Purchase of fixed assets	(188,104)	(230,211)
Purchase of intangible assets	(1,411)	—
Investments in equity securities	—	(2,825)
Purchase of cable television systems, net of cash acquired	(8,798)	(436,760)

Net cash used in investing activities	(198,313)	(669,796)

Financing activities:
Distributions of preferred interests	(14,000)	(14,000)
Proceeds from borrowings under credit facilities	86,000	1,527,000
Proceeds from issuance of notes	—	220,084
Exercise of stock options	—	223
Repayment of credit facilities	(95,000)	(654,900)
Repayment of debt associated with cable system transaction	—	(323,547)
Principal payment on capital lease and other non-current liabilities	(683)	(46)
Debt issuance costs	(1,952)	(18,310)

Net cash provided by (used in) financing activities	(25,635)	736,504

Net increase (decrease) in cash and cash equivalents	(106,384)	186,324
Cash and cash equivalents, beginning of period	198,548	33,733

Cash and cash equivalents, end of period	$92,164	$220,057

See accompanying notes.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Kentucky, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, Illinois and Georgia which passed approximately 2.2 million homes and served approximately 1.3 million customers as of September 30, 2002.

Insight LP is the general partner of Insight Midwest and effectively controls all operating and financial decisions and therefore consolidates Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems and also manage certain systems owned by an affiliate of AT&T Broadband, LLC (“AT&T Broadband”), the owner of the remaining 50% interest in Insight Midwest.

AT&T Broadband has agreed with Comcast Corporation to merge their respective cable systems and certain other assets into a new combined company to be known as AT&T Comcast Corporation. The transaction will not result in any direct change in Insight Midwest’s ownership structure, and upon its completion we will continue to serve as the general partner of Insight Midwest and as the manager of all of Insight Midwest’s systems. Additionally, we will continue to manage the systems owned by the affiliate of AT&T Broadband.

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.    Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other interim period.

3.    Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements  No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform with the provisions of SFAS No. 145. Accordingly, upon adoption of this pronouncement on January 1, 2003, we expect to reclassify a loss from early extinguishment of debt of $6.1 million, net of tax, recorded during the three months ended March 31, 2001, to results from continuing operations.

4.    Accounting for Franchise Fees

Under our franchise agreements, we are obligated to pay to local franchising authorities up to 5% of our gross revenue derived from providing cable and other services the majority of which are passed through to customers. We have historically recorded revenue net of franchise fees charged to our customers. Staff announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This staff announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement. Consequently, we have reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense. The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $6.1 million for the three months ended September 30, 2001 and $17.7 million for the nine months ended September 30, 2001.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.    Accounting for Franchise Fees (continued)

In addition, certain other prior period amounts have been reclassified to conform to the current period presentation.

5.    Long-Lived Assets

Fixed assets consisted of:

	September 30, 2002	December 31, 2001
	(in thousands)
Land, buildings and improvements	$37,434	$36,501
Cable system equipment	1,763,134	1,573,733
Furniture, fixtures and office equipment	16,688	16,019

	1,817,256	1,626,253
Less accumulated depreciation and amortization	(631,340)	(474,544)

Total fixed assets, net	$1,185,916	$1,151,709

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for us beginning January 1, 2002 and changed the accounting for goodwill and franchise costs from an amortization method to an impairment only approach. In addition, the standard includes provisions, upon adoption, for the reclassification of certain existing recognized intangibles to goodwill and franchise costs, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and franchise costs and the testing for impairment of existing goodwill and franchise costs.

SFAS No. 142 requires that goodwill and franchise costs be tested annually for impairment using a two-step process. The first step is to identify a potential impairment that, in transition, was performed as of January 1, 2002. The second step of the transitional impairment test measures the amount of the impairment loss, if any, and must be completed by December 31, 2002. Based on our analysis, there was no impairment of goodwill or franchise costs upon the adoption of SFAS No. 142 on January 1, 2002. We will be performing this two-step annual impairment test on October 1 of each succeeding year beginning with October 1, 2002.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.    Long-Lived Assets (continued)

Applying the effects of the adoption of SFAS No. 142 to the three and nine month periods ended September 30, 2001, would have resulted in income (loss) before extraordinary items of $(4.4) million and $9.3 million, net income (loss) of $(4.4) million and $3.2 million, basic and diluted loss per share before extraordinary item of $(.15) and $(.08) and basic and diluted loss per share applicable to common stockholders of $(.15) and $(.19). The reconciliation of reported net loss to pro forma net income as adjusted for the effects of SFAS No. 142 for the three and nine months ended September 30, 2001 is as follows (in thousands):

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net loss as reported	$(20,150)	$(44,001)
Exclude amortization, net of minority interest and taxes for:
Franchise costs	12,577	37,731
Goodwill	3,172	9,516

Pro forma net income (loss)	$(4,401)	$3,246

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for us beginning January 1, 2002. SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

We recorded amortization expense of $436,000 and $3.4 million for the three and nine months ended September 30, 2002 and $50.1 million and $150.6 million for the three and nine months ended September 30, 2001. We estimate aggregate amortization expense to be approximately $4.0 million for each of the five succeeding fiscal years.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Debt

Debt consisted of:

	September 30, 2002	December 31, 2001
	(in thousands)
Insight Ohio Credit Facility	$25,000	$25,000
Insight Midwest Holdings Credit Facility	1,571,000	1,580,000
Insight Midwest 9¾% Senior Notes	200,000	200,000
Insight Midwest 10½% Senior Notes	500,000	500,000
Insight Inc. 12¼% Senior Discount Notes	400,000	400,000

	2,696,000	2,705,000
Less unamortized discount on notes	(139,299)	(162,524)

Total debt	$2,556,701	$2,542,476

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings, LLC (“Insight Midwest Holdings”), a wholly owned subsidiary of Insight Midwest, which owns all of our cable television systems other than those located in Ohio, is party to a $1.75 billion credit facility. On March 25, 2002, we formally requested approval from the lenders of amendments to the leverage ratio covenant to allow Insight Midwest Holdings more flexibility and to increase the aggregate amount that can be distributed to Insight Midwest for the purpose of making investments in Insight Ohio. In addition, on March 28, 2002, we loaned $100.0 million to Insight Midwest to lower our effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Pursuant to the credit facility amendments, Insight Midwest Holdings is permitted to make distributions to Insight Midwest for the purpose of repaying our loan provided that the leverage ratio is less than 4.25 and there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments. On April 18, 2002, the lenders approved these amendments to the credit facility.

On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to Insight Midwest for the purpose of repaying our $100.0 million loan, without regard to the minimum leverage ratio requirement. This amendment will become effective if, by no later than December 31, 2002, Insight Midwest completes a debt offering of at least $175.0 million and contributes the proceeds to Insight Midwest Holdings.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.    Debt (continued)

Debt Principal Payments

As of September 30, 2002, principal payments required on our debt were as follows (in thousands):

2002	$—
2003	5,000
2004	80,000
2005	81,250
2006	97,750
Thereafter	2,432,000

Total	$2,696,000

Interest Rate Swap and Collar Agreements

We enter into interest-rate swap and collar agreements to modify the interest characteristics of our outstanding debt from a floating rate to a fixed rate basis. These agreements involve the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets.

As of September 30, 2002 and December 31, 2001, we had entered into various interest rate swap and collar agreements with a fair value of $19.7 million and $22.8 million, included in other liabilities, effectively fixing interest rates between 4.7% and 5.9%, plus the applicable margin, on $435.0 million and $500.0 million notional value of debt. Of the agreements outstanding as of September 30, 2002, $285.0 million expire in July 2003 and $150.0 million expire in August 2004. As of September 30, 2002, we had $2.5 million of accrued interest related to these agreements.

7.    Comprehensive Loss

Comprehensive loss totaled $11.8 million and $33.5 million for the three and nine months ended September 30, 2002 and $27.0 million and $63.0 million for the three and nine months ended September 30, 2001. Comprehensive loss for the nine months ended September 30, 2001 included a $1.1 million transition adjustment loss (net of $776,000 tax benefit) representing the cumulative effect of adopting SFAS No. 133. We own equity securities that are classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. In addition, we record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a two-year management agreement with InterMedia Partners Southeast (“IPSE”), an affiliate of AT&T Broadband, to provide management services to cable television systems acquired by AT&T Broadband (the “Managed Systems”). The management agreement has been extended and expires on June 30, 2003. As of September 30, 2002, these systems served approximately 115,600 customers in the states of Indiana and Kentucky. Through March 31, 2001, we earned a monthly fee of 3% of gross revenues for providing such management services. In September 2001, the management agreement was amended to provide for a monthly fee of 5% of gross revenues retroactive to April 1, 2001. We recognized management fees in connection with this agreement of $718,000 and $2.1 million for the three and nine months ended September 30, 2002 and $599,000 and $1.4 million for the three and nine months ended September 30, 2001.

On September 30, 2002, Insight Communications Midwest signed an agreement with IPSE to exchange its Griffin, Georgia cable television systems, including approximately 13,000 customers, plus $25.0 million for the Managed Systems located in New Albany, Indiana and Shelbyville, Kentucky, together including approximately 23,000 customers. Additionally, pursuant to the agreement, Insight Communications Midwest will receive a closing credit equal to the amount by which its out-of-pocket costs for the rebuild and upgrade of the Griffin, Georgia system exceeds $7.1 million or, alternatively, IPSE will receive a credit for the amount by which such costs are less than $7.1 million.

This system exchange, which is tentatively scheduled to close in the first quarter of 2003 or earlier subject to regulatory approval, will be accounted for as a sale of Insight Communications Midwest’s Griffin, Georgia systems and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems. In connection with this system exchange, Insight Communications Midwest will record a gain or loss equal to the difference between the fair value and carrying value of the Griffin, Georgia systems on the closing date. The purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems will be allocated to such cable television systems’ assets acquired in relation to their fair values with any excess being allocated to franchise costs.

Programming

We purchase substantially all of our pay television and other programming from affiliates of AT&T Broadband. Charges for such programming, including a 1½% administrative fee, were $33.1 million and $97.3 million for the three and nine months ended September 30, 2002 and $26.5 million and $81.6 million for the three and nine months ended September 30, 2001. As of September 30, 2002 and December 31, 2001, $11.1 million and $10.3 million of accrued programming costs were due to affiliates of AT&T Broadband. We believe that the programming rates charged by the affiliates of AT&T Broadband are lower than those available from independent parties.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Related Party Transactions (continued)

Telephony Agreements

In July 2000, to facilitate delivery of telephone services, we entered into a ten-year agreement with AT&T Broadband that allows Insight Midwest to deliver to our customers local telephone service under the AT&T Digital Phone brand. Under the terms of the agreement, Insight Midwest leases for a fee certain capacity on our network to AT&T Broadband. Insight Midwest provides certain services and support for which it receives additional payments. We began providing telephony services to a limited number of our customers in 2001. Revenue related to telephony services was $624,000 and $1.2 million for the three and nine months ended September 30, 2002 and $53,000 and $58,000 for the three and nine months ended September 30, 2001. The capital required to deploy telephone services over our networks is shared, with AT&T Broadband responsible for switching and transport facilities. AT&T also pays us for installations, marketing and billing support that amounted to $2.0 million and $4.8 million for the three and nine months ended September 30, 2002 and $458,000 and $631,000 for the three and nine months ended September 30, 2001.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with TCI Media Services LLC (“TCI Media Services”), a subsidiary of AT&T Corp., which provides for TCI Media Services to perform all of our Kentucky advertising sale and related administrative services. We recorded advertising revenues from TCI Media Services derived from our Kentucky Systems of $3.7 million and $10.8 million for the three and nine months ended September 30, 2002 and $3.3 million and $8.8 million for the three and nine months ended September 30, 2001. As of September 30, 2002 and December 31, 2001, we had $6.5 million and $6.9 million recorded as a receivable due from TCI Media Services included in other current assets. We pay TCI Media Services a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of September 30, 2002 and December 31, 2001, we had $291,000 and $666,000 recorded as payables to TCI Media Services related to such services.

SourceSuite

On March 14, 2002, Insight Interactive purchased the remaining 50% equity interest in SourceSuite that it did not already own from Source Media by tendering $10.2 million face amount of Source Media’s 12% bonds. The fair market value of such tendered bonds on March 14, 2002 was $205,000. The excess of the fair value of SourceSuite’s acquired assets and liabilities over the purchase price of $205,000, totaling $571,000 of negative goodwill, was allocated as a reduction to long-lived assets based on their respective fair values. The operating results of SourceSuite have been consolidated in the accompanying financial statements effective January 1, 2002. SourceSuite recorded $451,000 and $1.3 million of revenue and $193,000 and $1.1 million of net loss for the three and nine months ended September 30, 2002. During 2001, we accounted for our 50% interest in SourceSuite under the equity method.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.    Related Party Transactions (continued)

Employee Loans

In October 1999 and April 2000, we made loans to certain of our employees that were used to satisfy their individual income tax withholding obligations resulting from their receipt of shares in connection with our IPO. The aggregate principal amount of these loans is approximately $14.0 million and is included in other non-current assets. Through April 1, 2001, the notes charged interest at a rate of 6% per annum. Subsequent to April 1, 2001, the rate of interest was adjusted to 5% per annum. The notes mature on October 1, 2004, or 180 days following termination of employment. The notes provide, at our election, for forgiveness of accrued interest and for gross-up payments related to the employees’ income tax liabilities arising from such forgiveness, provided the employee is then employed by us in good standing.

Pursuant to approval of our Board of Directors on July 31, 2002 all accrued interest on the notes from October 1, 2001 through September 30, 2002 was forgiven. Additionally, we made gross-up payments with respect to the income taxes related to such interest forgiveness on behalf of the affected employees. Forgiven interest from October 1, 2001 through September 30, 2002 amounted to $705,000, and gross-up payments with respect to the employees’ income tax liabilities resulting from such forgiven interest amounted to $732,000, which amount has been ratably accrued into our statement of operations as compensation expense over the twelve months ended September 30, 2002.

9.    At Home Corporation

Non-recurring high-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered from January 1, 2002 through February 28, 2002 which are presented as non-recurring high-speed data charges on our statement of operations.

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

Contingent Purchase Obligation

In August 2000, in connection with the purchase of the remaining 25% non-voting common equity interest in Insight Ohio, we entered into an agreement with the principals of Coaxial Communications of Central Ohio, Inc. and certain of its affiliates (the “Coaxial Entities”) which may require us to purchase their interests in the Coaxial Entities if at any time the $140.0 million Senior Notes or $55.9 million Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008. The purchase price would be equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of our common stock we issued to Coaxial in August 2000 in connection with our acquisition of the 25% non-voting common equity interest. The fair value of such contingent consideration was determined to be $7.1 million and was recorded as franchise costs in our financial statements in August 2000.

As of September 30, 2002, the difference between $32.6 million and the market value of such 800,000 shares of our common stock was $25.2 million.

Litigation

Insight Kentucky and certain prior owners of the Kentucky Systems have been named in class actions regarding the pass-through of state and local property tax charges to approximately 320,000 customers by the prior owners of the Kentucky Systems. The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes. We have entered into agreements with the plaintiffs to settle these lawsuits. Such settlement agreements have been preliminarily approved by the courts and are subject to a determination of fairness and final court approval. The settlements will not have a material effect on our results of operations or cash flows.

Additionally, we have filed a state court action against the City of Louisville for its grant of a more favorable franchise to Knology, Inc. (“Knology”). Our commencement of this action automatically suspended this franchise pending a court determination. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise from the City, the state court action. In March 2001, the federal court preliminarily set aside the state court suspension of Knology’s franchise. We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend it vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2001, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, changes in laws and regulations, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

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

Under our franchise agreements, we are obligated to pay to local franchising authorities up to 5% of our gross revenue derived from providing cable and other services the majority of which are passed through to customers. We have historically recorded revenue net of franchise fees charged to our customers. Staff announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses. This staff announcement applies to financial reporting periods beginning after December 15, 2001. Upon application of this staff announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this staff announcement. Consequently, we have reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense. The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $6.1 million for the three months ended September 30, 2001 and $17.7 million for the nine months ended September 30, 2001.

As a result of its March 14, 2002 purchase of the remaining 50% equity interest in SourceSuite, LLC, Insight Interactive now owns 100% of SourceSuite’s equity interests. As such, the operating results of SourceSuite have been consolidated in the accompanying financial statements effective January 1, 2002. During 2001, we accounted for our 50% interest in SourceSuite under the equity method.

Some of the principal reasons for our net losses through December 31, 2001 include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue	$204,936	$183,466	$597,147	$538,939
Operating costs and expenses:
Programming and other operating costs	69,731	65,927	208,478	194,068
Selling, general and administrative	42,703	37,427	125,117	112,623
Non-recurring high-speed data charges	—	—	4,116	—
Depreciation and amortization	62,450	94,234	160,375	274,576

Total operating costs and expenses	174,884	197,588	498,086	581,267

Operating income (loss)	30,052	(14,122)	99,061	(42,328)
Operating cash flow	92,502	80,112	263,552	232,248
Interest expense	(50,947)	(52,591)	(153,713)	(157,609)
Minority interest	11,610	31,600	25,699	101,265
Net loss	(9,013)	(20,150)	(27,823)	(44,001)
Net cash provided by operating activities	68,124	53,856	117,564	119,616
Net cash used in investing activities	66,879	84,605	198,313	669,796
Net cash provided by (used in) financing activities	2,703	53,177	(25,635)	736,504

Operating Cash Flow (“OCF”) represents earnings before interest, taxes, depreciation and amortization, minority interest, gain on cable system exchanges, impairment write-down of investments, equity in losses of investees, other income and expense, non-recurring high-speed data costs and extraordinary items. We believe that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in theUnited States. Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

The following calculations of OCF (in thousands) are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(9,013)	$(20,150)	$(27,823)	$(44,001)
Adjustments:
Interest expense	50,947	52,591	153,713	157,609
Interest income	(422)	(1,409)	(1,760)	(5,775)
Tax provision (benefit)	125	(14,126)	375	(25,331)
Depreciation and amortization	62,450	94,234	160,375	274,576
Minority interest	(11,610)	(31,600)	(25,699)	(101,265)
Gain on cable system exchange	—	—	—	(34,178)
Impairment write-down of investments	—	—	205	2,069
Equity in losses of investees	—	455	—	1,824
Other expense	25	117	50	634
Non-recurring high-speed data costs	—	—	4,116	—
Extraordinary loss from early extinguishment of debt, net of tax	—	—	—	6,086

Operating cash flow	$92,502	$80,112	$263,552	$232,248

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue increased $21.5 million or 11.7% to $204.9 million for the three months ended September 30, 2002, from $183.5 million for the three months ended September 30, 2001. Excluding the increase in revenue derived from SourceSuite of $451,000, the increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year’s quarter of 57.0% and 36.2%. In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

Revenue by service offering were as follows for the three months ended September 30 (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue
Basic	$128,777	62.8%	$119,346	65.1%
Digital	16,466	8.0%	12,085	6.6%
High-speed data	15,488	7.6%	9,863	5.3%
Premium	14,335	7.0%	14,173	7.7%
Analog pay-per-view	256	0.1%	873	0.5%
Advertising	13,007	6.4%	11,742	6.4%
Franchise fees	6,550	3.2%	6,073	3.3%
Other	10,057	4.9%	9,311	5.1%

Total	$204,936	100.0%	$183,466	100.0%

RGUs (Revenue Generating Units) were approximately 1,753,600 as of September 30, 2002 compared to approximately 1,602,300 as of September 30, 2001 on a same-store basis. This represents an annualized growth rate of 9.4%. RGUs represent the sum of basic, digital, high-speed data, and telephone customers.

Average monthly revenue per basic customer, including management fee revenue and SourceSuite revenue, was $52.95 for the three months ended September 30, 2002, compared to $48.05 for the three months ended September 30, 2001. Average monthly revenue per basic customer, excluding management fee revenue and SourceSuite revenues, was $52.65 for the three months ended September 30, 2002, compared to $47.89 for the three months ended September 30, 2001 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed data and digital service increased to $8.25 for the three months ended September 30, 2002, up from $5.75 for the three months ended September 30, 2001.

Programming and other operating costs increased $3.8 million or 5.8% to $69.7 million for the three months ended September 30, 2002, from $65.9 million for the three months ended September 30, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems. Programming costs increased 10.5% for the three months ended September 30, 2002 from the three months ended September 30, 2001.

Selling, general and administrative expenses increased $5.3 million or 14.1% to $42.7 million for the three months ended September 30, 2002, from $37.4 million for the three months ended September 30, 2001. The increase in selling, general and administrative expenses was primarily the result of increased customer service and insurance partially offset by a decrease in marketing costs.

Depreciation and amortization expense decreased $31.8 million or 33.7% to $62.5 million for the three months ended September 30, 2002, from $94.2 million for the three months ended September 30, 2001. The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No.

142, effective January 1, 2002. This was partially offset by an approximate $9.0 million write-down of the carrying value of current video-on-demand equipment, which is being replaced on or about December 31, 2002 in connection with our transition to a new video-on-demand service provider.

OCF increased $12.4 million or 15.5% to $92.5 million for the three months ended September 30, 2002, from $80.1 million for the three months ended September 30, 2001. Excluding OCF derived from SourceSuite, OCF increased $12.5 million or 15.7% to $92.6 million for the three months ended September 30, 2002, from the three months ended September 30, 2001, primarily due to increased digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $1.6 million or 3.1% to $50.9 million for the three months ended September 30, 2002, from $52.6 million for the three months ended September 30, 2001. The decrease is the result of lower interest rates, which averaged 8.0% for the three months ended September 30, 2002, versus 8.6% for the three months ended September 30, 2001. Partially offsetting this decrease was higher outstanding debt, which averaged $2.6 billion for the three months ended September 30, 2002, versus $2.4 billion for the three months ended September 30, 2001.

Minority interest decreased $20.0 million or 63.3% to $11.6 million for the three months ended September 30, 2002 from $31.6 million for the three months ended September 30, 2001 as a direct result of the decrease in Insight Midwest’s net loss applicable to common interests, due primarily to the adoption of SFAS No. 142 effective January 1, 2002. The non-amortization provisions of SFAS No. 142 resulted in decreased depreciation and amortization expense for the three months ended September 30, 2002.

For the three months ended September 30, 2002, the net loss was $9.0 million.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue increased $58.2 million or 10.8% to $597.1 million for the nine months ended September 30, 2002, from $538.9 million for the nine months ended September 30, 2001. Excluding the increase in revenue derived from SourceSuite of $1.3 million, the increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year’s period of 66.1% and 46.1%. In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

Revenue by service offering were as follows for the nine months ended September 30 (in thousands):

	2002 Revenue by Service Offering	% of Total Revenue	2001 Revenue by Service Offering	% of Total Revenue
Basic	$376,116	63.0%	$354,289	65.7%
Digital	48,447	8.1%	33,160	6.2%
High-speed data	41,220	6.9%	24,810	4.6%
Premium	44,388	7.4%	43,579	8.1%
Analog pay-per-view	1,217	0.2%	3,405	0.6%
Advertising	37,831	6.4%	33,471	6.2%
Franchise fees	19,102	3.2%	17,698	3.3%
Other	28,826	4.8%	28,527	5.3%

Total	$597,147	100.0%	$538,939	100.0%

Average monthly revenue per basic customer, including management fee revenue and SourceSuite revenue, was $51.33 for the nine months ended September 30, 2002, compared to $46.91 for the nine months ended September 30, 2001. Average monthly revenue per basic customer, excluding management fee revenue and SourceSuite revenue, was $51.04 for the nine months ended September 30, 2002, compared to $46.79 for the nine months ended September 30, 2001, primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed data and digital service increased to $7.70 for the nine months ended September 30, 2002, up from $5.05 for the nine months ended September 30, 2001.

Programming and other operating costs increased $14.4 million or 7.4% to $208.5 million for the nine months ended September 30, 2002, from $194.1 million for the nine months ended September 30, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems. Programming costs increased 11.5% for the nine months ended September 30, 2002 from the nine months ended September 30, 2001.

Selling, general and administrative expenses increased $12.5 million or 11.1% to $125.1 million for the nine months ended September 30, 2002, from $112.6 million for the nine months ended September 30, 2001. The increase in selling, general and administrative expenses was primarily the result of increased customer service and insurance partially offset by a decrease in marketing costs.

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

Depreciation and amortization expense decreased $114.2 million or 41.6% to $160.4 million for the nine months ended September 30, 2002, from $274.6 million for the nine months ended September 30, 2001. The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002. This was partially offset by an approximate $9.0 million write-down of the carrying value of current video-on-demand equipment, which is being replaced on or about December 31, 2002 in connection with our transition to a new video-on-demand service provider.

OCF increased $31.3 million or 13.5% to $263.6 million for the nine months ended September 30, 2002, from $232.3 million for the nine months ended September 30, 2001. Excluding OCF derived from SourceSuite, OCF increased $32.2 million or 13.9% to $264.5 million for the nine months ended September 30, 2002, from the nine months ended September 30, 2001, primarily due to increased digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $3.9 million or 2.5% to $153.7 million for the nine months ended September 30, 2002, from $157.6 million for the nine months ended September 30, 2001. The decrease is the result of lower interest rates, which averaged 8.0% for the nine months ended September 30, 2002, versus 9.8% for the nine months ended September 30, 2001. Partially offsetting this decrease was higher outstanding debt, which averaged $2.5 billion for the nine months ended September 30, 2002, from $2.1 billion for the nine months ended September 30, 2001.

Minority interest decreased $75.6 million or 74.6% to $25.7 million for the nine months ended September 30, 2002, from $101.3 million for the nine months ended September 30, 2001 as a direct result of the decrease in Insight Midwest’s net loss applicable to common interests, due primarily to the adoption of SFAS No. 142 effective January 1, 2002. The non-amortization provisions of SFAS No. 142 resulted in decreased depreciation and amortization expense for the nine months ended September 30, 2002.

For the nine months ended September 30, 2002, the net loss was $27.8 million.

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

Cash provided by operations for the nine months ended September 30, 2002 and 2001 was $117.6 million and $119.6 million.

Cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $198.3 million and $669.8 million. The decrease was primarily attributable to no significant acquisitions of cable television systems and reduced capital expenditures in 2002.

Cash provided by (used in) financing activities for the nine months ended September 30, 2002 and 2001 was ($25.6) million and $736.5 million. The change was primarily attributable to lower net borrowings from credit facilities and the absence of proceeds raised through the issuance of notes in 2002.

For the nine months ended September 30, 2002 and 2001, we spent $188.1 million and $230.2 million in capital expenditures largely to support our plant rebuild in Illinois which is estimated to be substantially completed by year-end, telephone deployment and success-based capital including interactive digital and high-speed data expansion.

On April 18, 2002, we entered into an amendment to the Insight Midwest Holdings credit facility which delayed by six months the scheduled reduction to the leverage ratio covenant to allow Insight Midwest Holdings more financing flexibility, and increased the aggregate amount that can be distributed to Insight Midwest for the purpose of making investments in Insight Ohio. Previously, on March 28, 2002, we loaned $100.0 million to Insight Midwest to lower our effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings on April 18, 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio on March 28, 2002. Pursuant to the credit facility amendments, Insight Midwest Holdings is permitted to make distributions to Insight Midwest for the purpose of repaying our loan provided that the leverage ratio is less than 4.25 and there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to Insight Midwest for the purpose of repaying our $100.0 million loan, without regard to the minimum leverage ratio requirement. This amendment will become effective if, by no later than December 31, 2002, Insight Midwest completes a debt offering of at least $175.0 million and contributes the proceeds to Insight Midwest Holdings.

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

We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon the $179.0 million of unused availability under the Midwest Holdings Credit Facility as of September 30, 2002 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of September 30, 2002, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total
2002	$—	$—	$1,132	$1,132
2003	5,000	—	3,996	8,996
2004	80,000	—	3,357	83,357
2005	81,250	—	2,710	83,960
2006	97,750	140,000	2,402	240,152
Thereafter	2,432,000	55,869	6,202	2,494,071

Total cash obligations	$2,696,000	$195,869	$19,799	$2,911,668

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counter-parties to our swap and collar agreements are major financial institutions. As of September 30, 2002, $285.0 million of our interest rate swap and collar agreements expire in July 2003 and $150.0 million expire in August 2004.

The fair market value and carrying value of our 9¾% senior notes, 10½% senior notes and 12¼% senior discount notes was $759.0 million and $960.7 million as of September 30, 2002. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2002, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(19.7) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

As of September 30, 2002, we had entered into interest rate swaps that approximated $435.0 million, or 27.3%, of our borrowings under all of our credit facilities. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $11.6 million.

Item 4.    Controls and Procedures

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 2.    Changes in Securities

During the three months ended September 30, 2002, we issued 37,872 shares of Class A common stock in connection with our matching contributions to our 401(k) plan and granted stock options to certain of our employees, directors and external consultants to purchase an aggregate of 815,500 shares of Class A common stock. The issuances of common stock and grants of stock options were not registered under the Securities Act of 1933 because such issuances and grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

10.1	Asset Exchange Agreement, dated September 30, 2002, between InterMedia Partners Southeast and Insight Communications Midwest, LLC

10.2	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002

(b)  Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Insight Communications Company, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2002	INSIGHT COMMUNICATIONS COMPANY, INC.

/S/ DINESH C. JAIN
Dinesh C. Jain Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Michael S. Willner, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of the Registrant;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4)
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MICHAEL S. WILLNER
Michael S. Willner Vice Chairman and Chief Executive Officer November 1, 2002

I, Dinesh C. Jain, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of the Registrant;

2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4)
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ DINESH C. JAIN
Dinesh C. Jain Senior Vice President and Chief Financial Officer November 1, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael S. Willner, hereby certify that the quarterly report on Form 10-Q of the Registrant for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/S/ MICHAEL S. WILLNER
Michael S. Willner Vice Chairman and Chief Executive Officer November 1, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of the Registrant for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/S/ DINESH C. JAIN
Dinesh C. Jain Senior Vice President and Chief Financial Officer November 1, 2002