Form 10-K
period 2002-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2003-03-14
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 0-26677

Insight Communications Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4053502
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Seventh Avenue New York, New York 10019
(Address of principal executive offices)

Registrant’s telephone number, including area code: (917) 286-2300

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒	No ☐

          The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2002 was approximately $526.7 million.

          The number of shares of the registrant’s common stock outstanding as of February 28, 2003: 50,704,390 shares of Class A Common Stock and 9,354,468 shares of Class B Common Stock.

Documents Incorporated by Reference:

          Portions of the registrant’s proxy statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

ii

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

iii

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

General

          We are the ninth largest cable television system operator in the United States based on customers served.  We currently serve approximately 1.4 million customers, all of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. In addition to its geographic concentration, our communications network is tightly-grouped, or “clustered,” with approximately 95% of our customers served from fourteen headends after giving effect to the remaining network upgrades of our Illinois systems expected to be substantially completed by mid-2003.  As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. A headend processes signals received for distribution to customers over our network.  Clustering enables us to efficiently deploy a bundled suite of entertainment, information and communications services. This combination of geographic concentration and clustering has enabled us to offer, under the Insight Digital brand, a complete bundle of interactive digital video, high-speed data access and telephone services. We are a public company and our Class A common stock is listed on The Nasdaq National Market under the symbol “ICCI.” Our experienced senior management team and members of their families own, in the aggregate, over 15% of our common stock.

          Insight Midwest, L.P. is a partnership owned 50% by us and 50% by an indirect subsidiary of Comcast Cable Holdings, LLC (formerly known as AT&T Broadband, LLC), which is a subsidiary of Comcast Corporation.  Insight Midwest owns systems serving approximately 1.3 million of our customers. On November 18, 2002, Comcast Corporation acquired the broadband business of AT&T Corp., and presently is the largest cable television system operator in the United States.  The transaction did not result in any direct change in Insight Midwest’s ownership structure, and we continue to serve as the general partner of Insight Midwest and as the manager of all of Insight Midwest’s systems, and the Comcast Cable subsidiary serves as Insight Midwest’s limited partner.  Our 50% interest in Insight Midwest constitutes substantially all of our operating assets.  We also manage additional systems in Indiana and Kentucky owned by an affiliate of Comcast Cable, which served approximately 114,600 customers as of December 31, 2002, for which we receive a management fee equal to 5% of the gross revenues of those systems.

          As a result of our upgrade efforts, as of December  31, 2002 , we estimate that 92% of our customers  were passed by our upgraded network, which enables delivery of an advanced suite of entertainment, information and communications services.

          We are the largest operator of cable television systems in the State of Indiana. As of December 31, 2002, the Indiana systems passed approximately 569,200 homes and served approximately 326,000 customers. The Indiana systems are located primarily in the university cities of Bloomington, Evansville and Lafayette and demographically desirable areas of suburban Indianapolis. Approximately 95%of the Indiana systems’ customers are served by three headends.

          We are also the largest operator of cable television systems in the State of Kentucky. As of December 31, 2002, the Kentucky systems passed approximately 783,100 homes and served approximately 449,100 customers.  Our Kentucky systems are located in four of the five largest cities in the state: Louisville, Lexington, Covington and Bowling Green.  Approximately 99% of Insight Kentucky’s customers are served by four headends.

          As of December 31, 2002, the systems we manage for an affiliate of Comcast Cable passed approximately 197,600 homes and served approximately 114,600 customers.  These managed systems are located adjacent to our existing Indiana and Kentucky systems, and are operated by the employees of our existing systems.  On February 28, 2003, we exchanged with an affiliate of Comcast Cable the system we owned in Griffin, Georgia serving approximately 11,800 customers, plus $25 million, for certain of these managed systems serving approximately 23,400 customers which are presently tied into our Louisville system.  The management arrangement for the remaining managed systems expires on June 30, 2003.

          We are the second largest operator of cable television systems in the State of Illinois.  As of December 31, 2002, our Illinois systems passed approximately 687,800 homes and served approximately 413,700 customers.  The Illinois systems are located primarily in mid-sized communities, including Springfield, Rockford, Peoria and Champaign/Urbana. Upon completion of our consolidation of headends, approximately 95% of the Illinois systems’ customers will be served by six headends. The network upgrades and consolidation of headends are expected to be substantially completed during the first half of 2003.

          As of December 31, 2002, our Ohio system passed approximately 198,700 homes and served approximately 88,100 customers in the eastern portion of the City of Columbus and the surrounding suburban communities. All of the Ohio system’s customers are served from a single headend. Approximately 91% of the Ohio system’s customers are served by a network upgraded to 870 MHz capacity, and our upgrade efforts are continuing.

          Recognizing the opportunities presented by newly available products and services, the strength of our market characteristics and favorable changes in the regulatory environment, we deployed a strategy to become a competitive, full service provider of entertainment, information and communications services for the communities served by our networks. We intend to continue capitalizing on our highly clustered cable television systems and to economically upgrade the technological capabilities of our broadband networks in order to deploy enhanced new services.

          We believe that an integrated package of existing multi-channel video, new and enhanced products and services, such as interactive digital video, including video-on-demand or near video-on-demand, high-speed Internet access and telephone services, coupled with our commitment to locally focused customer service enhances our ability to acquire and retain customers in a competitive environment while increasing revenues per customer.  We believe that the highly clustered nature of our systems also enables us to more efficiently deploy our marketing dollars and maximizes our ability to enhance customer awareness, increase use of our products and services and build brand support.  In addition to our broad product offerings, we also  emphasize a high level of locally-focused content and customer service.  To augment our growth, we will continue to seek strategic acquisitions that fit our clustering and operating strategy.

          We have long-term agreements with Comcast Cable to facilitate the delivery of local telephone services.  Under the terms of these agreements, we lease for a fee certain capacity on our network to Comcast Cable.  We also provide certain services and support for which we receive additional payments.  The capital required to deploy telephone services is shared, with Comcast Cable responsible for switching and transport facilities.

          This report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, as well as any other materials that we file with or furnish to the Securities and Exchange Commission are available free of charge through our website www.insight-com.com as soon as reasonably practicable after such material is electronically filed or furnished.

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

     Focus on operating large, tightly-grouped clusters of cable systems with attractive technical and demographic profiles

          We operate large, tightly-grouped clusters of cable systems, most of which have attractive technical and demographic profiles. Our systems are characterized by high housing densities and high ratios of customers to headends. As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis because of the large number of customers served by a single headend. We believe that the highly clustered nature of our systems enables us to more efficiently deploy our marketing dollars and maximize our ability to enhance customer awareness, increase use of our products and services and build brand support. Furthermore, our clustered systems, across 95% of our customers, providing for headends serving an average of 93,000 customers upon completion of our planned network upgrades, allow us to be capital efficient as we invest in necessary technology. Our demographic profile is characterized by good housing growth and low unemployment in growing communities, many of which are centered around large universities and/or major commercial enterprises. We believe that households with our demographic profile are more likely to subscribe to these new and enhanced products and services than the national average demographic profile.

     Expeditiously upgrade our network

          We are upgrading our network expeditiously in order to provide new and enhanced products and services, increase the programming and communications choices for our customers, improve our competitive position and increase overall customer satisfaction. We are in the process of upgrading almost all of our network to provide at least 750 MHz capacity, or “bandwidth,” and two-way active capability with an average of 700 homes per fiber node, which can be further subdivided if necessary. Nodes are the point of interface between our headends and our network. The result will be a significant increase in network capacity, quality and reliability which facilitates the delivery of new and enhanced products and services and reduced operating costs. Our aggressive investment in our broadband cable network upgrade allows us to expeditiously offer these services to substantially all of our customers.

     Introduce new and enhanced products and services, including interactive Insight Digital service, high-speed data service and telephone service

          Our marketing strategy is to offer our customers an array of entertainment, information and communications services on a bundled basis. By bundling our products and services, we provide our customers with an increased choice of services in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention. We have conducted research and held numerous focus group sessions in our local markets, which lead us to believe that these services have high customer appeal. We expect that our ability to provide bundled services will provide us with a strong competitive advantage over alternative video providers, such as direct broadcast satellite television systems, and incumbent telephone companies. To accelerate the deployment of these services, we have entered into arrangements and technical initiatives with several industry leaders, including: (1) AT&T Broadband (now known as Comcast Cable) to provide telephone services; (2) AT&T Corp. and RoadRunner to provide certain high-speed data services; (3) SeaChange International, Inc. to provide video-on-demand; (4) Liberate Technologies to utilize its software platform for the deployment of interactive television services; and (5) SourceSuite LLC to provide an interactive program guide as well as local information and community guides.

     Leverage strong local presence to enhance customer and community relations

          Excellent customer service is a key element of our strategy. We are dedicated to quality customer service and seek a high level of customer satisfaction by employing localized customer care, extensively using market research and providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis providing us the opportunity to demonstrate and sell our new and enhanced products and services. Our localized customer care initiatives create substantial marketing and promotion opportunities, which we believe are effective in the deployment of interactive, digital and high-speed data products. We believe that we achieve customer satisfaction levels that are substantially above industry averages. Annually, we commission Peter D. Hart Research Associates to survey our customers with respect to service and product knowledge. Based upon our most recent survey conducted in November 2002, our customers continue to be highly satisfied with our service.

          In addition, we are dedicated to fostering strong relations in the communities we serve. We sponsor local charities and community causes through staged events and promotional campaigns, including the industry’s Cable in the Classroom program. Our emphasis on customer service and strong community involvement has led to higher customer satisfaction, reduced customer churn and excellent franchise relationships. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming that offers, among other things, community information, local government proceedings and local specialty interest shows. In some of our markets, we are the only broadcaster of local college and high school sporting events, which allows us to provide important programming that builds customer loyalty.

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

Technical Overview

          We believe that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we will need to install and maintain a state-of-the-art technical platform. The deployment of fiber optic cable which has a capacity for a very large number of channels, an increase in the bandwidth to 750 MHz or higher, the activation of a two-way communications network and the installation of digital equipment will allow us to deliver new and enhanced products and services, including interactive digital video, high-speed data services and telephone services provided by Comcast Cable.

          As of December 31, 2002, our owned systems were comprised of approximately 28,300 miles of network serving approximately 1.3 million customers and passing approximately 2.3 million homes resulting in a density of approximately 80 homes per mile. As of that date, our owned systems were made up of an aggregate of 45 headends. We intend to continue our strategy of consolidating headends by eliminating approximately 32 headends, at which point 95% of our customers will be served by fourteen headends.  As of December 31, 2002, we estimate that  92% of our customers were passed by our upgraded network. After completion of our planned network upgrades, approximately 97% of our customers will be served by a network that is two-way active and 750 MHz.

          Our network design calls for an analog and digital two-way active network with fiber optic cable carrying signals from the headend to the distribution point within our customers’ neighborhoods. The signals are transferred to our coaxial cable network at the node for delivery to our customers. We have designed the fiber system to be capable of subdividing the nodes if traffic on the network requires additional capacity.

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

          To enable us to deliver telephone services, Comcast Cable is required to install and maintain the necessary switching and transport facilities. Insight Midwest is required to deploy the necessary equipment at the headends and at customers’ homes, and is responsible for expanding and upgrading our network to provide the required capacity. We are increasing the reliability of the services by implementing centralized powering and status monitoring on our networks as telephone services are deployed in our systems. Centralized power provides the reliability, including lifeline reliability, required in delivering telephone services. The existing commercial power structure employed by cable networks is subject to the general power disruptions experienced by the local power utility. Centralized power will provide immediate battery back-up for a limited duration followed by unlimited gas-powered generator back-up. This reliability will not only benefit the delivery of telephone service, but also the reliability of the other products and services delivered over the network. Status monitoring will enable us to examine key components of our network so that we can diagnose problems before they become critical and interfere with the stability of our network.

Products and Services

     Traditional Cable Television Services

          We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 25 channels of television programming. As of December 31, 2002, approximately 91% of our customers chose to pay an additional amount to receive additional channels under our “Classic” or “expanded” service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the classic service. As of December 31, 2002, premium units as a percentage of basic subscribers was approximately 48%.

          Our analog cable television service offering includes the following:

•

Basic Service. All of our customers receive the basic level of service, which generally consists of local broadcast television and local community programming, including government and public access, and may include a limited number of satellite channels.

•	Classic Service or Expanded Service. This expanded level of service includes a group of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel and Lifetime.

•

Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming such as HBO, Cinemax, Starz! and Showtime. We offer subscriptions to these channels primarily either as a single channel analog service or as a multi-channel digital service.

•

Pay-Per-View. These analog channels allow customers with addressable set top boxes to pay to view a single showing of a recently released movie or a one-time special sporting event or music concert on an unedited, commercial-free basis.

     New and Enhanced Products and Services

          As network upgrades have been activated, we deploy new and enhanced products and services in most of our markets, including interactive digital video and high-speed data services. In addition, we are offering telephone services to our customers in selected markets.

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

          We are packaging a “Digital Gateway” brand. For $7.95 per month, our customers receive the following services:

•	A digital set-top box;

•	An interactive navigational program guide for all analog and digital channels;

•	A local, interactive Internet-style information and entertainment service;

•	A multi-channel premium service for customers who separately subscribe to premium channels, such as HBO and Showtime;

•	Video-on-demand;

•	Mag Rack, a selection of video magazines with video-on-demand functionality; and

•	A digital 40-channel audio music service.

          We have an agreement with Liberate Technologies that enables us to utilize the Liberate software platform for the deployment of interactive television services The Liberate software provides the middleware component of our interactive digital product. Throughout our systems, we have deployed Motorola’s DCT-2000 digital set-top boxes.  More recently, we have deployed the less expensive DCT-1700 set-top boxes, and for systems that have launched high definition television, we have deployed the DCT-5100.

          We have transitioned our digital customers from the video-on-demand service provided by DIVA Systems Corporation to a new video-on-demand infrastructure provided by SeaChange International, Inc. SeaChange provides a true video-on-demand service over the cable television infrastructure. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. Our video-on-demand product is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality.  On May 29, 2002, DIVA filed for reorganization under Chapter 11 of the Bankruptcy Code.

          On March 14, 2002, we purchased the remaining 50% equity interest in SourceSuite LLC that we did not already own.  Through SourceSuite, our interactive digital platform provides its local Internet-style service and its interactive program guide.

          Upon the completion of the network upgrades of the Indiana, Kentucky and Illinois systems, we will continue to migrate the previous owners’ digital products to our interactive Insight Digital product. While the previous owners’ digital products were targeted to fill programming voids, our interactive Insight Digital service is designed to provide our customers with an Internet-style experience as well as enhanced programming choices, which have resulted in higher penetration and customer satisfaction and reduced churn.

     High-Speed Data

          We offer high-speed data service for personal computers for all of our upgraded systems through our own regional network branded Insightbb.comSM, except for our Columbus, Ohio system, which utilizes the RoadRunner service. AT&T Corp. provides the IP network backbone for our Insightbb.com service and certain core Internet support functions.  This arrangement with AT&T replaces our previous Internet access provider Excite @ Home.  We transitioned our customers from the Excite @ Home network to our new regional network in mid-February 2002.  As of December 31, 2002, high-speed data services were made available in 2 million of our homes and served approximately 144,800 of our customers.

          The broad bandwidth of our cable network enables data to be transmitted significantly faster than traditional telephone-based modem technologies, and the cable connection does not interfere with normal telephone activity or usage. For example, cable’s on-line customers can download large files from the Internet in a fraction of the time it takes when using any widely available telephone modem technology. Moreover, surfing the Internet on a high-speed network removes the long delays for Web pages to fully appear on the computer screen, allowing the experience to more closely approximate the responsiveness of changing channels on a television set. In addition, the cable modem is always on and does not require the customer to dial into an Internet service provider and await authorization. We believe that these factors of speed and easy accessibility will increase the use and impact of the Internet. Although other high-speed alternatives are being developed to compete with cable, we believe that the cable platform currently is best able to deliver these services.

     Telephone Services

          We have a long-term agreement with  Comcast Cable that allows Insight Midwest to deliver local telephone service using Insight Midwest’s network infrastructure and  Comcast Cable’s switching and transport facilities. Insight Midwest leases certain capacity on its network to Comcast Cable for a monthly fee for each of the first four lines ordered by a customer. Additionally, Comcast Cable is required to pay Insight Midwest a fee for each customer installation. Insight Midwest is compensated on a per transaction basis for sales of Comcast Cable services as Comcast Cable’s agent. For Insight Midwest’s provision of billing and collection services, Comcast Cable is required to pay it a monthly fee per customer. Insight Midwest is also entitled to additional compensation if revenue exceeds the projected target revenue for local service lines and features, such as enhanced caller ID or voice mail.

          Comcast Cable is the regulated telephone carrier for the provision of telephone services. The Comcast Cable digital telephone services are marketed and carried as part of our bundle of Insight Digital services. Insight Midwest markets the services, as Comcast Cable’s agent, both on a stand-alone basis and bundled with our other products and services, such as interactive digital video and high-speed data access. Insight Midwest also bills customers for Comcast Cable’s services, as well as provides installation, maintenance and marketing support for Comcast Cable’s services. Pursuant to the agreement, the services are to be provided in the territories in which we currently provide cable television service, other than our Illinois systems. If both parties agree, the agreements can be expanded to include the Illinois systems.  Telephone services have been deployed in areas within Louisville, Kentucky, Evansville, Indiana, Lexington, Kentucky, and Columbus, Ohio and are available to a total of approximately 533,000 households, with approximately 30,600 active customers as of December 31, 2002.

          The capital required to deploy telephone services over our networks is a shared obligation. Insight Midwest is responsible for upgrading and maintaining our network to meet specified measures of quality, including increasing the capacity on our network to an average capacity of two lines per residential household passed, assuming a specified service penetration rate. Insight Midwest also acquires and installs equipment to be located at the customer premises that is required to provide telephone services.  Comcast Cable is responsible for switching and transport facilities.

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

          As a result of our management’s British experience, we recognized that the technology and products developed in the United Kingdom would migrate to the United States in similar form. We focused on planning to upgrade our network promptly after it became clear that the 1996 Telecom Act would encourage competition in the communications industries. We understood, however, that the new products and services available with new technology were best deployed in markets which provided for efficiencies for branding and technical investment. Our original acquisition strategy, which focused on customer growth, was very successful. However, our management team recognized the opportunity to evolve from our role as a cable television operator providing only home video entertainment into a full service alternative communications network providing not only standard video services, but also interactive digital video, high-speed data access and communications products and services.

          Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, we executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in our current composition. The largest of these transactions were the 50/50 joint ventures formed with AT&T Broadband (now known as Comcast Cable) and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and on January 5, 2001 with respect to the Illinois systems. As of December 31, 1997, our systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of its customers. We believe that we have successfully transformed our assets so that we currently own, operate and manage a cable television network serving approximately 1.4 million customers, all of which are clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Our current assets are reflective of our strategy to own systems that have high ratios of customers to headends.

          In July 1999, the holders of the partnership interests of Insight Communications Company, L.P. (“Insight LP”) exchanged their respective partnership interests for our common stock. As a result, Insight LP became our wholly-owned subsidiary. Simultaneous with the exchange, we consummated an initial public offering of 26,450,000 shares of our Class A common stock, raising an aggregate of approximately $650.0 million. Our Class A common stock is currently listed on The Nasdaq National Market under the symbol “ICCI.”

Our Systems

          Our systems in Indiana, Kentucky, Illinois and Ohio serve approximately 1.3 million customers. We are the largest operator of cable systems in both Indiana and Kentucky and the second-largest in Illinois. Our systems are clustered or are capable of being clustered to serve an average of 93,000 customers per headend.

          We are able to realize significant operational synergies due to the size of the clusters in these states and the demographic proximity of all of our systems. In all of our systems, we have nearly completed upgrading our system infrastructures to enable us to deliver new technologies, products and services to provide our customers with greater value and choices in the face of growing competition. The highly clustered nature of our systems enables us to (a) more efficiently invest our marketing dollars and maximize our brand awareness, (b) more economically introduce new and enhanced services, and (c) reduce our overall operating and maintenance costs as a result of our ability to deploy fiber and reduce the number of headends we use throughout our systems. As a result, we believe we will be able to achieve improved operating performance on both a combined and system-wide basis. Our relationship with Comcast Cable provides us with substantial purchasing economies for both our programming and hardware needs.

     The Indiana Systems

          General

          As of December 31, 2002, the Indiana systems passed approximately 569,200 homes and served approximately 326,000 customers.  The Indiana systems are owned by Insight Communications Midwest, which is the largest cable operator in the state. Insight Communications Midwest, which was capitalized on October 31, 1998, was a 50/50 joint venture between us and an indirect subsidiary of AT&T Broadband (now known as Comcast Cable) until the contribution of its equity interests on October 1, 1999 into Insight Midwest. We serve as manager of the Indiana systems. We believe that there are additional opportunities to augment our position in Indiana through additional acquisitions and swaps.  Approximately 95% of our customers in Indiana  are served by three headends.

          We manage the day-to-day operations of Indiana and Kentucky cable television systems owned by Comcast of Montana/Indiana/Kentucky/Utah (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, which served approximately 114,600 customers as of December 31, 2002. The systems are operated by employees of our Indiana and Kentucky systems, and the overhead for these systems is allocated and charged against the cash flow of the managed systems.  On February 28, 2003, we exchanged with an affiliate of Comcast Cable the system we owned in Griffin, Georgia serving approximately 11,800 customers, plus $25 million, for certain of these managed systems serving approximately 23,400 customers which are presently tied into our Louisville system.  The management arrangement for the remaining managed systems expires on June 30, 2003.

          The Indiana systems are organized in four management districts:

          The Central District

          As of December 31, 2002, the Central District passed approximately 143,900 homes and served approximately 80,400 customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University.  Besides the University, major employers include United Technology, Cook Incorporated and General Electric. The

median household income for the area is approximately $43,000 per year, while the median family income is approximately $55,800 per year. Household income differs from family income by including income from all persons in all households, including persons living alone and other non-family households.

          Digital video service was launched in Bloomington by AT&T Broadband (now known as Comcast Cable) prior to the formation of Insight Communications Midwest. All Bloomington digital customers have been migrated to our interactive Insight Digital service, including our video-on-demand service. Our Insightbb.com high-speed Internet service is also available in most of the district.  We expect to complete the upgrade of this district during 2003.

          The Southwest District

          As of December 31, 2002, the Southwest District passed approximately 127,100 homes and served approximately 59,600 customers, principally in the communities of Evansville and Jasper. The median household income for the area is approximately $40,500 per year, while the median family income is approximately $49,900 per year. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

          By the end of 2001, we completed the network upgrade of the Southwest District to 750 MHz and we are currently migrating the digital customers to our interactive Insight Digital service, including our video-on-demand service and the LocalSource interactive information service. Our Insightbb.com high-speed Internet service is available in Evansville.  In addition,telephone service was launched in parts of Evansville in August of 2001, with service expected to be available throughout most of the district by the end of 2003.

          A related party of Southern Indiana Gas and Electric Co. has overbuilt the City of Evansville. Southern Indiana Gas and Electric Co. has obtained franchises to provide cable television service in the City of Evansville and neighboring areas and commenced service in April 1999. We believe the Southern Indiana Gas and Electric Co. overbuild passed approximately 82,300 homes in our service area as of December 2002 and is expected to pass additional homes, and has commenced offering telephone and data service.

          The Northwest District

          As of December 31, 2002, the Northwest District passed approximately 103,700 homes and served approximately 68,200 customers, principally in the communities of Lafayette and Kokomo.  The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers include Great Lakes Chemical, Lafayette Life Insurance, General Motors and Delco Remy. The median household income for the area is approximately $41,100 per year, while the median family income is approximately $52,400 per year.

          The upgrades of the Lafayette and Kokomo systems to 750 MHz are completed.   Our Insightbb.com high-speed Internet service and Insight Digital service, including the LocalSource product and our video-on-demand service is available in all of these markets.

          The Northeast District

          As of December 31, 2002, the Northeast District passed approximately 194,500 homes and served approximately 117,800 customers in Richmond as well as in the suburban communities near Indianapolis, including Anderson and Noblesville.  Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States.  Major employers include General Motors, Eli Lilly and Belden

Wire and Cable. The median household income for the area is approximately $55,000 per year, while the median family income is approximately $63,500 per year.

          The upgrade of the Northeast District to 750 MHz was substantially completed in 2002.   Our Insightbb.com high-speed Internet service is available throughout most of the district.  AT&T Broadband (now known as Comcast Cable)  launched digital service in several of the markets in 1998, and we have migrated most of those customers to our interactive Insight Digital service, simultaneous with the launch throughout the district of our Insight Digital service, including the LocalSource product and our video-on-demand service.

     The Kentucky Systems

          General

          As of December 31, 2002, the Kentucky systems passed approximately 783,100 homes and served approximately 449,100 customers. This includes approximately 46,800 homes passed and approximately 23,400 customers served by the Jeffersonville, Indiana system which is owned by Insight Communications Midwest and operated by the management of the Louisville, Kentucky system. The Kentucky systems are owned by Insight Kentucky Partners II, L.P., which is the largest cable operator in the state. We acquired a combined 50% interest in Insight Kentucky’s parent on October 1, 1999, with related parties of AT&T Broadband (now known as Comcast Cable) holding the other 50% interest. Simultaneous with this acquisition, all of the equity interests were contributed into Insight Midwest. We serve as manager of the Kentucky systems.

          Our Kentucky systems are located in and around four of the five largest cities in the state: Louisville, Lexington, Covington, and Bowling Green. Over 99% of Insight Kentucky’s customers are served by a two-way active, 750 MHz network. Additionally, approximately 99% of the systems’ customers are served by four headends.

          Summary statistics for the Kentucky systems are as follows:

          Louisville

          As of December 31, 2002, the Louisville system passed approximately 472,900 homes and served approximately 260,000 customers. Louisville is the 16th largest city in the United States and is Kentucky’s largest city.  It is located in the northern region of the state, bordering Indiana. Louisville is located within a day’s drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. The median household income for the area is approximately $39,800 while the median family income is approximately $48,300. Knology, Inc. obtained a franchise to provide cable television service in the City of Louisville, although it had not built a cable system as of December 31, 2002.

          The Louisville system substantially completed a network upgrade and we serve substantially all of our customers with two-way, 750 MHz cable.  The system is also in the final stage of headend consolidation, which will allow 99% of the customers in the system to be served from a single headend.

          InterMedia Capital Partners VI, LP launched its digital service in Louisville in November 1998. The service had approximately 85,600 customers in the Louisville system as of December 31, 2002.  We have migrated these customers to our interactive Insight Digital service, including the LocalSource product and our video-on-demand service.  Digital phone service is available in over 73% of Louisville and our Insightbb.com high-speed Internet service is available in the Louisville system.

          Lexington

          As of December 31, 2002, the Lexington system passed approximately 125,500 homes and served approximately 83,400 customers from a single headend. Lexington is Kentucky’s second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International. The median household income for the area is approximately $40,000, while the median family income is approximately $50,700.

          As of December 31, 2002, over 34% of basic customers have subscribed to our interactive digital service.  Nearly 17% of basic customers have Insightbb.com high speed Internet service.  In addition, digital telephone service was launched in mid-year 2002 on a node-by-node basis with completion anticipated in 2003.

          The Lexington system has completed a network upgrade and we serve all of our customers with two-way, 750 MHz cable. Our Insightbb.com high-speed Internet service and Insight Digital service, including the LocalSource product and our video-on-demand service are available throughout the system.

          Covington

          As of December 31, 2002, the Covington system passed approximately 149,100 homes and served approximately 82,900 customers from a single headend. Covington is Kentucky’s fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp, DHL, Ashland, Inc., Fidelity Investments, BICC General Cable Corporation, Omnicare, COMAIR, Levis Strauss, Gap, Inc., Mazak Corp., and R.A. Jones, Inc.  The median household income for the area is approximately $48,700, while the median family income is approximately $57,000.

          The Covington system has completed a network upgrade and we serve all of our customers with two-way, 750 MHz cable. Our Insightbb.com high-speed Internet service and interactive Insight Digital service, including the LocalSource product and our video-on-demand service are available in the Covington system.

          Bowling Green

          As of December 31, 2002, the Bowling Green system passed approximately 35,600 homes and served approximately 22,800 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University.  Major employers in the Bowling Green area include General Motors, Fruit of the Loom, Commonwealth Health Corporation, DESA International and Houchens Industries. The median household income for the area is approximately $32,600, while the median family income is approximately $42,700.

          The Bowling Green system is fully upgraded to two-way, 750 MHz cable. Our Insightbb.com high-speed Internet service and Insight Digital service, including the LocalSource product are available in Bowling Green.

     The Illinois Systems

          The Illinois systems are owned and operated by Insight Communications Midwest, and were contributed to Insight Communications Midwest on January 5, 2001  We serve as manager of the Illinois systems. These systems are located primarily in mid-sized communities, including Springfield, Rockford, Peoria, Dixon and Champaign/Urbana. The Rockford system was contributed by us and the other Illinois systems were acquired from certain cable subsidiaries of AT&T Corp.

          In total, the Illinois systems passed approximately 687,800 homes and served approximately 413,700 customers as of December 31, 2002, making us the second largest operator of cable television systems in the State of Illinois. These systems are served by networks with approximately 6,000 miles having a capacity greater than or equal to 750 MHz, 1,400 miles having a capacity greater than or equal to 450 MHz and less than 750 MHz, and 220 miles having a capacity less than 450 MHz. Consistent with our strategy of expeditiously upgrading our network to facilitate the deployment of our enhanced products and services, we are continuing to upgrade the network of the Illinois systems and intend to completely migrate the digital customers to our Insight Digital service. We expect to invest approximately $14.1 million to substantially complete the upgrade of these systems, and expect that the upgrades will be substantially completed during the first half of 2003. In the interim, we will launch Insight Digital on a node-by-node basis as system upgrades are completed. We anticipate additional deployments of our video-on-demand service by the middle of 2003 in selected areas in the Illinois systems.

          The Illinois systems are organized in five management districts:

          The Rockford District

          As of December 31, 2002, the Rockford District passed approximately 131,600 homes and served approximately 78,400 customers. Rockford is Illinois’ second largest city. Major employers in the Rockford metropolitan area include Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems. The median household income for the area is approximately $36,500 per year, while the median family income is approximately $44,600 per year.

          We completed the upgrade of the Rockford system and began launching our Insight Digital service on a node-by-node basis as system upgrades were completed beginning in February 1999. Since launching our Insight Digital service in the Rockford system, the activated areas achieved approximately 24% digital penetration from its customers, with incremental revenue per digital customer of approximately $20 per month.  Our Insightbb.com high-speed Internet service is available throughout the district.

          The Peoria District

          As of December 31, 2002, the Peoria District passed approximately 200,800 homes and served approximately 124,200 customers, principally in the communities of Bloomington and Peoria. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with over 20,000 students and Illinois Wesleyan University with over 2,000 students. Peoria is the fifth largest city in Illinois, located in the north central part of the state. Major employers in the Peoria area include Maytag, Gates Rubber and the headquarters of Caterpillar. The median household income for the area is approximately $41,400, while the median family income is approximately $54,000.

          The Peoria system is currently undergoing a network upgrade from 550 MHz to 860 MHz, which is expected to be substantially completed during 2003. As of December 31, 2002, the Peoria District achieved penetration levels for its digital service of nearly 21% in areas where digital service is available. We continue to migrate these customers to our interactive Insight Digital service, including the LocalSource product and our video-on-demand service during 2003. The system has launched high-speed data service and has achieved penetration levels of over 11% as of December 31, 2002 in areas where the service is available.

          The Dixon District

          As of December 31, 2002, the Dixon District passed approximately 68,700 homes and served approximately 43,800 customers, principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive. The median household income for the area is approximately $36,400, while the median family income is approximately $46,600.

          Approximately 63% of the Dixon system currently operates with a 860 MHz network.  As of December 31, 2002, the district achieved penetration levels for its digital service of approximately 17% in areas where the service is available. We continue to migrate these customers to our interactive Insight Digital service, including the LocalSource product and the Insightbb.com high-speed Internet service during 2003.

          The Springfield District

          As of December 31, 2002, the Springfield District passed approximately 187,900 homes and served approximately 115,300 customers, principally in the communities of Decatur and Springfield.  Springfield is the capital of Illinois and the sixth largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois. The median household income for the area is approximately $36,200, while the median family income is approximately $46,800. The City of Springfield is considering a municipal overbuild utilizing an existing plant owned by the city.

          The Springfield District is currently undergoing a network upgrade from 450 MHz to at least 750 MHz and two-way active. As of December 31, 2002, the district achieved penetration levels for its digital service of nearly 21% in the areas where the service is available. We continue to migrate these customers to our interactive Insight Digital service, including the LocalSource product and our video-on-demand service. The system is currently rolling out the Insightbb.com high-speed Internet service on a node-by-node basis.

          The Champaign District

          As of December 31, 2002, the Champaign District passed approximately 98,800 homes and served approximately 52,000 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with over 45,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association. The median household income for the area is approximately $30,300 and the median family income for the area is approximately $47,600.

          The Champaign District serves substantially all of its customers by a two-way, 750 MHz network. The district had approximately 9,700 digital customers as of December 31, 2002. We continue to migrate these customers to our interactive Insight Digital service, including the LocalSource service and our video-on-demand service. The Champaign District has launched high-speed data service and as of December 31, 2002 had approximately 8,400 customers.

     The Ohio System

          In connection with the AT&T transactions in January 2001, the common equity of Insight Communications of Central Ohio, LLC, the entity holding the Ohio system, was contributed to Insight Midwest. As of December 31, 2002, the Ohio system passed approximately 198,700 homes and served approximately 88,100 customers from a single headend. The system serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy’s, Nationwide Insurance, Borden and Worthington Industries. The median household income for our service area is approximately $40,300 per year, while the median family income is approximately $50,600 per year.

          Approximately 91% of the Ohio system’s customers are served by a network upgraded to 870 MHz capacity, and our upgrade efforts are continuing. As of December 31, 2002, approximately 29,400 customers have subscribed to our interactive digital service, representing a penetration of nearly 36% in areas where digital service is available. The RoadRunner high-speed data service, launched in 2000, has achieved a penetration of 10% as of December 31, 2002 in areas where digital service is available. In addition, the Ohio system provides exclusive sports programming under the “Central Ohio Sport!” brand, featuring sporting events from Ohio State University.

          In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its citywide franchise, both in our service area and in the Time Warner service area on the west side of Columbus. We and Time Warner service virtually distinct areas and therefore do not compete with one another. The areas of the Ohio system served by both us and WideOpenWest pass approximately 129,100 homes, representing 65% of the Ohio system’s total homes passed as of December 31, 2002.

          We have launched a telephone service alternative to SBC (Ameritech) through our arrangement with Comcast Cable.

Customer Rates

          Rates charged to customers vary based on the market served and service selected. As of December 31, 2002, the weighted average revenue for our monthly combined basic and classic service was approximately $32.65.  The national average was estimated to be $32.85 for the same services as of December 31, 2002, as reported by Paul Kagan & Associates.

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

          Currently there are over 160 cable networks competing for carriage on our analog and digital platforms. We have continued to leverage both our systems’ analog upgrades and newly deployed digital packages as an incentive to our suppliers to secure long term programming deals with reasonable price structures and other creative financial arrangements to offset license fee increases.

          Because of our relationship with Comcast Cable (formerly known as AT&T Broadband), we have the right to purchase certain programming services for our systems directly through Comcast Cable’s programming supplier Satellite Services, Inc. We believe that Satellite Services has attractive programming costs. Additionally, given the clustering of our systems in the Midwest, we have been successful in affiliating with regionally based programming products such as sports and news, at lower than average license fees.

          Under the terms of Insight Midwest’s partnership agreement, we and Comcast Cable are each required to use commercially reasonable efforts to extend to Insight Midwest all of the programming discounts available to us.  Accordingly, we should benefit from both the existing Satellite Services arrangement as well as additional discounts available to Comcast Cable.  However, we cannot predict with certainty when these benefits will occur, or the extent to which they actually will be achieved.

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

          We encourage all of our local management teams to take leadership roles in community and civic activities. Over the years, our systems have received various forms of recognition for their efforts to support local causes and charities as well as programs that encourage a better way of life in the communities they serve.

          All of our systems provide ongoing support for Cable in the Classroom, an industry initiative that earns recognition both locally and nationally for its efforts in furthering the education of children. Our newest public affairs initiative, “In the Know,” further underscores our commitment to education by offering the vast uses of high-speed Internet access into each accredited school in our service area. “In the Know” builds upon the cable industry’s pledge to provide free high-speed Internet access to eligible local schools and public libraries. We have taken that pledge a step further to offer students and teachers the resources of broadband content and robust cable programming to enrich the learning experience.

          With cable modems in the classroom, teachers and students alike can benefit from the speedy downloads and access to advanced applications to enhance the learning experience. In addition to providing this advanced technology free of charge, we intend to continue offering programming enhancements in partnership with various cable networks. As an increasing number of areas become serviceable for high-speed service, “In the Know” is designed to incorporate multi-faceted synergies with these programmers in order to provide specialized educational offerings for each of our systems.

          In 2001, our Louisville, Kentucky system partnered with Oxygen Media to form “The Young Women’s Technology Fellowship” as part of our “In the Know” efforts.  This program was a synergy of the common goals between Insight and Oxygen in order to address the issue of the digital divide through cable’s robust resources.  The Fellowship provided advanced training and resources to 12 motivated young women most in need.  This program received a great deal of recognition both locally and industry-wide, including a 2002 Beacon Award by the Cable Television Public Affairs Association.

          Building upon the success of our previous “In the Know” efforts, in 2002 we introduced a similar program in partnership with ESPN and the Boys &Girls Club in Anderson, Indiana. Also aimed at bridging the digital divide, this four-week online curriculum centered around the NCAA basketball tournament and incorporated online research skills with the technology of cable modem access.

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

Franchises

          Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating authorities that are granted by either local governmental or centralized state authorities. These franchises typically contain many conditions, such as:

•	Time limitations on commencement and completion of construction;
•	Conditions of service, including the number of channels, the provision of free service to schools and other public institutions;
•	The maintenance of insurance and indemnity bonds; and
•	The payment of fees to communities.

These local franchises are subject to limits imposed by federal law.

          As of December 31, 2002, we held 548 franchises in the aggregate, consisting of 196 in Indiana, 195 in Kentucky, 124 in Illinois, 29 in Ohio and 4 in Georgia. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system.

          The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

          The following table summarizes information relating to the year of expiration of our franchises, excluding the managed systems, as of December 31, 2002:

Year of Franchise Expiration	Number of Franchises	Percentage of Total Franchises	Number of Basic Customers	Percentage of Total Basic Customers

Expired*	37	6.8%	91,000	7.0%
2003	49	8.9	29,600	2.3
2004	38	6.9	98,400	7.6
2005	40	7.3	49,400	3.8
2006	35	6.4	38,600	3.0
After 2006	349	63.7	995,000	76.4

*  Such franchises are operated on a month-to-month basis and are in the process of being renewed.

          The Communications Act of 1934, as amended, provides, among other things, for an orderly franchise renewal process which limits a franchising authority’s ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the Communications Act of 1934, as amended, established comprehensive renewal procedures which require, when properly elected by an operator, that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

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

          Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television systems often enter into exclusive agreements with apartment building owners or homeowners’ associations that preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

          The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a “cable system” such that providers of competitive video programming are only regulated and franchised as “cable systems” if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us.

          Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2002, our Evansville, Indiana and Columbus, Ohio systems were overbuilt. As a result, approximately 10% of the total homes passed by our systems were overbuilt as of such date.

          Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems’ programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. In addition, legislation has been enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed data and voice communications. Direct broadcast satellite has enjoyed a 19% average penetration nationwide, and we believe that satellite penetration in our various markets generally is in accordance with such average.

          Several telephone companies are introducing digital subscriber line technology (“DSL”), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speed of a cable modem, we believe that the transmission speed of DSL technology are sufficiently high that such technology will compete with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed data and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations.  In addition to DSL and dialup modems for providing Internet access, other technologies are entering the marketplace. For example, there is a wireless technology popularly known as “Wi-Fi,” which is faster than dial-up, but slower than cable modem technology.

          As we expand our offerings to include telephone services, our telephone services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While we intend to add our telephone service offering to our various markets, the service has only been launched in selected markets and has not yet achieved any material penetration levels.

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

     Federal Legislation

          The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation’s telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation.

     Federal Regulation

          The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children’s programming, signal leakage and frequency use, maintenance of various records, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

          Rate Regulation

          The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC’s old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems. Satisfaction of this test deregulates all rates.

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

          The FCC’s implementing regulations contain standards for the regulation of basic service rates. Local franchising authorities are empowered to order a reduction of existing rates which exceed the maximum permitted level for basic services and associated equipment, and refunds can be required. The FCC adopted a benchmark price cap system for measuring the reasonableness of existing basic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment, converter boxes and remote control devices, for example, and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator’s control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable television operator adds or deletes channels. There is also a streamlined cost-of-service methodology available to justify a rate increase on the basic tier for “significant” system upgrades.

          Finally, there are regulations which require cable television systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier.

          Carriage of Broadcast Television Signals

          The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are “local” to a cable television system, that is to say that the system is located in the station’s designated market area, to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The most recent election between must-carry and retransmission consent was October 1, 2002.  A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act.  Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:  (i) a 50 mile radius from the station’s city of license; or (ii) the station’s Grade B contour, a measure of signal strength.  Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal.  In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has issued a decision in a rulemaking proceeding dealing with the carriage of television signals in a digital format, both high definition and standard digital. The rules require carriage of local television broadcast stations that transmit solely in a digital format. However, a station that transmits in both analog and digital formats during the current several-year transition period is entitled to carriage of only its analog signal. The FCC has been asked to reconsider this decision. The FCC is also considering whether the mandatory carriage obligation should extend beyond the primary video signal to multiple services transmitted by a station over its digital channel.  The outcome of these proceedings could have a material effect on the number of services that a cable operator will be required to carry.

          Deletion of Certain Programming

          Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable television system to delete or “black out” such programming from other television stations which are carried by the cable television system.

          Franchise Fees

          Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system’s annual gross revenues from the provision of cable services.  Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services, although they may be able to exact some additional compensation for the use of public rights-of-way.  The FCC has ruled that franchise fees may not be imposed on revenue from cable modem service.  Franchising authorities are also empowered, in awarding new franchises or renewing existing franchises, to require cable television operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

          Renewal of Franchises

          The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee’s performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable television system or franchises, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

          The 1992 Cable Act makes several changes to the process under which a cable television operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Franchising authorities may consider the “level” of programming service provided by a cable television operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has “effectively acquiesced” to such past violations. Rather, the franchising authority is estopped if, after giving the cable television operator notice and opportunity to cure, it fails to respond to a written notice from the cable television operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be “harmless error.”

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

          Ownership

          The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and FCC rules adopted to implement the 1996 Telecom Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through “open video systems,” a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators (including local exchange carriers) can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

          The 1996 Telecom Act generally prohibits local exchange carriers from purchasing a greater than 10% ownership interest in a cable television system located within the local exchange carrier’s telephone service area, prohibits cable operators from purchasing local exchange carriers whose service areas are located within the cable operator’s franchise area, and prohibits joint ventures between operators of cable television systems and local exchange carriers operating in overlapping markets. There are some statutory exceptions, including a rural exemption that permits buyouts in which the purchased cable television system or local exchange carrier serves a non-urban area with fewer than 35,000 inhabitants, and exemptions for the purchase of small cable television systems located in non-urban areas. Also, the FCC may grant waivers of the buyout provisions in certain circumstances.

          The 1996 Telecom Act made several other changes to relax ownership restrictions and regulations of cable television systems. The 1996 Telecom Act repealed the 1992 Cable Act’s three-year holding requirement pertaining to sales of cable television systems. The statutory broadcast/cable cross-ownership restrictions imposed under the 1984 Cable Act were eliminated in 1996, although the parallel FCC regulations prohibiting broadcast/cable common-ownership remained in effect. The U.S. Court of Appeals for the District of Columbia circuit struck down these rules.  The FCC’s rules also generally prohibit cable operators from offering satellite master antenna service separate from their franchised systems in the same franchise area, unless the cable operator is subject to “effective competition” there.

          The 1996 Telecom Act amended the definition of a “cable system” under the Communications Act so that competitive providers of video services will be regulated and franchised as “cable systems” only if they use public rights-of-way. Thus, a broader class of entities providing video programming may be exempt from regulation as cable television systems under the Communications Act.

          The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as “exempt telecommunications companies” and must apply to the FCC for operating authority. Due to their resources, electric utilities could be formidable competitors to traditional cable television systems.

          Access to Programming

          The 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their affiliated cable operators and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The prohibition on certain types of exclusive programming arrangements was set to expire on October 5, 2002, but the FCC has determined that a five-year extension of the prohibition is necessary to preserve and protect competition in video programming distribution.

          Privacy

          The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.  Certain of these requirements were modified by the Electronic Communications Privacy Act of 2001.

          Franchise Transfers

          The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

          Technical Requirements

          The FCC has imposed technical standards applicable to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108 to 137 MHz and 225 to 400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable television system signal leakage. Periodic testing by cable television operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable television system’s use of any type of customer equipment or transmission technology.

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

          Inside Wiring; Customer Access

          FCC rules require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove “home run” wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible.  The FCC has also issued an order preempting state, local and private restrictions on over-the-air reception antennas placed on rental properties in areas where a tenant has exclusive use of the property, such as balconies or patios. However, tenants may not install such antennas on the common areas of multiple dwelling units, such as on roofs. This order limits the extent to which multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise would prohibit, for example, placement of direct broadcast satellite television systems television receiving antennae in multiple dwelling unit areas, such as apartment balconies or patios, under the exclusive occupancy of a renter.

          Pole Attachments

          The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments.  A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio, and Kentucky, states in which we operate, have made such a certification.  In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates than at present, but they will apply only to cable television systems which elect to offer telecommunications services.  Any increases pursuant to this new formula began in 2001,and will be phased in by equal increments over the five ensuing years.  The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC ‘s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service.  This development benefits our business and will place a constraint on the prices that utilities can charge with regard to the cable facilities over which we also provide Internet access service.  However, the FCC has also initiated a proceeding to determine whether it should adjust certain elements of the current rate formula. If adopted, these adjustments could increase rates for pole attachments and conduit space.

          Other FCC Matters

          FCC regulation pursuant to the Communications Act also includes matters regarding a cable television system’s carriage of local sports programming; restrictions on origination and cablecasting by cable television operators; rules governing political broadcasts; equal employment opportunity; deletion of syndicated programming; registration procedure and reporting requirements; customer service; closed captioning; obscenity and indecency; program access and exclusivity arrangements; and limitations on advertising contained in nonbroadcast children’s programming.

          The FCC has recently issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television (“ITV”). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

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

          Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable television operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable television systems. Such negotiated agreements would likely increase the cost to cable television operators of carrying broadcast signals. The 1992 Cable Act’s retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable television operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster’s signal.

          Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with the American Society of Composers and Publishers, generally known as ASCAP, and BMI, Inc., the two major performing rights organizations in the United States. Both the American Society of Composers and Publishers and BMI offer “through to the viewer” licenses to the cable networks which cover the retransmission of the cable networks’ programming by cable television systems to their customers.

          Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the American Society of Composers and Publishers, BMI and/or SESAC, Inc.

          State and Local Regulation

          Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority’s ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable television operator’s provision of telecommunications services.

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

     Internet Access Service

          We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers (“ISPs”).  ISPs include such companies as America Online and Mindspring Enterprises as well as major telecommunications providers, including AT&T and local exchange telephone companies. A number of local franchising authorities have attempted to require cable companies offering Internet access service over their broadband facilities to allow access to those facilities on an unbundled basis to other ISPs.   To date, all such efforts have been overturned in the courts.  However, many ISPs and local franchising authorities have continued to ask the U.S. Congress and the FCC to mandate such access, or at least to allow local authorities to impose such a requirement.  Although the FCC has thus far declined to impose such an access requirement on cable companies, the issue remains under consideration.  The FCC has recently decided that cable Internet service should be classified for regulatory purposes as an “information service” rather than either a “cable service” or a “telecommunications service.” Concurrently, the FCC has initiated a wide-ranging rulemaking proceeding in which it seeks comment on the regulatory ramifications of this classification.  Among the issues to be decided are whether the FCC should permit local authorities to impose an access requirement, whether local authorities should be prohibited from imposing fees on cable Internet service revenues, and what regulatory role local authorities should be permitted to play.  The outcome of this proceeding could have a material impact on our provision of cable Internet service.

          There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials.  The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997.  In response, Congress passed the Child Online Protection Act.  The constitutionality of this act is currently being challenged in the courts.  In May 2002, the United States Supreme Court reversed the finding by the Third Circuit Court of Appeals that the use of “contemporary community standards” to identify material “harmful to minors “ was overly broad and therefore violative of the First Amendment.  The Supreme Court, however, remanded the matter to the Third Circuit to determine the validity of other challenges to the constitutionality of the Child Online Protection Act and kept the stay prohibiting government enforcement in place until further action by the lower courts. Finally, disclosure of customer communications or records is governed by the Electronic Communications Privacy Act of 2001 and the Cable Act, both of which were amended by the USA Patriot Act.

     Local Telecommunications Services

          The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require fair and reasonable, competitively neutral and non-discriminatory compensation for management of the public rights-of-way when cable operators provide telecommunications service. State and local governments must publicly disclose required compensation from telecommunications providers for use of public rights-of-way.

          We have long-term agreements with Comcast Cable (formerly known as AT&T Broadband) that allow Comcast Cable to provide to customers all-distance telephone services using our network infrastructure and Comcast Cable’s switching and long distance transport facilities. Local telecommunications service is subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as “exchange access,” is subject to regulation both by the FCC and by state utility commissions. As a provider of local exchange service, Comcast Cable would be subject to the requirements imposed upon local exchange carriers by the 1996 Telecom Act and state law. These include requirements governing just and reasonable rates and practices, service quality, resale, telephone number portability, dialing parity, access to rights-of-way, reciprocal compensation, access for people with disabilities and truth-in-billing.  Although we do not provide telecommunications services, and are not currently regulated with regard to Comcast Cable’s provision of telecommunications services over our facilities, some states do regulate companies that own facilities over which telecommunications services are offered.  Therefore, there is a possibility that we could be subject to increased regulation in the future in the states where  we currently provide service, or if we expand into a state that already regulates companies that facilitate provision of telecommunications services.  Although, we cannot predict whether and the extent to which a state may seek to regulate us, increased regulation would likely increase our cost of doing business.

Employees

          As of December 31, 2002, we employed approximately 3,200 full-time employees and 150 part-time employees. We consider our relations with our employees to be good.

Item 2.  Properties

A cable television system consists of three principal operating components:

•

The first component, the signal reception processing and originating point called a “headend,” receives television, cable programming service, radio and data signals that are transmitted by means of off-air antennas, microwave relay systems and satellite earth systems. Each headend includes a tower, antennae or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations that receives signals transmitted by satellite. The headend facility also houses the electronic equipment, which amplifies, modifies and modulates the signals, preparing them for passage over the system’s network of cables.

•

The second component of the system, the distribution network, originates at the headend and extends throughout the system’s service area. A cable system’s distribution network consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic equipment.

•	The third component of the system is a “drop cable,” which extends from the distribution network into each customer’s home and connects the distribution system to the customer’s television set.

          We own and lease parcels of real property for signal reception sites which house our antenna towers and headends, microwave complexes and business offices which includes our principal executive offices. In addition, we own our cable systems’ distribution networks, various office fixtures, test equipment and service vehicles. The physical components of our cable systems require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, both owned and leased, are in good condition and are suitable and adequate for our business operations as presently conducted and as proposed to be conducted.

Item 3.  Legal Proceedings

          Insight Kentucky and certain prior owners of the Kentucky systems, including affiliates of AT&T Broadband, have been named in class actions generally alleging that the Kentucky systems have improperly passed through state and local property tax charges to customers.  The plaintiffs in these actions seek monetary damages and the enjoinment of the collection of such taxes.  Such class actions are (i) Alfred P. Sykes, Jr., Charles Pearl, Linda Pearl vs. InterMedia Partners of Kentucky, L.P. and TCI TKR of Jefferson County, Inc., which was filed on March 26, 1999 in Jefferson County Circuit Court and consolidated with James F. Dooley vs. TCI TKR of Jefferson County and InterMedia Partners of Kentucky, L.P., which was filed on March 24, 1999 in Jefferson County Circuit Court, and (ii)Charles Shaw and Loretta Shaw vs. TCI TKR of Northern Kentucky, Inc. TCI TKR of Southern Kentucky, Inc., TCI Cablevision of North Central Kentucky, Inc., TCI Cablevision of Kentucky, Inc. and InterMedia Partners of Kentucky, L.P., which was filed on June 4, 1999 in the Franklin County Circuit Court.  We have entered into agreements with Plaintiffs’ counsel to settle these lawsuits, which received final court approval in December 2002.  The settlements will not have a material effect on our results of operations.

          The City of Louisville, Kentucky has granted additional franchises to Knology, Inc. and TotaLink of Kentucky, LLC.  Our Kentucky subsidiary’s franchise from the City of Louisville provides us with the right to challenge the grant of any subsequent franchises that are on terms more favorable than our own.  Pursuant to such franchise provision, we filed for declaratory judgment in the Jefferson County Circuit Court against the City of Louisville, Kentucky for its grant of a more favorable franchise to Knology on November 2, 2000, and to TotaLink on December 21, 2000.  In May 2002,TotaLink requested and was granted a repeal of their franchise.  The City of Louisville has been granted summary judgment in the Knology action on the basis that the franchise granted Knology was not more favorable than our own.  On October 24, 2002, we filed our appeal of such ruling and await a decision from the Court.

          On November 8, 2000, Knology filed a federal court action in the United States District Court for the Western District of Kentucky, naming Insight LP and our Kentucky operating subsidiary as defendants. The action also named the City of Louisville, Kentucky as a defendant.  The suit seeks money damages and injunctive relief for alleged violations of the antitrust laws, the Communications Act and the Civil Rights Act of 1866, arising out of our having filed, under provisions of our own franchise from the City, the state court challenge to Knology’s cable television franchise awarded by the City.  On December 20, 2000, we moved to dismiss the federal court action for failure to state a claim for relief and for being outside the jurisdiction of the federal court.  On the same date, Knology moved for a preliminary injunction “against” a provision of its franchise that suspends the franchise’s effectiveness during the pendency of our state court challenge.  The court denied our motion to dismiss and granted Knology the preliminary injunction effectively removing the stay of their franchise.  We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend the action vigorously.

          We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 4A.  Executive Officers of the Registrant

          The executive officers of the Registrant are as follows:

Name	Age	Position

Sidney R. Knafel	72	Chairman of the Board and Director
Michael S. Willner	50	Vice Chairman, Chief Executive Officer and Director
Kim D. Kelly	46	President, Chief Operating Officer and Director
Dinesh C. Jain	39	Senior Vice President and Chief Financial Officer
Elliot Brecher	37	Senior Vice President, General Counsel and Secretary

          Sidney R. Knafel has been Chairman of the Board since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company, and also serves as Chairman of BioReliance Corporation, a biological testing company. He is a director of General American Investors Company, Inc. and IGENE Biotechnology, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

          Michael S. Willner is a co-founder and has served as Chief Executive Officer since 1985.  Mr. Willner has also served as Vice Chairman since August 2002, and previously served as President from 1985.  Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable’s Bergen County, New Jersey cable television system from 1975 to 1977.   He is serving his second term as Chairman of the National Cable & Telecommunications Association’s Board of Directors and Executive Committee.  He also serves on the boards of C-SPAN, CableLabs and the Walter Kaitz Foundation.  Mr. Willner is a graduate of Boston University’s College of Communication and serves on the school’s Executive Committee.

          Kim D. Kelly has served as President since August 2002 and as Chief Operating Officer since January 1998.  She served as Executive Vice President from 1990, and served from then until January 2002 as Chief Financial Officer.  Since August 2002, she has also served as Chief Executive Officer of Insight Midwest.  She served from 1982 to 1990 with Marine Midland Bank, becoming its Senior Vice President in 1988, with primary responsibility for media lending activities. Ms. Kelly is Chairperson of the Cable Television Advertising Bureau’s Board of Directors.  She also serves as a member of the National Cable & Telecommunications Association Subcommittees for Telecommunications Policy, Diversity Initiatives and Accounting.  Ms. Kelly also serves as a director of Bank of New York Hamilton Funds, and serves on the boards of Cable in the Classroom and The Cable Center.  Ms. Kelly is a graduate of George Washington University.

          Dinesh C. Jain has served as Senior Vice President and Chief Financial Officer since January 2002.  Previously, Mr. Jain was employed for more than the past five years as a Managing Director of NTL, one of Europe’s leading cable and telecommunications companies.  His background in the cable industry includes a nine-year period with OCOM Corporation and International CableTel, working in various key general management positions.  His roles have included Deputy Managing Director, NTL Consumer Group, as well as Managing Director of Cable and Wireless’ Consumer Division.

          Elliot Brecher has served as Senior Vice President and General Counsel since January 2000. Previously, he was associated with the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which served as our legal counsel until July 2000 when it merged with Sonnenschein Nath & Rosenthal, which continues to serve as our legal counsel.  He joined that firm in February 1994 and served as a partner from January 1996 until joining Insight. Prior to that, he was an associate of the law firm Rosenman & Colin from October 1988. Mr. Brecher received his law degree from Fordham University.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

          Our Class A common stock trades on The Nasdaq Stock Market® (“Nasdaq”) under the symbol ICCI. The following table sets forth the range of the high and low sales prices of the Class A common stock for the periods indicated as reported by Nasdaq:

Quarter Ended	High	Low

March 31, 2001	$28.938	$21.000
June 30, 2001	$28.160	$18.000
September 30, 2001	$27.150	$17.180
December 31, 2001	$24.580	$17.570
March 31, 2002	$24.490	$18.600
June 30, 2002	$21.039	$9.380
September 30, 2002	$12.730	$6.430
December 31, 2002	$14.770	$6.920

          At February 28, 2003, there were approximately 234 and 24 stockholders of record of our Class A and Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

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

Recent Sales of Unregistered Securities

          During the fourth quarter of 2002, we granted stock options to certain of our employees to purchase an aggregate of 905,000 shares of common stock and issued to an employee 450,000 restricted shares of common stock. The grants were not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6.  Selected Financial Data

          In the following table, we provide you with our selected consolidated historical financial and other data.  We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2002. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as

 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this report.

          Under our franchise agreements, we are obligated to pay to local franchising authorities a percentage of our revenue derived from providing cable and other services the majority of which are passed through to customers.  We have historically recorded revenue net of franchise fees charged to our customers.  Staff Announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses.  This Staff Announcement applies to financial reporting periods beginning after December 15, 2001.  Upon application of this Staff Announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Staff Announcement.  Consequently, we have reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense.  The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $24.0 million, $13.0 million, $6.9 million and $2.0 million for each of the years ended December 31, 2001, 2000, 1999 and 1998.

          In addition, in accordance with the adoption of SFAS No. 142, beginning January 1, 2002, we no longer record amortization expense associated with franchise costs, goodwill and other indefinite lived intangible assets.  This change in accounting would have resulted in a net income (loss) of $(25.2) million, $(15.1) million, $(68.6) million and $142.5 million for each of the years ended December 31, 2001, 2000, 1999 and 1998.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$807,882	$728,338	$489,146	$249,563	$114,861
Operating costs and expenses:
Programming and other operating costs	274,753	258,934	170,071	73,208	30,984
Selling, general and administrative	173,505	153,003	104,974	60,816	25,822
Non-recurring high-speed data charges	4,116	3,785	—	—	—
Non-cash compensation and related charges	—	—	—	19,285	—
Depreciation and amortization	216,506	383,449	236,242	131,308	43,849

Total operating costs and expenses	668,880	799,171	511,287	284,617	100,655

Operating income (loss)	139,002	(70,833)	(22,141)	(35,054)	14,206
Other income (expense):
Gain (loss) on cable systems exchange	—	34,178	(956)	15,799	111,746
Gain on contribution of cable systems to joint venture	—	—	—	—	44,312
Interest expense	(204,730)	(213,045)	(115,524)	(57,053)	(31,817)
Interest income	2,126	7,315	5,771	6,655	3,711
Other	(502)	(2,320)	(294)	(345)	(444)

Total other income (expense)	(203,106)	(173,872)	(111,003)	(34,944)	127,508

Income (loss) before minority interest, investment activity and income taxes	(64,104)	(244,705)	(133,144)	(69,998)	141,714
Minority interest	31,076	141,314	67,773	31,339	3,410
Equity in losses of investees	—	(2,031)	(3,830)	(13,963)	(3,251)
Impairment write-down of investments	(18,023)	(9,899)	(88,554)	—	—
Gain (loss) from early extinguishment of debt	3,560	(10,315)	—	—	(3,267)
Gain on sale of equity investments	—	—	80,943	—	—

Income (loss) before income taxes	(47,491)	(125,636)	(76,812)	(52,622)	138,606
Benefit (provision) for income taxes	(501)	50,847	33,825	(31,586)	—

Net income (loss)	(47,992)	(74,789)	(42,987)	(84,208)	138,606
Accrual of preferred interests	(20,107)	(19,432)	(18,725)	—	—
Accretion of redeemable Class B common units	—	—	—	(7,118)	(5,729)

Net income (loss) attributable to common stockholders	$(68,099)	$(94,221)	$(61,712)	$(91,326)	$132,877

Basic income (loss) per share attributable to common stockholders	$(1.13)	$(1.57)	$(1.03)	$(2.58)	$6.55
Diluted income (loss) per share attributable to common stockholders	(1.13)	(1.57)	(1.03)	(2.58)	4.61

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands)
Other Financial Data:
OCF (1)	$359,624	$316,401	$214,101	$115,539	$58,055
OCF Margin (2)	44.5%	43.4%	43.8%	46.3%	50.5
Capital expenditures	283,004	325,581	262,241	135,929	44,794
Net cash provided by operating activities	175,296	161,325	91,632	96,448	44,760
Net cash used in investing activities	293,390	802,875	279,810	516,487	142,190
Net cash provided by (used in) financing activities	(5,604)	806,365	108,400	513,648	116,250
Balance Sheet Data:
Cash and cash equivalents	$74,850	$198,548	$33,733	$113,511	$19,902
Property, plant and equipment, net	1,220,251	1,151,709	820,888	643,138	155,412
Total assets	3,789,062	3,867,392	2,244,586	1,989,470	660,916
Total debt, including preferred interests	2,772,824	2,728,189	1,552,804	1,233,000	573,663
Partners’ (deficit)/stockholders’ equity	578,145	646,030	540,680	588,060	(7,928)

	As of December 31, 2002, except where noted

	Indiana Systems	Kentucky Systems	Illinois Systems(3)	Ohio Systems	Managed Systems(4)	Total Systems

Technical Data:
Network miles	8,700	9,300	7,700	2,600	3,400	32,000
Number of headends	16	6	22	1	17	62
Number of headends expected upon completion of upgrades during 2003 (5)	11	5	19	1	N/A	51
Number of headends serving 95% of our customers expected upon completion of our upgrades (5)	3	4	6	1	N/A	14
Operating Data:
Homes passed (6)	569,200	783,100	687,800	198,700	197,600	2,436,400
Basic customers (7)	326,000	449,100	413,700	88,100	114,600	1,391,500
Basic penetration (8)	57.3%	57.4%	60.2%	44.3%	58.0%	57.1%
Digital ready homes (9)	299,300	446,700	395,400	81,700	17,100	1,240,200
Digital customers (10)	77,000	143,400	82,800	29,400	2,800	335,400
Digital penetration (11)	25.7%	32.1%	20.9%	35.9%	16.2%	26.9%
Premium units (12)	131,500	233,800	188,100	64,400	29,600	647,400
Premium penetration (13)	40.3%	52.1%	47.0%	73.0%	25.8%	46.6%
Cable modem customers (14)	35,600	51,500	30,900	144,800	3,300	266,100

(1)

Operating Cash Flow (“OCF”) represents operating income or loss before depreciation and amortization, non-recurring high-speed data costs and non-cash compensation and related charges.  We believe that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.  However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.  Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

(2)	Represents operating cash flow a percentage of total revenues.

(3)	Does not include the Griffin, Georgia system which was sold to an affiliate of Comcast Cable on February 28, 2003.

(4)

Projections for capital expenditures related to managed system rebuilds are subject to approval by Comcast Cable.  Includes the New Albany and Shelbyville systems which we purchased from an affiliate of Comcast Cable on February 28, 2003.

(5)	The upgrades of the Illinois systems acquired in 2001 are scheduled to be substantially completed by mid-2003.

(6)	Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(7)

Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

(8)	Basic penetration means basic customers as a percentage of total number of homes passed.

(9)	Digital ready homes means the total number of homes passed to which digital service is available.

(10)	Customers with a digital converter box.

(11)	Digital penetration means digital service units as a percentage of digital ready homes.

(12)	Premium units mean the number of subscriptions to premium services, which are paid for on an individual unit basis.

(13)

Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(14)	Customers receiving high-speed Internet service.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          On July 17, 2000, we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows Comcast Cable to provide telephone services using our network infrastructure and Comcast Cable’s switching and transport facilities.

          On August 8, 2000, we completed the purchase of the remaining 25% common equity interest in Insight Ohio which we previously did not own.  At the same time, the Insight Ohio operating agreement was amended to provide us with 70% of its total voting power.  As such, the results of Insight Ohio have been consolidated in our results for the years ended December 31, 2002, 2001 and 2000.  Prior to 2000, we accounted for our 75% non-voting common equity interest in Insight Ohio which we acquired in August 1998 under the equity method.

           On January 5, 2001 (effective January 1, 2001), we completed a series of transactions with certain cable subsidiaries of AT&T Corp. that increased by 355,000 the number of customers we serve.  We refer in this report to these transactions, including related bank financing, as the “AT&T transactions.” Specifically, Insight Midwest acquired:

•

all of our systems not already owned by Insight Midwest, including Insight Ohio, serving approximately 175,000 customers, as well as systems which we acquired from the AT&T cable subsidiaries serving approximately 105,000 customers; and

•	systems from the AT&T cable subsidiaries located in Illinois serving approximately 250,000 customers.

          Insight Midwest financed the acquisition of the systems from us and the AT&T cable subsidiaries by borrowing $685.0 million under the Midwest Holdings credit facility.

Results of Operations

          Revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising.  In addition, we earn revenues from providing high-speed data services and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks and management fees.

          Under our franchise agreements, we are obligated to pay to local franchising authorities a percentage of our revenue derived from providing cable and other services the majority of which are passed through to customers.  We have historically recorded revenue net of franchise fees charged to our customers.  Staff Announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses.  This Staff Announcement applies to financial reporting periods beginning after December 15, 2001.  Upon application of this Staff Announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Staff Announcement.  Consequently, we have reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense.  The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $24.0 million for the year ended December 31, 2001 and $13.0 million for the year ended December 31, 2000.

          We have generated increases in revenues and Operating Cash Flow for each of the past three fiscal years, primarily through a combination of acquisitions, internal customer growth, increases in monthly revenue per customer and growth in advertising and increasingly new revenue from selling new services including high-speed data access and interactive digital video.

          As a result of our March 14, 2002 purchase of the remaining 50% equity interest in SourceSuite, LLC, we now own 100% of SourceSuite’s equity interests.  As such, the operating results of SourceSuite have been consolidated in the accompanying financial statements effective January 1, 2002. During 2001, we accounted for our 50% interest in SourceSuite under the equity method.

          Some of the principal reasons for our net losses through December 31, 2001 include depreciation and amortization associated with our acquisitions and capital expenditures related to the construction and upgrading of our systems, and interest costs on borrowed money.  Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future.  We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

          The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Year ended December 31,

	2002	2001	2000

	(In thousands)
Revenue	$807,882	$728,338	$489,146
Operating costs and expenses:
Programming and other operating costs	274,753	258,934	170,071
Selling, general and administrative	173,505	153,003	104,974
Non-recurring high-speed data service charges	4,116	3,785	—
Depreciation and amortization	216,506	383,449	236,242

Total operating costs and expenses	668,880	799,171	511,287

Operating income (loss)	139,002	(70,833)	(22,141)
Operating cash flow	359,624	316,401	214,101
Interest expense	204,730	213,045	115,524
Income tax benefit (provision)	(501)	50,847	33,825
Net loss	(47,992)	(74,789)	(42,987)
Net cash provided by operating activities	175,296	161,325	91,632
Net cash used in investing activities	293,390	802,875	279,810
Net cash provided by (used in) financing activities	(5,604)	806,365	108,400

          Operating Cash Flow (“OCF”) represents operating income or loss before depreciation and amortization and non-recurring high-speed data costs.  We believe that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.  However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States.  Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

The following calculations of OCF are not necessarily comparable to similarly titled amounts of other companies:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Operating income (loss)	$139,002	$(70,833)	$(22,141)
Adjustments:
Depreciation and amortization	216,506	383,449	236,242
Non-recurring high-speed data costs	4,116	3,785	—

Operating Cash Flow	$359,624	$316,401	$214,101

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

          Revenue increased $79.5 million or 11% to $807.9 million for the year ended December 31, 2002 from $728.3 million for the year ended December 31, 2001.  The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year period of 65% and 40%.  In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

          Revenue by service offering were as follows for the years ended December 31, (in thousands):

	2002		2001

	Revenue by Service Offering	% of Total Revenue	Revenue by Service Offering	% of Total Revenue

Basic	$506,128	62.6%	$474,995	65.2%
Digital	66,124	8.2%	47,134	6.5%
High-speed data	58,968	7.3%	35,825	4.9%
Premium	58,934	7.3%	57,625	7.9%
Analog pay-per-view	1,415.2%		4,102.6%
Advertising sales	53,415	6.6%	46,907	6.4%
Franchise fees	25,762	3.2%	23,959	3.3%
Other	37,136	4.6%	37,791	5.2%

Total	$807,882	100.0%	$728,338	100.0%

          RGUs (Revenue Generating Units) were approximately 1,798,900 as of December 31, 2002 compared to approximately 1,640,200 as of December 31, 2001.  This represents a growth rate of 10%.  RGUs represent the sum of basic, digital, high-speed data and telephone customers.

          Average monthly revenue per basic customer, including management fee income and SourceSuite revenue, was $52.11 for the year ended December 31, 2002 compared to $47.49 for the year ended December 31, 2001, primarily reflecting the continued successful rollout of new product offerings in all markets.  Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $8.07 for the year ended December 31, 2002 from $5.41 for the year ended December 31, 2001.

          Programming and other operating costs increased $15.9 million or 6% to $274.8 million for the year ended December 31, 2002 from $258.9 million for the year ended December 31, 2001.  The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems offset by decreases in high-speed data costs.  Programming costs increased 11% for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

          Selling, general and administrative expenses increased $20.5 million or 13% to $173.5 million for the year ended December 31, 2002 from $153.0 million for the year ended December 31, 2001.  The increase in selling, general and administrative expenses was primarily the result of increased customer service and insurance costs partially offset by a decrease in marketing costs.

          On September 28, 2001, At Home Corporation (“@ Home”), the former provider of high-speed data services for all of our systems except for those located in Ohio, filed for protection under Chapter 11 of the Bankruptcy Code.  For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim agreement with @ Home to extend service through November 30, 2001.  Further, in December 2001, we entered into an additional interim service arrangement whereby we paid $10.0 million to @ Home to extend service for three months through February 28, 2002, which was recorded as expense ratably over this three-month period.

          As a result of these interim arrangements we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001.  Additionally, as of December 31, 2001, we recorded an allowance for bad debt of $1.0 million for a net receivable from @ Home in connection with monies @ Home collected from our high-speed data customers on our behalf prior to September 28, 2001.  Additionally, we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered during the three months ended March 31, 2002.  These additional costs are included in non-recurring high-speed data service charges in our statement of operations.

          Depreciation and amortization expense decreased $166.9 million or 44% to $216.5 million for the year ended December 31, 2002 from $383.4 million for the year ended December 31, 2001.  The decrease in depreciation and amortization expense was primarily the result of ceasing the amortization of goodwill and indefinite lived intangible assets associated with the adoption of SFAS No. 142, effective January 1, 2002.  This was partially offset by an $11.1 million write-down of the carrying value of current video-on-demand equipment, which was replaced as of December 31, 2002 in connection with our transition to a new video-on-demand service provider.

          OCF increased $43.2 million or 14% to $359.6 million for the year ended December 31, 2002 from $316.4 million for the year ended December 31, 2001.  This increase was primarily due to increased digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.

          Interest expense decreased $8.3 million or 4% to $204.7 million for the year ended December 31, 2002 from $213.0 million for the year ended December 31, 2001.  This decrease was the result of lower interest rates, which averaged 7.9% for the year ended December 31, 2002, compared to 8.7% for the year ended December 31, 2001, partially offset by higher outstanding debt.

          For the year ended December 31, 2002, the net loss was $48.0 million primarily for the reasons set forth above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

          Revenue increased $239.2 million or 49% to $728.3 million for the year ended December 31, 2001 from $489.1 million for the year ended December 31, 2000.  The increase in revenue was primarily the result of the Illinois cable systems acquired from AT&T in the AT&T transactions (the “AT&T Illinois Systems”).  The incremental revenue generated by the acquisition of the AT&T Illinois Systems approximated $190.2 million, which represents 79.5% of the increase in consolidated revenue.  Excluding the AT&T Illinois Systems, revenue increased 10% largely due to the sale of new services, and revenue for digital and high-speed data increased by $34.6 million, a combined 133% growth rate.

          Revenue by service offering were as follows for the years ended December 31, (in thousands):

	2001 Revenue by Service Offering	% of Total Revenue	2000 Revenue by Service Offering	% of Total Revenue

Basic	$474,995	65.2%	$329,721	67.4%
Digital	47,134	6.5%	15,811	3.2%
High-speed data	35,825	4.9%	10,314	2.1%
Premium	57,625	7.9%	46,402	9.5%
Analog pay-per-view	4,102.6%		6,830	1.4%
Advertising sales	46,907	6.4%	34,934	7.1%
Franchise fees	23,959	3.3%	12,960	2.7%
Other	37,791	5.2%	32,174	6.6%

Total	$728,338	100.0%	$489,146	100.0%

          On a pro forma basis including the AT&T Illinois Systems, RGUs were approximately 1,635,300 as of December 31, 2001 compared to approximately 1,485,200 as of December 31, 2000.  This represents an annualized growth rate of 10%.

          Average monthly revenue per basic customer, including management fee income, was $47.49 for the year ended December 31, 2001 compared to $44.09 for the year ended December 31, 2000 primarily reflecting the continued successful rollout of new product offerings in the Indiana, Kentucky and Ohio markets.  Average monthly revenue per basic customer for high-speed data and interactive digital video increased to $5.41 for the year ended December 31, 2001 from $2.36 for the year ended December 31, 2000.  Excluding the AT&T Illinois Systems, the number of high-speed data service customers increased to approximately 62,900 as of December 31, 2001 from approximately 30,300 as of December 31, 2000, while digital customers increased to approximately 208,000 as of December 31, 2001 from approximately 103,300 as of December 31, 2000.

          Programming and other operating costs increased $88.9 million or 52% to $258.9 million for the year ended December 31, 2001 from $170.1 million for the year ended December 31, 2000.  The increase in programming and other operating costs was primarily the result of the acquisition of the AT&T Illinois Systems.  The incremental expense resulting from the AT&T Illinois Systems approximated $62.8 million, which represents 71% of the increase in programming and other operating costs.  Excluding these systems, programming and other operating costs increased by approximately $26.1 million or 15%, primarily as a result of increased programming rates and additional programming.

          Selling, general and administrative expenses increased $48.0 million or 46% to $153.0 million for the year ended December 31, 2001 from $105.0 million for the year ended December 31, 2000.  The increase in selling, general and administrative expenses was primarily the result of the acquisition of the AT&T Illinois Systems.  The incremental expense resulting from the AT&T Illinois systems approximated $36.5 million, which represents 76% of the increase.  Excluding these systems, selling, general and administrative costs increased by approximately $11.5 million or 11%, primarily reflecting increased marketing activity and corporate expenses associated with new service introductions.

          Non-recurring high-speed data service charges were incurred in the year ended December 31, 2001 as a result of payments made to @ Home.  For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim agreement with @ Home to extend service through November 30, 2001.  Further, in December 2001, we entered into an additional interim service arrangement whereby we paid $10.0 million to @ Home to extend service for three months through February 28, 2002 that is being recorded into expense ratably over the three-month period.  As a result of these interim arrangements we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001.  Additionally, we have recorded an allowance for bad debt of $1.0 million for a net receivable from @ Home in connection with monies @ Home collected from our high-speed data customers on our behalf prior to September 28, 2001.  These additional costs are included in non-recurring high-speed data service charges in our statement of operations.

          Depreciation and amortization expense increased $147.2 million or 62% to $383.4 million for the year ended December 31, 2001 from $236.2 million for the year ended December 31, 2000.  The increase in depreciation and amortization expense was primarily the result of the acquisition of the AT&T Illinois Systems.  The incremental expense resulting from the AT&T Illinois Systems approximated $96.4 million, which represents 65% of the increase.  Excluding these systems, depreciation and amortization expense increased by approximately $50.8 million or 21.5%, primarily due to capital expenditures made to rebuild our existing cable equipment, roll-out new product offerings and add telephony capabilities to our network.

          OCF increased $102.3 million or 48% to $316.4 million for the year ended December 31, 2001 from $214.1 million for the year ended December 31, 2000.  This increase was primarily due to the results generated by the AT&T Illinois Systems.

          Interest expense increased $97.5 million or 84% to $213.0 million for the year ended December 31, 2001 from $115.5 million for the year ended December 31, 2000.  The increase in interest expense was primarily the result of higher outstanding debt resulting from the acquisition of the AT&T Illinois Systems and funding of capital expenditures during the past year offset by lower average interest rates.

          The benefit for income taxes was $46.6 million and $33.8 million for the year ended December 31, 2001 and 2000, representing effective tax rates of 40% and 44%.

          For the year ended December 31, 2001, the net loss was $74.8 million primarily for the reasons set forth above.

Liquidity and Capital Resources

          Our business requires cash for operations, debt service, capital expenditures and acquisitions.  The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks.  Expenditures have been made for various purposes including the upgrade of our existing cable network, and in the future will be used for network extensions, new services, converters and network upgrades.  Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

          Cash provided by operations for the years ended December 31, 2002 and 2001 was $175.3 million and $161.3 million.  The increase was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

          Cash used in investing activities for the years ended December 31, 2002 and 2001 was $293.4 million and $802.9 million.  The decrease was primarily attributable to the absence of significant acquisitions of cable television systems and reduced capital expenditures in 2002.

          Cash provided by (used in) financing activities for the years ended December 31, 2002 and 2001 was $(5.6) million and $806.4 million.  The change was primarily attributable to lower net borrowings from credit facilities in 2002 related to the absence of significant cable television system acquisitions.

          For the years ended December 31, 2002 and 2001, we spent $283.0 million and $325.6 million in capital expenditures largely to support our plant rebuild in Illinois, which is expected to be substantially complete by mid-2003, telephone deployment and success-based capital including interactive digital and high-speed data expansion.  For the year ending December 31, 2003, it is anticipated that we will spend approximately $220.0 million on capital expenditures.

          We have concluded a number of financing transactions, which fully support our operating plan.  These transactions are detailed as follows:

          On October 1, 1999, in connection with the formation of Insight Midwest and our acquisition of a 50% interest in the Kentucky systems, Insight Midwest completed an offering of $200.0 million principal amount of its 9 ¾% senior notes due 2009.   The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems.  On November 6, 2000, Insight Midwest completed an offering of $500.0 million principal amount of its 10 ½% senior notes due 2010.  The net proceeds of the offering of $486.0 million were used to repay a portion of the Indiana and Kentucky credit facilities.  Interest on the Insight Midwest 9 ¾% senior notes is payable on April 1 and October 1 of each year and interest on the Insight Midwest 10 ½% senior notes is payable on May 1 and November 1 of each year.  The indentures relating to these senior notes impose certain limitations on the ability of Insight Midwest to, among other things, incur debt, make distributions, make investments and sell assets.

          On January 5, 2001, we consummated the AT&T transactions with the AT&T cable subsidiaries.  As a result of these AT&T transactions, the number of customers served by us increased by 355,000.  In conjunction with the AT&T transactions, a subsidiary of Insight Midwest, Insight Midwest Holdings, LLC, which subsidiary serves as a holding company for all of Insight Midwest’s systems other than the Columbus, Ohio system, consummated on January 5, 2001 a $1.75 billion credit facility from which it borrowed $663.0 million to repay the Indiana and Kentucky credit facilities and $685.0 million to finance the AT&T transactions.

          The Midwest Holdings credit facility permits the distribution of cash from Midwest Holdings’ subsidiaries to enable Insight Midwest to pay interest on its 9¾% senior notes and 10½% senior notes, so long as there exists no default under the credit facility.  The Midwest Holdings credit facility contains covenants restricting, among other things, the ability of Midwest Holdings and its subsidiaries to acquire or dispose of assets, make investments and engage in transactions with related parties.  The facility also requires compliance with certain financial ratios and contains customary events of default.  As of December 31, 2002, we were in compliance with the Midwest Holdings credit facility’s covenant requirements.  Given current operating conditions and projected results of operations, we anticipate continued compliance under this credit facility for the foreseeable future.

          Insight Midwest acquired all of the common equity interests of Insight Ohio as part of the AT&T transactions.  Insight Ohio is an unrestricted subsidiary under the indentures governing our and Insight Midwest’s notes, and is prohibited by the terms of its indebtedness from making distributions to Insight Midwest.  Insight Ohio has a $25.0 million reducing revolving credit facility that supports the Ohio system.  The facility requires principal payments commencing in March 2003 through September 2004.  As of December 31, 2002, $25.0 million was outstanding under this credit facility.  Given current operating conditions and projected results of operations, we anticipate full compliance with this credit facility agreement for the foreseeable future.

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

          On February 6, 2001, we completed an offering of $400.0 million principal amount at maturity of 12 ¼% senior discount notes due 2011.  These notes were issued at a discount to their principal amount at maturity resulting in gross proceeds to us of approximately $220.1 million.  We utilized approximately $20.2 million of the proceeds to repay the outstanding amount of our inter-company loan from Insight Midwest, which we incurred in connection with the financing of the AT&T transactions.  We intend to use the remaining proceeds for general corporate purposes, including joint ventures and/or strategic acquisitions.  No cash interest on the discount notes will accrue prior to February 15, 2006.  Thereafter, cash interest on the discount notes will accrue and be payable on February 15 and August 15 of each year, commencing August 15, 2006.  The initial accreted value of the discount notes of approximately $220.1 million will increase until February 15, 2006 such that the accreted value will equal the principal amount on February 15, 2006.

          On April 18, 2002, we entered into an amendment to the Insight Midwest Holdings credit facility which delayed by six months the scheduled reduction to the leverage ratio covenant to allow Insight Midwest Holdings more financing flexibility, and increased the aggregate amount that can be distributed to Insight Midwest for the purpose of making investments in Insight Ohio.  Previously, on March 28, 2002, we loaned $100.0 million to Insight Midwest to lower our effective interest rates, $97.0 million of which was contributed to Insight Midwest Holdings on April 18, 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio on March 28, 2002.  On June 6, 2002, a further amendment to the credit facility was entered into which permits distributions by Insight Midwest Holdings to Insight Midwest for the purpose of repaying our $100.0 million loan so long as there is no default under the Midwest Holdings credit facility.  The loan to Insight Midwest bears annual interest of 9%, has a scheduled maturity date of January 31, 2011 and permits prepayments.

          On December 17, 2002 Insight Midwest completed a $185.0 million add-on offering under the 9¾% senior notes indenture.  Insight Midwest received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and reflects a bond discount of $8.8 million that is being amortized through October 2009.  The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility.  Since this add-on offering occurred under the 9¾% senior notes indenture, these additional debt securities and the previous 9¾% senior notes are considered a single series of senior notes with identical terms.

         On December 18, 2002 we repurchased $40.0 million face amount of the 12¼% senior discount notes at the then accreted value of $27.4 million for $23.2 million, resulting in a gain of $3.6 million, net of the write-off of unamortized deferred financing costs of $616,000.  As of December 31, 2002, the outstanding principal and accreted amounts of these notes were $360.0 million and $247.4 million.

          We have a substantial amount of debt.  Our high level of debt could have important consequences for you.  Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets.  Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets.  Our principal source of cash is derived from our subsidiaries’

operations and borrowings which we use to pay our obligations.  Our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries.

          We believe that the Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan.  We have the ability to draw upon the $312.0 million of unused availability under the Midwest Holdings Credit Facility as of December 31, 2002 to fund any shortfall resulting from the inability of our cash from operations to fund our capital expenditures, meet our debt service requirements or otherwise fund our operations.

          The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of December 31, 2002, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total

2003	$5,000	$—	$4,185	$9,185
2004	80,000	—	3,437	83,437
2005	81,250	—	2,798	84,048
2006	81,250	140,000	2,449	223,699
2007	81,250	—	1,952	83,202
Thereafter	2,379,250	55,869	4,286	2,439,405

Total cash obligations	$2,708,000	$195,869	$19,107	$2,922,976

Recent Accounting Pronouncements

          In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement.  Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform to the provisions of SFAS No. 145.  In connection with our adoption of this pronouncement on December 31, 2002, we reclassified a loss from early extinguishment of debt of $10.3 million, ($6.1 million net of tax), recorded during the year ended December 31, 2001 and a gain of $3.6 million recorded during the year ended December 31, 2002, to results from continuing operations.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Disposal Obligations”, which became effective for us beginning January 1, 2003.  SFAS No. 146 supersedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 addresses the accounting for and disclosure of costs to terminate an existing contractual obligation (including but not limited to operating leases), incremental direct and other costs associated with the related disposal activity and termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan.  The adoption of SFAS No. 146 had no impact on our consolidated financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results.  The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the financial statements and accompanying footnotes included in this Form 10-K.

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

          Goodwill and Other Identifiable Intangibles

          We assess the impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

          When we determine that the carrying value of goodwill and other indefinite-lived intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.  With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we ceased amortizing goodwill and franchise costs arising from acquisitions.  In lieu of amortization, we perform an annual impairment analysis.  If we determine through the impairment review process that goodwill has been impaired, we would record an impairment charge in our statement of operations.

        Investments

          Periodically, we make strategic investments.  All marketable securities are classified as available-for-sale securities and are carried at fair value.  All other equity investments are carried at cost.  Each quarter, we assess the value of these investments by using information acquired from industry trends, the management of these companies and other external sources.  Based on the information acquired, we record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

        Fixed Assets

          Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable systems and is stated at cost.  Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years.  Building improvements are amortized using the straight-line method over shorter of the remaining terms of the leases or the estimated lives of the improvements.

Risk Factors

          We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business.

        We have a substantial amount of debt. The following table shows certain important credit statistics about us.

As of December 31, 2002

(dollars in thousands)
Total debt, including preferred interests	$2,772,824
Stockholders’ equity	578,145
Debt to equity ratio	4.8x

     Our high level of combined debt could have important consequences for you, including the following:

•	Our ability to obtain additional financing in the future for capital expenditures, acquisitions, working capital or other purposes may be limited;

•

We will need to use a large portion of our revenues to pay interest on our borrowings, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

•	Some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	Our indebtedness may limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

     Our primary asset is a 50% stake in Insight Midwest, and our sole business is the management of Insight Midwest’s cable television systems. We may be forced to liquidate Insight Midwest before our 12 ¼% senior discount notes mature.

          Although our financial statements consolidate the results of Insight Midwest, we own only 50% of the outstanding partnership interests in Insight Midwest. The other 50% of Insight Midwest is owned by an indirect subsidiary of Comcast Corporation, an entity over which we have no control. As a result, although our financial statements include 100% of the revenues and Operating Cash Flow of Insight Midwest, we are only entitled to share in the results and assets of Insight Midwest to the extent of our partnership interest. Insight Midwest accounted for substantially all of our revenues and Operating Cash Flow in fiscal 2002. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets.  The only cash we receive directly from Insight Midwest is a management fee of 3% based on revenues of the cable television systems and reimbursement of expenses.

          The Insight Midwest partnership agreement provides that at any time after December 31, 2005 either Comcast Cable or Insight LP (our wholly-owned subsidiary that owns our 50% interest in Insight Midwest) will have the right to cause a split-up of Insight Midwest, subject to a limited right of postponement held by the non-initiating partner. The split-up would reduce the cash flow from operations that we need to repay our debt, and could require us to make a change of control offer which we may be unable to finance.

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

          Our subsidiaries’ ability to make payments to us will depend upon their operating results. Insight Midwest’s ability to receive cash from its subsidiaries is restricted by the terms of the Midwest Holdings credit facility. The Midwest Holdings credit facility permits Midwest Holdings’ subsidiaries to distribute cash to Insight Midwest, but only so long as there is no default under such credit facility. The terms of its indebtedness prohibit Insight Ohio from making distributions to Insight Midwest.

          Even if Insight Midwest receives funds from its subsidiaries, there can be no assurance that Insight Midwest can or would distribute cash to us to make payments on the notes due to restrictions imposed by the indentures governing Insight Midwest’s outstanding senior notes and the Insight Midwest partnership agreement. The indentures governing Insight Midwest’s outstanding 10 ½% senior notes and 9 ¾% senior notes limit Insight Midwest’s ability to distribute cash to us for any purpose. Furthermore, because we only own a 50% equity interest in Insight Midwest, the Insight Midwest partnership agreement provides that Insight Midwest may not pay dividends or make other distributions to us without the consent of our partner, Comcast Cable. As a result, even if the creditors of Insight Midwest and its subsidiaries were to permit distributions to us, Comcast Cable could prohibit any such distribution.

          As a result, we cannot assure you that we will be able to access the cash flow of Insight Midwest and its subsidiaries to make payments on our 12 ¼% senior discount notes. If we are unable to refinance the indebtedness of Insight Midwest and its subsidiaries on terms that provide Insight Midwest with a greater ability to provide us with funds prior to August 15, 2006, we may not be able to make payments required under the 12 ¼% senior discount notes.

          Furthermore, borrowings under the Midwest Holdings credit facility are secured and a portion of such facility will mature prior to our and Insight Midwest’s outstanding notes.  Accordingly, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

     The Midwest Holdings credit facility requires us to comply with various financial and operating restrictions which could limit our ability to compete as well as our ability to expand.

          The Midwest Holdings credit facility contains covenants that restrict Midwest Holdings’ subsidiaries ability to:

•	distribute funds or pay dividends to Insight Midwest;

•	incur additional indebtedness or issue additional equity;

•	repurchase or redeem equity interests and indebtedness;

•	pledge or sell assets or merge with another entity;

•	create liens; and

•	make certain capital expenditures, investments or acquisitions.

          Such restrictions could limit our ability to compete as well as our ability to expand. The ability of Midwest Holdings’ subsidiaries to comply with these provisions may be affected by events beyond our control. If they were to breach any of these covenants, they would be in default under the credit facility and they would be prohibited from making distributions to Insight Midwest.

     We have a history of net losses, and may not be profitable in the future.

          We have a history of net losses and expect to incur additional net losses in the future. We incurred a net loss before accruals of preferred interests of $43.0 million for the year ended December 31, 2000, $74.8 million for the year ended December 31, 2001 and $48.0 million for the year ended December 31, 2002.

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

           We are still in the process of integrating the Illinois systems we acquired in January 2001. The historical financial information of our systems may not fully indicate our future operating results. This makes it difficult for you to completely evaluate our performance.

     We could face considerable business and financial risk in implementing our acquisition strategy.

          As part of our strategy of pursuing value-enhancing transactions, we intend to seek to swap or acquire systems that strategically fit our clustering and operating strategy.  Although we regularly engage in discussions with respect to possible acquisitions and joint ventures, we do not currently have any understandings, commitments or agreements relating to any acquisitions. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations.

          Risks we could face with respect to acquisitions include:

•	difficulties in the integration of the operations, technologies, products and personnel of the acquired company;
•	risks of entering markets in which we have no or limited prior experience;
•	diversion of management’s attention away from other business concerns; and
•	expenses of any undisclosed or potential legal liabilities of the acquired company.

          The risks associated with acquisitions could have a material adverse effect upon our business, financial condition and results of operations. We cannot assure that we will be successful in consummating future acquisitions on favorable terms or at all.

     Our programming costs are substantial and they may increase, which could result in a decrease in profitability if we are unable to pass that increase on to our customers.

          In recent years the cable industry has experienced a rapid escalation in the cost of programming, and sports programming in particular.  For 1998 through 2002, programming costs increased significantly.  Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates.  Programming costs may continue to escalate and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 44% of the total programming and other operating costs and selling, general and administrative expenses for our systems for the year ended December 31, 2002.

     We are uncertain whether the recent acquisition by Comcast of AT&T’s broadband business will have an adverse effect on our future financial and operating results, and whether it will affect our telephone services contract or programming costs.

          Until recently, Insight Midwest was owned 50% by us, as general partner, and 50% by an indirect subsidiary of AT&T Broadband, as limited partner. AT&T Broadband was a fully integrated business unit of AT&T Corp.  As a result of Comcast’s acquisition of AT&T Broadband on November 18, 2002, a new senior management team comprised principally of individuals that prior to the transaction operated the Comcast cable properties will exercise significant control over decisions relating to Insight Midwest’s limited partner. Insight Midwest’s partnership agreement prohibits it from taking certain actions without the approval of the limited partner. Accordingly, Insight Midwest will be dependent upon the discretion of its limited partner’s new management in obtaining approval for certain significant transactions.

          Our long-term agreements with Comcast Cable to facilitate the delivery of local telephone services uses Comcast Cable’s switching and transport facilities and our network infrastructure, on which Comcast Cable leases capacity for a fee. Comcast Cable is the regulated telephone carrier for the provision of the telephone services. We are unable to predict whether the new management for Comcast Cable will affect our contractual relationship for the provision of telephone services. Furthermore, there can be no assurance how Comcast Cable will continue to carry out its obligations under our telephone agreements, whether with respect to existing or future deployments.

          All of our existing deployments of telephone services are marketed under the AT&T Digital Phone brand.  We are uncertain whether Comcast has made any arrangements with AT&T for the continued licensing to us of the AT&T Digital Phone brand, as required by the terms of the agreements. It has been the belief of our management that our telephone services would be able to achieve higher penetration levels by marketing the service under the AT&T brand and leveraging AT&T’s telephone expertise with our local presence and customer relationships. We are unable to predict whether the inability to market telephone services using the AT&T brand would have an adverse effect on the future results of our telephone operations.

          We have relied in the past on our contractual arrangements with AT&T Broadband’s programming supplier, Satellite Services, Inc., for the purchase of certain programming services for our systems at what we believe are attractive rates. As a result of Comcast’s acquisition of AT&T Broadband, Comcast and AT&T Broadband in many cases have long-term agreements, in some cases with the same counter parties, for the same services and products, such as programming. In the cases where there are separate agreements with the same counterparties, Comcast is presently evaluating whether such agreements apply only to the operations to which they have historically applied or whether instead one of the two contracts will apply to the operations of both companies and the other contract will be terminated. We are unable to determine whether such matters will have an adverse effect on our programming costs.

     The competition we face from other cable networks and alternative service providers may cause us to lose market share.

          The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of subscribers. The industry growth rate for basic customers for the years ended December 2002 and 2001 was .7% and 1% respectively, while satellite penetration as of December 2002 averaged 15.8% nationwide, slightly down from 16.5% in December 2001. This in turn has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed data access, video-on-demand and telephone services.

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

          Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called “overbuilding.” As of December 31, 2002, approximately 8.7% of the homes passed by our cable systems were overbuilt. Also as of December 31, 2002, an affiliate of Southern Indiana Gas and Electric Co. has overbuilt our Evansville, Indiana system and passes approximately 82,300 homes also passed by us. In addition, Knology, Inc. has obtained a franchise to provide cable television service in the City of Louisville, Kentucky, where we operate a system, although they have not constructed a cable system.  In addition, as of December 31, 2002, WideOpenWest had overbuilt our Columbus, Ohio system and passed approximately 129,100 homes also passed by us. In our Illinois system, the city of Springfield is considering a municipal overbuild. We cannot predict what effect competition from these or future competitors will have on our business and operations.

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

          As we expand our offerings to include telephone services, the telephone services we deliver will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.

          We expect that the most significant competitors for our Internet access and telephone service offerings will be the existing local exchange telephone companies as well as resellers using the local exchange telephone companies’ communications networks.  These competitors are currently the predominant providers of Internet and telephone services in our markets.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

          Our revolving credit and term loan agreements bear interest at floating rates.  Accordingly, we are exposed to potential losses related to changes in interest rates.  We do not enter into derivatives or other financial instruments for trading or speculative purposes.  In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars.  The counter-parties to our swap and collar agreements are major financial institutions.  As of December 31, 2002, $285.0 million of our interest rate swap and collar agreements expire in varying amounts through July 2003 and $150.0 million expire in August 2004.

          The fair market value and carrying value of our 9¾% senior notes, 10½% senior notes and 12¼ senior discount notes was $1.1 billion as of December 31, 2002.  Additionally, the fair market value of our credit facility borrowings approximate their carrying values as the credit facility borrowings bear interest at floating rates of interest.  As of December 31, 2002, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(17.8) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities.  Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

          As of December 31, 2002, we had entered into interest rate swaps that approximated $485.0 million, or 33.2%, of our borrowings under all of our credit facilities.  A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $9.8 million.

Item 8.  Financial Statements and Supplementary Data

          Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          Information called for by Item 10 is set forth under the heading “Executive Officers of the Registrant” in Part I hereof and in “Election of Directors” in our proxy statement relating to the 2003 Annual Meeting of Stockholders, which is incorporated herein by this reference.

Item 11.  Executive Compensation

          Information called for by Item 11 is set forth under the heading “Executive Compensation” in the proxy statement, which is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          Information called for by Item 12 is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the proxy statement, which is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

          Information called for by Item 13 is set forth under the heading “Election of Directors--Certain Transactions” in the proxy statement, which is incorporated herein by this reference.

Item 14.  Controls and Procedures

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

               (b)  Reports on Form 8-K:

          We filed the following reports on Form 8-K during the fourth quarter of the year ended December 31, 2002:

1.	On December 10, 2002 relating to forward-looking statements with respect to 2003.

2.	On December 13, 2002 relating to the announcement of a debt offering by Insight Midwest, L.P. and Insight Capital, Inc., as presented in press releases of December 11, 2002 and December 13, 2002.

          (c)   Exhibits:

Exhibit Number	Exhibit Description

2.1

Purchase and Option Agreement, dated as of August 8, 2000, among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy (1)

2.2

Asset Contribution Agreement, dated August 15, 2000, by and among, Command Cable of Eastern Illinois Limited Partnership, MediaOne of Illinois, Inc., Northwest Illinois TV Cable Company, S/D Cable Partners, Ltd., TCI American Cable Holdings, L.P., TCI of Bloomington/Normal, Inc., TCI Cablevision of Texas, Inc., UACC Midwest, Inc., United Cable Television of Illinois Valley, Inc., United Cable Television of Southern Illinois, Inc., TCI of Indiana Holdings, LLC, Insight Communications Company, L.P. and Insight Midwest, L.P. (“Asset Contribution Agreement”) (2)

2.3	Amendment to the Asset Contribution Agreement, dated January 5, 2001 (3)
2.4	Asset Exchange Agreement, dated August 15, 2000, by and between MediaOne of Illinois, Inc. and Insight Communications Company, L.P. (“Asset Exchange Agreement”) (2)
2.5	Amendment to the Asset Exchange Agreement, dated January 5, 2001 (3)
2.6

Asset Purchase and Sale Agreement, dated August 15, 2000, by and between TCI of Illinois, Inc., TCI of Racine, Inc., UACC Midwest, Inc. and Insight Communications Company, L.P. (“Asset Purchase and Sale Agreement”) (2)

2.7	Amendment to the Asset Purchase and Sale Agreement, dated January 5, 2001 (3)
3.1	Restated Certificate of Incorporation of Registrant (4)
3.2	By-laws of Registrant (4)
10.1	1999 Equity Incentive Plan of Registrant (amends and restates 1999 Stock Option Plan)
10.2

Credit Agreement, dated as of January 5, 2001, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (“Credit Agreement”) (3)

10.2A	Amendment No. 1 to Credit Agreement
10.2B	Amendment No. 2 to Credit Agreement (5)
10.3	Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 2001(6)
10.4

Amended and Restated Management Agreement by and between Insight Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999 (7)

10.5	First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.(6)
10.6	Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of October 1, 1999(6)
10.7	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001(6)
10.8	Management Agreement by and between Insight Kentucky Partners II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999 (7)
10.9	Amended and Restated Operating Agreement of Insight Ohio, dated as of August 8, 2000 (1)
10.10	Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated January 5, 2001 (3)

10.10A	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002 (8)
10.11	Indenture relating to 9 ¾% senior notes of Insight Midwest, L.P. and Insight Capital, Inc., dated as of October 1, 1999 (9)
10.12	Indenture relating to 10½ senior notes of Insight Midwest, L.P. and Insight Capital, Inc., dated as of November 6, 2000(6)
10.13	Indenture relating to 10% senior notes of Coaxial Communications of Central Ohio, Inc. and Phoenix Associates, dated as of August 21, 1998 (10)
10.14	Indenture relating to 12 7/8% senior discount notes of Coaxial LLC and Coaxial Financing Corp., dated as of August 21, 1998 (11)
10.15	Indenture relating to 12.25% senior discount notes of Registrant, dated as of February 6, 2001(6)
10.16

Revolving Credit Agreement dated as of October 7, 1998 among Insight Communications of Central Ohio, LLC, several banks and financial institutions or entities, and Canadian Imperial Bank of Commerce, as administrative agent  (“Insight Ohio Credit Agreement”) (11)

10.16A	First Amendment to Insight Ohio Credit Agreement, dated as of June 30, 2000 (12)
10.16B	Second Amendment to Insight Ohio Credit Agreement, dated as of June 30, 2000 (12)
10.16C	Third Amendment to Insight Ohio Credit Agreement, dated as of March 4, 2002 (12)
10.17

Security holders Agreement by and among Registrant, Vestar Capital Partners III, L.P., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Sidney R. Knafel, Michael S. Willner, Kim D. Kelly and Senior Management Securityholders, dated as of May 11, 1999, with Side Letter Agreement by and among Insight Communications Company, L.P., Vestar Capital Partners III, L.P., Sidney R. Knafel, Michael S. Willner, Kim D. Kelly, Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV FTE, L.P., dated May 11, 1999 (the “Letter Agreement”) (4)

10.18	Amendment, dated July 16, 1999 to the Letter Agreement (4)
10.19

Cable Facilities Lease Agreement, dated July 17, 2000, among AT&T Broadband, LLC, Registrant and certain of Registrant’s affiliates (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (1)

10.20	Amended and Restated Consulting Agreement, dated as of March 17, 2000, by and between InterMedia Partners Southeast and Insight Communications Company, L.P.(7)
10.21	Asset Exchange Agreement, dated September 30, 2002, between InterMedia Partners Southeast and Insight Communications Midwest, LLC (8)
10.22	Form of Amended and Restated Non-Recourse Secured Promissory Note, dated December 23, 2002
10.23	Agreement, dated as of December 23, 2002, by and between Kim D. Kelly, Registrant and certain stockholders
21.1	Subsidiaries of the Registrant (13)
23.1	Consent of Ernst & Young LLP

(1)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 15, 2000, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 5, 2001, and incorporated herein by reference.

(4)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-78293) and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registration Statement on Form S-4 of Insight Midwest, L.P. and Insight Capital, Inc. (Registration No. 333- 33540) and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(10)

Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial Communications of Central Ohio, Inc., Phoenix Associates and Insight Communications of Central Ohio, LLC (Registration No. 333- 63677) and incorporated herein by reference.

(11)

Filed as an exhibit to the Registration Statement on Form S-4 of Coaxial LLC, Coaxial Financing Corp., and Insight Communications of Central Ohio, LLC (Registration No. 333- 64449) and incorporated herein by reference.

(12)	Filed as an exhibit to Insight Ohio’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 and incorporated herein by reference.
(13)	Filed as an exhibit to Registrant’s Annual Report on Form 10–K for the year ended December 31, 2001 and incorporated herein by reference.

Report of Independent Auditors

The Stockholders and Board of Directors
Insight Communications Company, Inc.

We have audited the accompanying consolidated balance sheets of Insight Communications Company, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the Company changed its method of accounting for Goodwill and Other Intangible Assets effective January 1, 2002.

/s/ ERNST & YOUNG LLP

New York, New York
February 25, 2003

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31, 2002	December 31, 2001

Assets
Cash and cash equivalents	$74,850	$198,548
Investments	3,666	18,080
Trade accounts receivable, net of allowance for doubtful accounts of $1,296 and $2,818 as of December 31, 2002 and 2001	25,725	22,918
Launch funds receivable	5,197	12,980
Prepaid expenses and other assets	16,177	18,363

Total current assets	125,615	270,889
Fixed assets, net	1,220,251	1,151,709
Goodwill	72,965	72,675
Franchise costs	2,331,282	2,324,263
Deferred financing costs, net of accumulated amortization of $9,030 and $5,259 as of December 31, 2002 and 2001	33,298	32,294
Other non-current assets	5,651	15,562

Total assets	$3,789,062	$3,867,392

Liabilities and stockholders’ equity
Accounts payable	$47,220	$67,095
Accrued expenses and other liabilities	23,035	23,793
Accrued property taxes	14,428	11,030
Accrued programming costs	34,922	24,287
Deferred revenue	4,132	8,673
Interest payable	24,685	21,940
Debt – current portion	5,000	—
Preferred interest distribution payable	5,250	5,250

Total current liabilities	158,672	162,068
Deferred revenue	6,533	12,262
Debt	2,576,004	2,542,476
Other non-current liabilities	53,085	62,964
Minority interest	224,803	255,879
Preferred interests	191,820	185,713
Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2002 and 2001	—	—
Common stock; $.01 par value:
Class A - 300,000,000 shares authorized; 50,704,390 and 50,266,162 shares issued and outstanding as of December 31, 2002 and 2001	507	502
Class B - 100,000,000 shares authorized; 9,354,468 and 9,977,537 shares issued and outstanding as of December 31, 2002 and 2001	93	100
Additional paid-in-capital	829,873	851,936
Accumulated deficit	(237,956)	(189,964)
Deferred stock compensation	(5,882)	—
Accumulated other comprehensive loss	(8,490)	(16,544)

Total stockholders’ equity	578,145	646,030

Total liabilities and stockholders’ equity	$3,789,062	$3,867,392

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenue	$807,882	$728,338	$489,146
Operating costs and expenses:
Programming and other operating costs	274,753	258,934	170,071
Selling, general and administrative	173,505	153,003	104,974
Non-recurring high-speed data charges	4,116	3,785	—
Depreciation and amortization	216,506	383,449	236,242

Total operating costs and expenses	668,880	799,171	511,287

Operating income (loss)	139,002	(70,833)	(22,141)
Other income (expense):
Gain (loss) on cable systems exchange	—	34,178	(956)
Interest expense	(204,730)	(213,045)	(115,524)
Interest income	2,126	7,315	5,771
Other	(502)	(2,320)	(294)

Total other expense, net	(203,106)	(173,872)	(111,003)
Loss before minority interest, investment activity and income taxes	(64,104)	(244,705)	(133,144)
Minority interest	31,076	141,314	67,773
Equity in losses of investees	—	(2,031)	(3,830)
Impairment write-down of investments	(18,023)	(9,899)	(88,554)
Gain (loss) from early extinguishment of debt	3,560	(10,315)	—
Gain on sale of equity investment	—	—	80,943

Loss before income taxes	(47,491)	(125,636)	(76,812)
Benefit (provision) for income taxes	(501)	50,847	33,825

Net loss	(47,992)	(74,789)	(42,987)
Accrual of preferred interests	(20,107)	(19,432)	(18,725)

Net loss attributable to common stockholders	$(68,099)	$(94,221)	$(61,712)

Basic and diluted loss per share attributable to common stockholders	$(1.13)	$(1.57)	$(1.03)
Basic and diluted weighted average shares outstanding	60,284	60,202	59,703

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 1999	594	656,486	(72,188)	—	3,168	588,060
Net loss			(42,987)			(42,987)
Realization of impairment of investments					(3,168)	(3,168)

Total comprehensive loss						(46,155)

Issuance of common stock in acquisition of equity interest	8	17,492				17,500
Accrual of preferred interests		(18,725)				(18,725)

Balance at December 31, 2000	602	655,253	(115,175)	—	—	540,680
Net loss			(74,789)			(74,789)
Unrealized loss on investments					(3,118)	(3,118)
Transition adjustment loss on adoption of SFAS No. 133, net of tax					(1,108)	(1,108)
Unrealized loss on interest rate swaps, net of tax					(12,318)	(12,318)

Total comprehensive loss						(91,333)

Issuance of common stock to 401(k) plan		768				768
Issuance of common stock through exercise of stock options and as stock compensation		399				399
Contribution of capital associated with AT&T transactions (Note 3)		214,948				214,948
Accrual of preferred interests		(19,432)				(19,432)

Balance at December 31, 2001	602	851,936	(189,964)	—	(16,544)	646,030
Net loss			(47,992)			(47,992)
Unrealized loss on investments					(8,904)	(8,904)
Realization of impairment of investments					12,023	12,023
Unrealized gain on interest rate swaps					4,935	4,935

Total comprehensive loss						(39,938)

Acquisition of common stock in satisfaction of employee loan	(7)	(9,576)				(9,583)
Issuance of common stock to employees	4	5,769		(5,882)		(109)
Issuance of common stock to 401(k) plan	1	1,851				1,852
Accrual of preferred interests		(20,107)				(20,107)

Balance at December 31, 2002	$600	$829,873	$(237,956)	$(5,882)	$(8,490)	$578,145

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities:
Net loss	$(47,992)	$(74,789)	$(42,987)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation and amortization	216,506	383,449	236,242
Equity in losses of investees	—	2,031	3,830
Impairment of investments	18,023	9,899	88,554
Loss (gain) on cable systems exchange	—	(34,178)	956
Loss (gain) from early extinguishment of debt	(3,560)	10,315	—
Gain on sale of equity investment	—	—	(80,943)
Minority interest	(31,076)	(141,314)	(67,774)
Provision for losses on trade accounts receivable	13,386	12,093	8,655
Non-cash compensation	124	—	—
Contribution of common stock to 401(k) plan	1,852	768	—
Amortization of note discount	31,736	24,770	(722)
Deferred income taxes	—	(51,495)	(33,825)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(15,871)	(13,375)	(14,012)
Launch fund receivable	7,783	3,111	(9,052)
Prepaid expenses and other assets	2,713	(5,631)	2,111
Accounts payable	(20,003)	20,937	(7,409)
Accrued expenses and other liabilities	1,675	14,734	8,008

Net cash provided by operating activities	175,296	161,325	91,632

Investing activities:
Purchase of fixed assets	(283,004)	(325,581)	(262,241)
Purchase of intangible assets	(1,588)	(3,069)	(3,978)
Investment in equity securities	—	(10,725)	(11,873)
Purchase of cable television systems, net of cash acquired	(8,798)	(463,500)	(1,718)

Net cash used in investing activities	(293,390)	(802,875)	(279,810)

Financing activities:
Distributions of preferred interests	(14,000)	(14,000)	(14,000)
Proceeds from borrowings under credit facilities	131,000	1,580,000	124,400
Repayment of credit facilities	(273,000)	(654,900)	(488,500)
Proceeds from issuance of notes	179,995	220,084	492,500
Repayment of debt associated with cable system transactions	—	(306,158)	—
Purchase of senior discount notes	(23,220)	—	—
Debt issuance costs	(5,535)	(18,310)	(6,000)
Principal payments on capital leases and other non-current liabilities	(844)	(574)	—
Exercise of stock options	—	223	—

Net cash provided by (used in) financing activities	(5,604)	806,365	108,400

Net change in cash and cash equivalents	(123,698)	164,815	(79,778)
Cash and cash equivalents, beginning of year	198,548	33,733	113,511

Cash and cash equivalents, end of year	$74,850	$198,548	$33,733

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Kentucky, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, Illinois and Georgia which passed approximately 2.3 million homes and served approximately 1.3 million customers as of December 31, 2002.

Insight LP is the general partner of Insight Midwest.  Through Insight LP, we manage all of Insight Midwest’s systems and also manage certain systems owned by an affiliate of AT&T Broadband, LLC (now known as Comcast Cable Holdings, LLC, “Comcast Cable”), the owner of the remaining 50% interest in Insight Midwest.

In November 2002, AT&T Broadband and Comcast Corporation merged their respective cable systems and certain other assets. The transaction did not result in any direct change in Insight Midwest’s ownership structure and we continue to serve as the general partner of Insight Midwest and as the manager of all of Insight Midwest’s systems.

Our other wholly owned subsidiary, Insight Interactive LLC, owns a 100% equity interest in SourceSuite LLC the results of which have been consolidated as of January 1, 2002 as a result of Insight Interactive’s acquisition of the remaining 50% equity interest from Source Media, Inc. in March 2002.

2.  Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries.   Although Insight Midwest is equally owned by Insight LP and an indirect subsidiary of Comcast Cable, Insight LP, as the general partner of Insight Midwest, effectively controls all its operating and financial decisions.  Accordingly, the results of Insight Midwest are included in our consolidated financial statements.  The minority interest represents Comcast’s 50% ownership interest in Insight Midwest.  Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising.  In addition, we earn revenues from providing high-speed data services and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks and management fees.  Revenue is recorded in the month the related services are rendered.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Significant Accounting Policies (continued)

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

Investments

All marketable equity investments are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity.  Fair value is based on quoted market prices.  All other equity investments for which a quoted market price is unavailable are carried at cost and periodically reviewed for impairment.

Fixed Assets

Fixed assets are stated at cost and include costs capitalized for labor and overhead incurred in connection with the installation of cable system infrastructures, including those providing high-speed data and telephone services.  In addition, we capitalize labor and material costs associated with installations related to new services on customer premises.  Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years.  Building improvements are amortized using the straight-line method over the shorter of the remaining terms of the leases or the estimated lives of the improvements.

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired.  If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted future cash flows generated from such assets, an impairment loss would be recognized for the amount that the asset’s carrying value exceeds its fair value.  We believe that no impairment of fixed assets existed as of December 31, 2002 or 2001.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Significant Accounting Policies (continued)

Franchise Costs and Goodwill

Costs incurred in negotiating and renewing franchise agreements are capitalized and were amortized over the life of the franchise agreements through December 31, 2001.  Franchise costs and goodwill acquired through the purchase of cable television systems were amortized using the straight-line method over a period of up to 15 years.  As of January 1, 2002, in connection with our adoption of SFAS No. 142, we no longer amortize franchise costs or goodwill. We recorded amortization expense of $4.7 million, $200.9 million and $100.3 million for the years ended December 31, 2002, 2001 and 2000.  We estimate aggregate amortization expense to be approximately $5.5 million for each of the five succeeding fiscal years, primarily relating to deferred financing costs.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.  Based on our analysis, there was no impairment of goodwill or franchise costs upon the adoption of SFAS No. 142 on January 1, 2002 or on October 1, 2002, the date on which we performed our first annual impairment test.

Applying the effects of the adoption of SFAS No. 142 to the years ended December 31, 2001 and 2000, would have resulted in net loss of $(25.2) million and $(15.1) million and basic and diluted loss per share attributable to common stockholders of $(.42) and $(.25).  The reconciliation of reported net loss to pro forma net loss as adjusted for the effects of SFAS No. 142 for the years ended December 31, 2001 and 2000 is as follows (in thousands):

	Year Ended December 31, 2001	Year Ended December 31, 2000

Net loss as reported	$(74,789)	$(42,987)
Exclude amortization, net of minority interest and taxes for:
Franchise costs	42,373	23,827
Goodwill	7,206	4,052

Pro forma net loss	$(25,210)	$(15,108)

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which became effective for us beginning January 1, 2002.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30.  The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Significant Accounting Policies (continued)

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred in securing bank loans and other sources of financing.  These costs are amortized over the life of the applicable debt.  We recorded amortization expense of $4.7 million, $200.9 million and $100.3 million for the years ended December 31, 2002, 2001 and 2000.  We estimate aggregate amortization expense to be approximately $5.5 million for each of the five succeeding fiscal years, primarily relating to deferred financing costs.

Stock-Based Compensation

We have elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), to account for stock-based compensation. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant.  Such costs are deferred and recognized ratably as compensation expense over the vesting period.  The following table summarizes relevant information as to reported results under our intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied for each of the three years ended December 31, 2002.  The following assumptions were used in determining the fair values: weighted average risk-free interest rate – 4.00% (2002), 4.50% (2001) and 6.25% (2000); stock price volatility of 50% in all years; dividend yield of 0% in all years; and expected option life of seven years in all years:

	2002	2001	2000

	(in thousands, except share data)
Net loss attributable to common stockholders	$(68,099)	$(94,221)	$(61,712)
Stock-based compensation as reported, net of tax	124	56	—
Stock-based compensation determined under fair value based method for all awards, net of tax	(4,175)	(748)	(400)

Adjusted net loss attributable to common stockholders	$(72,150)	$(94,913)	$(62,112)

Basic and diluted net loss per share, as reported	$(1.13)	$(1.57)	$(1.03)

Basic and diluted net loss per share, SFAS 123 adjusted	$(1.20)	$(1.58)	$(1.04)

Comprehensive Loss

We own certain investments that are classified as available-for-sale and reported at market value, with net unrealized gains and losses recorded as components of comprehensive loss.  Additionally, we record the effective portion of certain derivatives’ net unrealized gains and losses as components of comprehensive loss.  Comprehensive loss is presented in the accompanying consolidated statements of changes in stockholders’ equity.  The cumulative amount of comprehensive loss is presented in the accompanying consolidated balance sheets as accumulated other comprehensive loss.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Significant Accounting Policies (continued)

Loss Per Share

Basic loss per share is computed using average shares outstanding during the period.  Diluted loss per share is equal to basic loss per share as we had generated net losses for the years ended December 31, 2002, 2001 and 2000, thereby making the potential effects of dilutive securities anti-dilutive.  Securities that could potentially dilute basic earnings per share in the future include stock options.

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

Marketing and Promotional

Marketing and promotional costs are expensed as incurred.  Marketing and promotional expenses for the years ended December 31, 2002, 2001 and 2000 were $12.7 million, $14.8 million and $13.8million.

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 eliminates the requirement under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, to report gains and losses from extinguishments of debt as extraordinary items in the income statement.  Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  Upon adoption of this pronouncement, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification should be reclassified to conform to the provisions of SFAS No. 145.  In connection with our adoption of this pronouncement on December 31, 2002, we reclassified a loss from early extinguishment of debt of $10.3 million ($6.1 million net of tax) recorded during the year ended December 31, 2001 and a gain of $3.6 million recorded during the year ended December 31, 2002, to results from continuing operations.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  Significant Accounting Policies (continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Disposal Obligations”, which became effective for us beginning January 1, 2003.  SFAS No. 146 supersedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 addresses the accounting for and disclosure of costs to terminate an existing contractual obligation (including but not limited to operating leases), incremental direct and other costs associated with the related disposal activity and termination benefits (severance pay) provided to employees pursuant to a one-time benefit arrangement that does not constitute a preexisting or newly-created ongoing benefit plan.  The adoption of SFAS No. 146 had no impact on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results.  The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

Reclassifications

Under our franchise agreements, we are obligated to pay to local franchising authorities up to 5% of our revenue derived from providing cable and other services the majority of which are passed through to customers.  We have historically recorded revenue net of franchise fees charged to our customers.  Staff Announcement D-103, issued by the FASB in November 2001, specifies that reimbursements received from a customer should be reflected as revenues and not as a reduction of expenses.  This Staff Announcement applies to financial reporting periods beginning after December 15, 2001.  Upon application of this Staff Announcement, comparative financial statements for prior periods are required to be reclassified to comply with the guidance in this Staff Announcement.  Consequently, we have reclassified the prior period amounts in the accompanying consolidated statements of operations to reflect franchise fees on a gross basis with reimbursements as revenue and payments as expense.  The effect on the prior period statements of operations was to increase both revenue and selling, general and administrative costs by $24.0 million for the year ended December 31, 2001 and $13.0 million for the year ended December 31, 2000.

Additionally, certain other prior year amounts have been reclassified to conform to the current year’s presentation.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Insight Midwest

In September 1999, Insight Midwest was formed to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with AT&T Broadband (now known as Comcast Cable).  As of December 31, 2002, Insight Midwest was comprised of systems located in Indiana, Kentucky, Ohio, Illinois and Georgia.

Indiana Systems

On October 31, 1998, Insight LP and AT&T Broadband contributed certain of their cable television systems located in Indiana and Northern Kentucky to form Insight Indiana in exchange for a 50% equity interest.  On October 1, 1999, as part of a joint venture restructuring involving the Kentucky Systems (discussed below), Insight Indiana became a wholly owned subsidiary of Insight Midwest.  Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Indiana will continue for a twelve-year term through October 1, 2011, unless extended by Insight LP and Comcast Cable.

Kentucky Systems

On October 1, 1999, Insight LP acquired a combined 50% interest in InterMedia Capital Partners VI, LP (the “IPVI Partnership”) from related parties of Blackstone Cable Acquisition Company, LLC, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for $341.5 million (inclusive of expenses).  Insight Midwest assumed debt of $742.1 million (the total debt of the IPVI Partnership) in connection with this transaction.  Concurrently with this acquisition, the Kentucky Systems were contributed to Insight Midwest.  Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Kentucky will continue for a twelve-year term through October 1, 2011, unless extended by Insight LP and Comcast Cable.

Illinois Systems

Effective January 1, 2001, Insight Midwest completed a series of transactions with Insight LP and AT&T Broadband for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the “AT&T transactions”), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP.  The AT&T transactions were financed through a credit facility established on January 5, 2001, the Midwest Holdings Credit Facility.  As a result of the AT&T transactions, Insight Midwest acquired all of Insight LP’s wholly owned systems serving approximately 280,000 customers, including systems that Insight LP purchased from AT&T Broadband.  At the same time, Insight Midwest acquired from AT&T Broadband systems serving approximately 250,000 customers.

In connection with the systems Insight LP purchased from AT&T Broadband that included approximately 105,000 customers, we recorded the purchased systems’ respective assets and liabilities, including debt incurred in connection with the purchase, at their respective fair values.  The purchase price of $393.5 million was allocated to the cable television assets acquired in relation to their fair values as increases in fixed assets of $52.3 million and franchise costs of $341.2 million.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Insight Midwest (continued)

Concurrently with the completion of Insight LP’s purchase of systems from AT&T Broadband, Insight LP contributed such systems, along with all of its wholly owned systems serving approximately 175,000 customers, to Insight Midwest.  The total value of such contributed systems was $1.2 billion.  The assets and liabilities, including debt assumed, of such contributed systems’ continue to be recorded at their respective carrying values, as these systems remain within the consolidated group.  We recorded a reduction in paid in capital of $113.8 million equal to 50% of the carrying value of such net assets contributed to Insight Midwest, representing the interest owned by AT&T Broadband (minority interest) through its investment in Insight Midwest.

Concurrently, AT&T Broadband contributed directly to Insight Midwest certain Illinois systems serving approximately 250,000 customers. The total value of such contributed systems was $983.3 million.  We recorded an addition to paid in capital and a reduction to our minority interest liability equal to $328.8 million, representing the value of net assets contributed attributable to AT&T Broadband’s 50% interest in Insight Midwest.  Insight Midwest recorded 100% of the assets and liabilities (including debt assumed of $306.2 million) of such systems contributed at their respective fair values.  The fair value of $983.3 million was allocated to the cable television assets acquired in relation to their fair values as increases in fixed assets of $116.1 million and franchise costs of $867.2 million.

Both Insight LP and AT&T Broadband contributed their respective systems to Insight Midwest subject to an amount of indebtedness such that Insight Midwest remains equally owned by Insight LP and AT&T Broadband.  The total debt assumed by Insight Midwest of $654.5 million was financed with the proceeds from the Midwest Holdings Credit Facility.

As part of the AT&T transactions, we exchanged our Claremont, California cable television system, serving approximately 8,400 customers, for AT&T Broadband’s Freeport, Illinois system, serving approximately 10,000 customers, each valued at approximately $38.0 million.  This system exchange was accounted for by Insight LP as a sale of its Claremont system and a purchase of the Freeport system.  We recorded a gain of approximately $34.2 million in connection with this transaction.

Ohio Systems

On August 21, 1998, Insight LP and Coaxial Communications of Central Ohio, Inc. entered into a contribution agreement pursuant to which Coaxial contributed to Insight Ohio (a newly formed limited liability company) substantially all of the assets and liabilities of its cable television systems located in Columbus, Ohio and Insight LP contributed to Insight Ohio $10.0 million in cash.  As a result of the Coaxial Contribution Agreement, Coaxial owned 25% of the non-voting common equity and Insight LP, through its subsidiary Insight Holdings of Ohio, LLC, owned 75% of the non-voting common equity of Insight Ohio.  In addition, Coaxial also received two separate series of voting preferred equity (Series A Preferred Interest—$140 million and Series B Preferred Interest—$30 million) of Insight Ohio.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  Insight Midwest (continued)

The Voting Preferred Interests provides for cash distributions to Coaxial and certain of its affiliates as follows: Series A—10% and Series B—12 7/8%.  Insight Ohio cannot redeem the Voting Preferred Interests without the permission of Coaxial; however, Insight Ohio will be required to redeem the Series A Preferred Interests in August 2006 and the Series B Preferred Interest in August 2008. Coaxial has pledged the Series A Preferred Interest as security for $140.0 million of 10% Senior Notes due in 2006 issued by Coaxial and its affiliate.  Coaxial’s majority shareholder has pledged Coaxial’s stock as security for $55.9 million of aggregate principal amount at maturity of 12 7/8% Senior Discount Notes due in 2008 issued by Coaxial’s majority shareholder and its affiliate.  The Senior Notes and Senior Discount Notes are conditionally guaranteed by Insight Ohio.

On August 8, 2000, Insight Ohio purchased Coaxial’s 25% non-voting common equity interest.  The purchase price was 800,000 shares of our common stock and cash in the amount of $2.6 million.  In connection with the purchase, Insight Ohio’s operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliate.  Additionally, the agreement was amended to incorporate 70% of Insight Ohio’s total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio’s total voting power into the Preferred Interests of Insight Ohio.

As a result of this transaction, the financial results of Insight Ohio have been consolidated with our financial results effective January 1, 2000, with minority interest recorded for the 25% common interest owned by Coaxial through August 8, 2000.  In connection with this transaction, Insight LP recorded a step-up in fair value of Insight Ohio’s assets of $229.2 million, which represents the difference between the purchase price and its equity in Insight Ohio’s net assets in excess of Insight Ohio’s net assets.  This amount has been allocated to franchise costs and goodwill.

Although the financial results of Insight Ohio for 2000 have been consolidated as a result of this transaction, for financing purposes, Insight Ohio is an unrestricted subsidiary of ours and is prohibited by the terms of its indebtedness from making distributions to us.  Insight Ohio’s conditional guarantee of the Senior Notes and the Senior Discount Notes remains in place.

If at any time the Senior Notes or Senior Discount Notes are repaid or significantly modified, or in any case after August 15, 2008, the principals of the Coaxial Entities may require us to purchase their interests in the Coaxial Entities for a purchase price equal to the difference, if any, of $32.6 million less the then market value of the 800,000 shares of our common stock issued on August 8, 2000.  The fair value of such contingent consideration was $7.1 million.  As of December 31, 2002, the difference between $32.6 million and the market value of such 800,000 shares of our common stock was $22.7 million.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  Pro Forma Results of Operations

Our unaudited pro forma results of operations for the years ended December 31, 2001 and 2000, assuming the acquisition of the Illinois systems and the Greenwood, Indiana system occurred as of January 1, 2000 and excluding the effect of the gain on cable system exchange recorded in the year ended December 31, 2001 were as follows (in thousands, except per share amounts):

	Year Ended December 31,

	2001	2000

Revenue	$728,546	$680,375
Loss before accrual of preferred interests	(95,340)	(73,827)
Net loss attributable to common stockholders	(114,772)	(92,552)
Basic and diluted loss per share attributable to common stockholders	(1.91)	(1.55)

5.  Investments

SourceSuite and Liberate

Effective November 17, 1999, Insight Interactive entered into a Contribution Agreement with Source Media, Inc., providing for the creation of a joint venture, SourceSuite LLC.  Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content.  We contributed $13.0 million in equity financing for 50% of the equity in the joint venture.

On March 3, 2000, pursuant to a merger of the joint venture with a subsidiary of Liberate Technologies, SourceSuite sold all of its VirtualModem assets in exchange for the issuance to each of Insight Interactive and Source Media of 886,000 shares of Liberate common stock.

SourceSuite continues to own and operate its programming assets, LocalSource and SourceGuide, and has preferred content and programming services agreements with Liberate. As a result of this transaction, we recorded a gain on sale of joint venture assets of $80.9 million in the year ended December 31, 2000.  In addition, on December 31, 2000, we recorded an impairment write-down of $74.1 million to reflect an other-than-temporary decline in the value of our investment in Liberate.  This impairment write-down was calculated as the difference between the fair value of the Liberate shares as of December 31, 2000 as compared to March 3, 2000, the date we received the shares.  Further, on December 31, 2002, we recorded an additional impairment write-down of $12.0 million to reflect an other-than-temporary decline in the value of our investment in Liberate.   The carrying amount of our investment in Liberate was $1.3 million and $10.2 million (net of unrealized losses of $3.1 million) as of December 31, 2002 and 2001.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Investments (continued)

In connection with the Contribution Agreement, on November 17, 1999, we purchased 842,105 shares of Source Media common stock at $14.25 per share, representing approximately 6% of Source Media’s outstanding stock, for a purchase price of $12.0 million in cash.  On December 31, 2000, we recorded an impairment write-down of $11.2 million to reflect an other-than-temporary decline in the value of our investment in Source Media.  This impairment write-down was calculated as the difference between the fair value of the Source Media shares on December 31, 2000 as compared to November 17, 1999, the date we purchased the shares.  Fair value was determined using the quoted market price of the stock.  During the year ended December 31, 2001, we wrote-off our remaining investment in Source Media of $842,000.  Source Media has announced that it has terminated operations effective March 14, 2002.

In addition, in October 1999, we purchased $10.2 million face amount of Source Media’s 12% bonds, maturing November 1, 2004, for approximately $4.1 million.  The bond discount of $6.1 million was being amortized to interest income over the life of the bonds.  As of December 31, 2000, we recorded an impairment write-down of $3.3 million to reflect other-than-temporary declines in the value of our investment in Source Media bonds.  Additionally, as of December 31, 2000, we ceased amortization of the bond discount.

During the year ended December 31, 2001, we recorded additional impairment write-downs of $1.4 million to reflect an other-than-temporary decline in the value of such bonds.  These impairment write-downs were calculated as the difference between the amortized cost of the bonds and their fair value as of the date of write-down.  Fair value was determined using the quoted market price of the bonds.  As of December 31, 2001, the carrying value of these bonds was $410,000.

For the years ended December 31, 2001 and 2000, we accounted for our investment in SourceSuite under the equity method of accounting.  Accordingly, the accompanying statements of operations for the years ended December 31, 2001 and 2000 include losses of $2.0 million and $3.8 million that represents our 50% share of SourceSuite’s net loss.  As of December 31, 2001, through equity method accounting, our investment in SourceSuite has a carrying value of $741,000.

On March 14, 2002, Insight Interactive purchased the remaining 50% equity interest in SourceSuite that it did not already own from Source Media by tendering $10.2 million face amount of Source Media’s 12% bonds.  The fair market value of such tendered bonds on March 14, 2002 was $205,000.  The excess of the fair value of SourceSuite’s acquired assets and liabilities over the purchase price of $205,000, totaling $571,000 of negative goodwill, was allocated as a reduction to long-lived assets based on their respective fair values.  The operating results of SourceSuite have been consolidated in the accompanying financial statements effective January 1, 2002.  SourceSuite recorded $323,000 of revenue, net of $1.6 million of intercompany revenue eliminated in consolidation, and $1.7 million of net loss for the year ended December 31, 2002.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Investments (continued)

AgileTV

AgileTV Corporation is a privately owned company developing a speech recognition system that enables cable television customers to operate their digital set-top boxes using voice recognition technology.

In November 2001, we purchased 3.0 million shares of AgileTV’s Series C redeemable, convertible preferred stock for $7.5 million, which is accounted for under the cost method.  This preferred stock has a liquidation preference equal to $7.5 million.  In connection with this investment, we received 3 million warrants to purchase AgileTV common stock with an exercise price of $2.50 per share and an additional 800,000 warrants with an exercise price of $1.25 per share.

Based on our on-going assessment of potential impairments in our investments in equity securities, as of December 31, 2002, we recorded an impairment charge of $6.0 million related to our investment in AgileTV bringing our carrying value in this investment to $1.5 million as of December 31, 2002.

6.  Long-Lived Assets

Fixed assets consisted of:

	December 31, 2002	December 31, 2001

	(in thousands)
Land, buildings and improvements	$37,751	$36,501
Cable system equipment	1,851,864	1,573,733
Furniture, fixtures and office equipment	16,850	16,019

	1,906,465	1,626,253
Less accumulated depreciation and amortization	(686,214)	(474,544)

Total fixed assets, net	$1,220,251	$1,151,709

During the year ended December 31, 2002, we wrote-off approximately $11.1 million related to video-on-demand equipment as a result of transitioning to a new video-on-demand service provider.  This amount was included in depreciation and amortization in our statement of operations.

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $211.8 million, $182.5 million and $135.9 million.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  Debt

Debt consisted of:

	December 31, 2002	December 31, 2001

	(in thousands)
Insight Ohio Credit Facility	$25,000	$25,000
Insight Midwest Holdings Credit Facility	1,438,000	1,580,000
Insight Midwest 9¾% Senior Notes	385,000	200,000
Insight Midwest 10½% Senior Notes	500,000	500,000
Insight Inc. 12¼% Senior Discount Notes	360,000	400,000

	2,708,000	2,705,000
Less unamortized discount on notes	(126,996)	(162,524)

Total debt	$2,581,004	$2,542,476

Insight Ohio Credit Facility

Insight Ohio’s credit facility provides for revolving credit loans of up to $25.0 million.  The Insight Ohio Credit Facility has a six-year maturity from the date of borrowings, with reductions to the amount of the commitment commencing after three years.  Our obligations under the Insight Ohio Credit Facility are secured by substantially all the assets of Insight Ohio.  The Insight Ohio Credit Facility requires Insight Ohio to meet certain financial and other debt covenants.  Loans under the Insight Ohio Credit Facility bear interest, at our option, at the prime rate or at a Eurodollar rate.  In addition to the index rates, we pay an additional margin percentage tied to Insight Ohio’s ratio of total debt to adjusted annualized operating cash flow.  The weighted average interest rates in effect as of December 31, 2002 and 2001 were 3.6% and 4.3%.

Insight Midwest Holdings Credit Facility

On January 5, 2001, through a wholly owned subsidiary of Insight Midwest (“Insight Midwest Holdings”) which holds all of our cable television systems other than the Ohio System, we entered into a credit facility to finance the AT&T transactions and to repay the outstanding indebtedness under our Insight Indiana and Insight Kentucky Credit Facilities.  The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.75 billion.  Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries.

The Midwest Holdings Credit Facility requires Insight Midwest Holdings to meet certain financial and other debt covenants.  Borrowings under this credit facility bear interest, based on our election, of an Alternative Base Rate (equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) or Adjusted LIBOR (equal to LIBOR multiplied by the Statutory Reserve Rate) plus an additional margin yield tied to Insight Midwest Holdings’ leverage ratio of between 0.5% and 2.75%.  As of

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  Debt (continued)

December 31, 2002 and 2001, the weighted average interest rate on this credit facility was 4.3% and 5.1%.

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

As a result of the repayment of the Insight Indiana and Insight Kentucky Credit Facilities on January 5, 2001, we recorded a charge of $10.3 million related to the write-off of unamortized deferred financing costs related to these credit facilities.

Insight Midwest Senior Notes

On October 1, 1999 simultaneously with the closing of the purchase of Insight Kentucky, Insight Midwest completed a $200.0 million offering of 9¾% senior notes due in October 2009.  The proceeds of the offering were used to repay certain debt of the IPVI Partnership.  Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On November 6, 2000, Insight Midwest completed a $500.0 million offering of 10½% senior notes due in November 2010.  Insight Midwest received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million that is being amortized through November 2010.  The proceeds of the offering were used to repay a portion of the outstanding debt under the Insight Indiana Credit Facility and Insight Kentucky Credit Facility.  Interest payments on these Senior Notes, which commenced on May 1, 2001, are payable semi-annually on May 1 and November 1.

The Insight Midwest 9¾% and 10½% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005.  In addition, Insight Midwest can redeem up to 35% of the Insight Midwest 9¾% and 10½% Senior Notes prior to October 1, 2002 and November 1, 2005, with the net proceeds from certain sales of Insight Midwest’s equity.  Each holder of the Insight Midwest Senior Notes may require

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  Debt (continued)

Insight Midwest to redeem all or part of that holder’s notes upon certain changes of control.  The Insight Midwest Senior Notes are general unsecured obligations and are subordinate to all other liabilities of Insight Midwest, the amounts of which were $1.9 billion and $2.1 billion as of December 31, 2002 and 2001.  The Insight Midwest Senior Notes contain certain financial and other debt covenants.

In May 2000 and September 2001, Insight Midwest completed exchange offers pursuant to which the 9¾% Senior Notes and 10½% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2002, Insight Midwest completed a $185.0 million add-on offering under the 9¾% Senior Notes indenture.  Insight Midwest received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009.  The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility.  Since this additional add-on offering occurred under the 9¾% Senior Notes indenture, these additional debt securities and the 9¾% Senior Notes are considered a single series of senior notes with identical terms.

Insight Inc. 12¼% Senior Discount Notes

On February 6, 2001, we completed a $400.0 million offering of 12¼% Senior Discount Notes due in February 2011.  These notes were issued at a discount to their principal amount at maturity resulting in gross proceeds to us of $220.1 million.  We utilized $20.2 million of the proceeds to repay an outstanding intercompany loan from Insight Midwest, which we incurred in connection with the AT&T transactions.

In September 2001, we completed an exchange offer pursuant to which the 12¼% Senior Discount Notes, issued in February 2001, were exchanged for identical notes registered under the Securities Act of 1933.

In December 2002, we repurchased $40.0 million face amount of the 12¼% Senior Discount Notes at the then accreted value of $27.4 million for $23.2 million, resulting in a gain of $3.6 million, net of the write-off of unamortized deferred financing costs of $616,000.  As of December 31, 2002, the outstanding principal and accreted amounts of these notes were $360.0 million and $247.4 million.

No cash interest on the discount notes will accrue prior to February 15, 2006.  Thereafter, cash interest on the discount notes will accrue and be paid on February 15 and August 15 of each year, commencing August 15, 2006.  The initial accreted value of the discount notes will increase until February 15, 2006 such that the accreted value will equal the revised outstanding principal amount of $360.0 million on February 15, 2006.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  Debt (continued)

Debt Principal Payments

As of December 31, 2002, annual principal payments required on our debt were as follows (in thousands):

2003	$5,000
2004	80,000
2005	81,250
2006	81,250
2007	81,250
Thereafter	2,379,250

Total	$2,708,000

Interest Rate Swap and Collar Agreements

Through December 31, 2002, we entered into interest-rate swap and collar agreements to modify the interest characteristics of our outstanding debt from a floating rate to a fixed rate basis. These agreements involve the payment of fixed rate amounts in exchange for floating rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets.

On January 1, 2001, our derivative financial instruments, which were obtained to manage our exposure to interest rate risk, included interest rate swap and collar agreements, which qualified as cash flow hedges.  On January 1, 2001, we recorded as a component of other comprehensive loss a $1.1 million transition adjustment loss (net of $776,000 tax benefit) representing the cumulative effect of adopting SFAS No. 133.  Changes in the fair value of such cash flow hedges are recognized in stockholders’ equity as a component of comprehensive loss.

As of December 31, 2002 and 2001, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 4.7% and 5.9%, plus the applicable margin, on $435.0 million and $500.0 million notional value of debt.  Of the agreements outstanding as of December 31, 2002, $285.0 million expire in July 2003 and $150.0 million expire in August 2004.  We had $2.7 million and $1.8 million of accrued interest related to these agreements as of December 31, 2002 and 2001.

In February 2003, we entered into two additional interest rate swap agreements whereby we swapped fixed rates under our 9¾% senior notes due in October 2009, for variable rates of 7.7%, plus the applicable margin, on $185.0 million notional value of debt.  These interest rate swaps expire in November 2005.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31:

	2002	2001	2000

	(in thousands)
Interest	$167,703	$182,747	$103,100
Income taxes	531	538	657

During the year ended December 31, 2001, we entered into a non-cash investing activity in which our joint venture partner contributed cable systems to Insight Midwest valued at $983.3 million resulting in a non-cash increase in long-lived assets, debt, other liabilities, minority interest and additional paid-in-capital.

During the year ended December 31, 2000, we entered into a non-cash investing activity in which we issued common stock valued at $17.5 million in connection with an acquisition of a cable system resulting in a non-cash increase in long-lived assets, debt and additional paid-in-capital.

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

10.  Income Taxes

For the years ended December 31, 2002, 2001 and 2000, we recorded a deferred tax benefit of $0, $47.1 million and $34.3 million.  In addition, for each of the tax years ended December 31, 2002, 2001 and 2000, we recorded a current tax expense related to state and local taxes of approximately $500,000.  Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Income Taxes (continued)

Significant components of our deferred tax assets and liabilities consisted of the following:

	December 31,

	2002	2001

	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$204,438	$147,587
Accounts receivable	—	243
Investment in unconsolidated affiliates	2,787	2,787
Unrealized loss on investments	15,847	8,458
Deferred interest expense	21,336	9,523
Interest hedges	8,567	9,330
Capital loss	2,003	—
Accrued expenses and other liabilities	—	18

Gross deferred tax asset	254,978	177,946
Valuation allowance	(39,364)	(12,631)

Net deferred tax asset	215,614	165,315
Deferred tax liabilities:
Depreciation & amortization	215,614	165,315

Gross deferred tax liability	215,614	165,315

Net deferred tax liability	$—	$—

We have provided a full valuation allowance on our deferred tax asset, consisting primarily of net operating loss carryforwards and unrealized losses on investments, due to the uncertainty regarding our realization of such assets in the future.  The increase in the valuation allowance on the deferred tax asset for the year ended December 31, 2002 was $26.7 million.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  Income Taxes (continued)

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Benefit at federal statutory rate	$(16,147)	$(43,438)	$(26,116)
State and local taxes, net	(4,063)	(8,283)	(5,258)
Expenses not deductible for U.S. tax purposes	94	335	70
Non-deductible amortization	—	1,859	726
Preferred interest accrual	(6,837)	(6,607)	(6,367)
Disallowed interest expense	721	581	—
Disallowed compensation deduction	—	647	—
Increase in valuation allowance	26,733	4,059	3,120

Income tax (benefit) provision	$501	$(50,847)	$(33,825)

As of December 31, 2002, we had a net operating loss carry-forward of $498.6 million for U.S. federal income tax purposes.  Our net operating loss began accumulating effective July 26, 1999, the date of our IPO.  The net operating loss will expire in the years 2019 through 2022.

11.  Stock Option Plan and Other Stock Based Compensation

Stock Option Plan

On December 9, 2002, we amended and restated our stock option plan to, among other things, increase the number of authorized shares and to provide for restricted stock awards.  The amendment is subject to ratification at the 2003 Annual Meeting of Stockholders.  As amended, the plan provides for the grant of incentive stock options, nonqualified stock options and restricted shares, as well as other awards such as performance units, performance shares, deferred stock, dividend equivalents and other stock-based awards.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  Stock Option Plan and Other Stock Based Compensation (continued)

Employee stock options vest over five years and expire ten years from the date granted.  The following summarizes stock option activity for the years ended December 31, 2002, 2001 and 2000:

	Options	Weighted Average Exercise Price

Outstanding as of January 1, 2000	2,883,400	$24.60
Granted	263,000	15.72
Canceled/forfeited	(130,500)	23.93

Outstanding as of December 31, 2000	3,015,900	23.86
Granted	1,282,840	19.81
Exercised	(14,500)	16.45
Canceled/forfeited	(126,500)	18.76

Outstanding as of December 31, 2001	4,157,740	22.79
Granted	1,792,186	11.31
Canceled/forfeited	(145,500)	19.46

Outstanding as of December 31, 2002	5,804,426	$19.33

The weighted average fair value of options granted in 2002, 2001 and 2000 was $6.44, $11.30 and $9.43 per share.  As of December 31, 2002, 2001 and 2000, 1,973,969, 1,158,032 and 577,300 of the outstanding options were exercisable with weighted average exercise prices of $23.62, $24.28 and $24.38.  The following summarizes details of outstanding stock options as of December 31, 2002:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)

$7.43 – $9.56	785,500	$9.03	9.6
$12.83 – $18.99	1,977,210	$15.45	9.3
$19.77 – $29.18	3,011,716	$24.45	6.8
at $30.13	30,000	$30.13	6.8

	5,804,426	$19.33	8.0

Pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation”, we have elected to account for employee stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” using an intrinsic value approach to measure compensation expense.  Accordingly, no compensation expense has been recognized for options granted under the Plan since all options were granted to employees at exercise prices equal to or greater than fair market value on the date of grant.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  Stock Option Plan and Other Stock Based Compensation (continued)

Other Stock Based Compensation

In connection with our IPO, we issued a total of 1,412,181 shares of common stock to our employees.  We recorded non-cash compensation expense of $19.3 million in connection with the issuance of these shares.  In October 1999 and April 2000, we made loans to certain of these employees, the proceeds of which were used to satisfy their individual income tax withholding obligations resulting from their receipt of these shares.  In the aggregate, these loans totaled $14.0 million and were recorded to other non-current assets.  The loans are non-recourse and are represented by notes that are secured by common stock pledges equal to the number of shares each individual received as compensation.

Through April 1, 2001, the notes charged interest at a rate of 6% per annum.  Subsequent to April 1, 2001, the rate of interest was adjusted to 5% per annum.  The maturity date of the notes has been extended from October 1, 2004 to October 1, 2009.  In any case, the notes become due 180 days following termination of employment.  The proceeds of any sales of the pledged shares must be applied towards early repayment of these loans unless the value of the remaining shares exceeds 200% of the remaining loan amount.

Accrued interest on these loans since October 1999 continues to be fully reserved as a result of a loan interest forgiveness provision approved by the board of directors, which provides for forgiveness, at our election, of accrued interest on the loans to employees in good standing, as well as gross-up payments related to the employee’s income tax liabilities arising from such forgiveness.  On October 1, 2001, the first interest forgiveness initiative under this provision became effective whereby all accrued interest from October 1, 1999 through September 30, 2001 was forgiven.  Additionally, all income taxes related to such interest forgiveness were paid by us on behalf of the affected employees.  Forgiven interest through September 30, 2001 amounted to $1.6 million.  Income tax liabilities resulting from such forgiven interest through September 30, 2001 amounted to $1.7 million, which is included in our statement of operations as compensation expense.

All accrued interest on the notes from October 1, 2001 through December 23, 2002 was forgiven.  Additionally, we made gross-up payments with respect to the income taxes related to such interest forgiveness on behalf of the affected employees.  Forgiven interest from October 1, 2001 through December 23, 2002 amounted to $867,000, and gross-up payments with respect to the employees’ income tax liabilities resulting from such forgiven interest amounted to $900,000, which amount has been ratably accrued into our statement of operations as compensation expense from October 1, 2001 to December 23, 2002.

In December 2002, the Board of Directors approved a plan whereby each affected employee was offered the opportunity to repay the outstanding loan amounts through surrendering a number of pledged shares with a value equal to the outstanding loan amounts.  In return, the employees would receive shares with a five-year vesting period and separate grants of non-qualified stock options vesting over five and nine year periods.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  Stock Option Plan and Other Stock Based Compensation (continued)

As of December 23, 2002, our President and Chief Operating Officer accepted this offer and surrendered 746,941 shares in full payment of the $9.6 million outstanding principal amount of her loan, and in turn received 450,000 shares of Class B common stock with a five-year vesting period, 600,000 non-qualified stock options vesting equally over five years and 300,000 non-qualified stock options with a cliff vesting after nine years.  All of the stock options issued have an exercise price equal to the closing market value of our common stock on December 23, 2002.  As of December 31, 2002, the shares were recorded as deferred stock compensation on our balance sheet in the amount of $5.9 million.  This deferred compensation will be amortized on a straight-line basis into our operating results as non-cash compensation through December 23, 2007.

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

Debt: The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates.  The fair value of Insight Midwest’s 9¾% and 10½% Senior Notes as of December 31, 2002 and 2001 was $364.8 million and $483.0 million and $210.0 million and $540.0 million.  The fair value of Insight Inc. 12¼% Senior Discount Notes was $208.0 million and $234.0 million as of December 31, 2002 and 2001.

Interest rate swap agreements:  As of January 1, 2001, interest rate swap agreements are recorded in our financial statements at fair value.  Prior to January 1, 2001, interest rate swap agreements were not recorded in our financial statements.  The fair value (cost) of such swap agreements was $(17.8) million and $(22.8) million as of December 31, 2002 and 2001.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a two-year management agreement with InterMedia Partners Southeast (“IPSE”) (now known as Comcast of Montana/Indiana/Kentucky/Ohio), an affiliate of AT&T Broadband (now known as Comcast Cable), to provide management services to cable television systems acquired by AT&T Broadband.  The management agreement has been extended and expires on June 30, 2003.  As of December 31, 2002, these systems served approximately 114,600 customers in the states of Indiana and Kentucky.  Through March 31, 2001, we earned a monthly fee of 3% of gross revenues for providing such management services.  In September 2001, the management agreement was amended to provide for a monthly fee of 5% of gross revenues retroactive to April 1, 2001.  We recognized management fees in connection with this agreement of $2.7 million, $2.4 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000.

On September 30, 2002, Insight Communications Midwest signed an agreement with IPSE to exchange the Griffin, Georgia cable television systems, including approximately 13,000 customers, plus $25.0 million for the Managed Systems located in New Albany, Indiana and Shelbyville, Kentucky, together including approximately 23,000 customers.  Additionally, pursuant to the agreement, Insight Communications Midwest will pay $1.5 million as a closing adjustment to IPSE to complete the rebuild and upgrade of the Griffin, Georgia system.

This system exchange is expected to close on February 28, 2003 and will be accounted for on that date as a sale of the Griffin, Georgia systems and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems.  In connection with this system exchange, we expect to record a gain of approximately $27.0 million equal to the difference between the fair value and carrying value of the Griffin, Georgia systems as of the closing date.  Of the purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems approximately $32.0 million will be preliminarily allocated to such cable television systems’ assets acquired in relation to their fair values and approximately $33.0 million will be preliminarily allocated to franchise costs.

Programming

We purchase the majority of our programming through affiliates of AT&T Broadband (now known as Comcast Cable).  Although we have the ability to purchase substantially all our programming through Comcast Cable, we purchase certain programming directly from programmers for strategic and/or cost purposes.  Charges for such programming, including a 1½% administrative fee, were $130.5 million, $116.0 million and $57.4 million for the years ended December 31, 2002, 2001 and 2000.  As of December 31, 2002 and 2001, $22.6 million and $10.3 million of accrued programming costs were due to affiliates of AT&T Broadband.  We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.  Related Party Transactions (continued)

Telephone Agreements

In July 2000, to facilitate delivery of telephone services, we entered into a ten-year agreement with AT&T Broadband that allows Insight Midwest to deliver to our customers local telephone service.  Under the terms of the agreement, Insight Midwest leases for a fee certain capacity on our network to AT&T Broadband.  Insight Midwest provides certain services and support for which it receives additional payments.  We began providing telephone services to a limited number of our customers in 2001.  Revenue earned from leased network capacity used in the provision of telephone services was $2.2 million and $170,000 in the years ended December 31, 2002 and 2001.  The capital required to deploy telephone services over our networks is shared, with AT&T Broadband responsible for switching and transport facilities.  AT&T is also required to pay us for installations, marketing and billing support that amounted to $7.6 million and $1.4 million for the years ended December 31, 2002 and 2001.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with an affiliate of Comcast Cable, which provides for this affiliate to perform all of our Kentucky advertising sale and related administrative services.  We earned advertising revenues through this affiliate, derived from our Kentucky Systems, of $15.8 million, $12.4 million and $12.8 million for the years ended December 31, 2002, 2001 and 2000.  As of December 31, 2002 and 2001, we had $8.5 million and $6.9 million as a receivable due from this affiliate included in other current assets.  We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth.  As of December 31, 2002 and 2001, we had $308,000 and $666,000 recorded as payables to this affiliate related to such services.

14.  401(k) Plan

We sponsor a savings and investment 401(k) Plan for the benefit of our employees. All employees who have completed six months of employment and have attained age 18 are eligible to participate in the plan.  We make matching contributions equal to 100% of the employee’s contribution excluding any such contributions in excess of 5% of the employee’s wages.  Effective April 1, 2001, 50% of our matching contribution to the plan is in the form of our common stock.  For the years ended December 31, 2002, 2001 and 2000, we matched contributions of $3.2 million, $2.3 million and $957,000.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Lease Agreements

We lease and sublease equipment and office space under various operating lease arrangements expiring through December 31, 2015.  Future minimum rental payments required under such operating leases as of December 31, 2002 were (in thousands):

2003	$4,185
2004	3,437
2005	2,798
2006	2,449
2007	1,952
Thereafter	4,286

Total	$19,107

Rental expense on operating leases for the years ended December 31, 2002, 2001 and 2000 was $5.7 million, $5.5 million and $4.6 million.

Litigation

Insight Kentucky and certain prior owners of the Kentucky Systems have been named in class actions regarding the pass-through of state and local property tax charges to approximately 320,000 customers by the prior owners of the Kentucky Systems.  The plaintiffs seek monetary damages and the enjoinment of the collection of such taxes.  We have entered into agreements with the plaintiffs to settle these lawsuits and have received final court approval in December 2002.  The settlements will not have a material effect on our results of operations or cash flows.

Separately, we have filed a state court action against the City of Louisville for its grant of a more favorable franchise to Knology, Inc.  Our commencement of this action automatically suspended this franchise pending a court determination.  In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise from the City, the state court action.  In March 2001, the federal court preliminarily set aside the state court suspension of Knology’s franchise.  We believe we have substantial and meritorious defenses to the asserted federal claims and intend to

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.  Commitments and Contingencies (continued)

defend it vigorously.  Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

16.  At Home Corporation

On September 28, 2001, At Home Corporation, the former provider of high-speed data services for all of our systems except for those located in Ohio, filed for protection under Chapter 11 of the Bankruptcy Code.  For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim agreement with @ Home to extend service through November 30, 2001.  Further, in December 2001, we entered into an additional interim service arrangement whereby we paid $10.0 million to @ Home to extend service for three months through February 28, 2002 that was recorded as expense ratably over the three-month period.

As a result of these interim arrangements we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001.  Additionally, as of December 31, 2001, we recorded an allowance for bad debt of $1.0 million for a net receivable from @ Home in connection with monies @ Home collected from our high-speed data customers on our behalf prior to September 28, 2001.  Additionally, we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered during the three months ended March 31, 2002.  These additional costs are included in non-recurring high-speed data service charges in our statement of operations.

In December 2001, we entered into a four-year agreement with AT&T Corporation to provide high-speed data service to all our affected systems.  We transferred all our affected systems to our own regional network that resides on AT&T Corporation’s platform.  Such high-speed data services commenced progressively on a system-by-system basis beginning in February 2002, with all affected systems being served as of March 1, 2002.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.  Quarterly Financial Data (Unaudited)

	Three months ended					Year ended December 31, 2002

2002	March 31	June 30	September 30	December 31

	(in thousands, except per share amounts)
Revenue	$192,178	$200,033	$204,936	$210,735		$807,882
Operating income	29,185	39,824	30,052	39,941		139,002
Net loss	(12,254)	(6,556)	(9,013)	(20,169	)*	(47,992)
Net loss attributable to common stockholders	(17,209)	(11,558)	(14,063)	(25,269	)*	(68,099)
Basic and diluted loss per share attributable to common stockholders	(.29)	(.19)	(.23)	(.42	)*	(1.13)

*  Includes impairment loss of $18.0 million and gain on extinguishment of debt of $3.6 million.

	Three months ended				Year ended December 31, 2002

2001	March 31	June 30	September 30	December 31

	(in thousands, except per share amounts)
Revenue	$174,226	$181,247	$183,466	$189,399	$728,338
Operating income	(13,230)	(14,976)	(14,122)	(28,505)	(70,833)
Net loss	(1,977)	(21,874)	(20,150)	(30,788)	(74,789)
Net loss attributable to common stockholders	(6,743)	(26,681)	(24,998)	(35,799)	(94,221)
Basic and diluted loss per share attributable to common stockholders	(.11)	(.44)	(.42)	(.59)	(1.57)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insight Communications Company, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT COMMUNICATIONS COMPANY, INC.

Date: March 6, 2003	By:	/s/ MICHAEL S. WILLNER

Michael S. Willner, Vice Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ SIDNEY R. KNAFEL

Sidney R. Knafel	Chairman of the Board	March 6, 2003

/s/ MICHAEL S. WILLNER

Michael S. Willner	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	March 6, 2003

/s/ KIM D. KELLY

Kim D. Kelly	President, Chief Operating Officer and Director	March 6, 2003

/s/ DINESH C. JAIN

Dinesh C. Jain	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2003

/s/ DANIEL MANNINO

Daniel Mannino	Senior Vice President and Controller (Principal Accounting Officer)	March 6, 2003

/s/ THOMAS L. KEMPNER

Thomas L. Kempner	Director	March 6, 2003

/s/ JAMES S. MARCUS

James S. Marcus	Director	March 6, 2003

/s/ PRAKASH A. MELWANI

Prakash A. Melwani	Director	March 6, 2003

/s/ DANIEL S. O’CONNELL

Daniel S. O’Connell	Director	March 6, 2003

CERTIFICATIONS

I, Michael S. Willner, certify that:

1)	I have reviewed this annual report on Form 10-K of the Registrant;

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

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

6)

The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MICHAEL S. WILLNER

Michael S. Willner Vice Chairman and Chief Executive Officer
March 14, 2003

I, Dinesh C. Jain, certify that:

1)	I have reviewed this annual report on Form 10-K of the Registrant;

2)

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4)

The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors:

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6)

The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer
March 14, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael S. Willner, hereby certify that the annual report on Form 10-K of the Registrant for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ MICHAEL S. WILLNER

Michael S. Willner Vice Chairman and Chief Executive Officer
March 14, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the annual report on Form 10-K of the Registrant for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain Senior Vice President and Chief Financial Officer
March 14, 2003