Form 10-K/A
period 2002-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2003-03-25
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
 (Amendment No. 1)

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

EXPLANATORY NOTE

          Insight Communications Company, Inc. hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (the “Form 10-K”) (filed on March 14, 2003) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the “Form 10-K/A”).  This Form 10-K/A includes amendments to the following sections of the Form 10-K:

          I.          Item 6.  Selected Financial Data.  The last sentence on p. 36 reflects a change in the pro forma net loss that would have resulted from the adoption of SFAS No. 142 for the year ended December 31, 2001 to $(11.8) million.  A change has also been made on p. 38 to change the number of  “cable modem customers” under the “Ohio System” column to18,600, resulting in a change in the corresponding “Total Systems” column to 139,900.

          II.          Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  The first sentence of the third paragraph on p. F-8 reflects a change in the pro forma net loss that would have resulted from the adoption of SFAS No. 142 for the year ended December 31, 2001 to $(11.8) million. This sentence also reflects a change in the pro forma basic and diluted loss per share attributable to common stockholders to $(.52) and $(.57) for the years ended December 31, 2001 and 2000. The table accompanying such paragraph reflects changes in the exclusion of amortization for the year ended December 31, 2001 for franchise costs to $50.3 million and for goodwill to $12.7 million, resulting in the change to the pro forma net loss.

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

                    In addition, in accordance with the adoption of SFAS No. 142, beginning January 1, 2002, we no longer record amortization expense associated with franchise costs, goodwill and other indefinite-lived intangible assets.  This change in accounting would have resulted in a net income (loss) of $(11.8) million, $(15.1) million, $(68.6) million and $142.5 million for each of the years ended December 31, 2001, 2000, 1999 and 1998.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenues	$807,882	$728,338	$489,146	$249,563	$114,861
Operating costs and expenses:
Programming and other operating costs	274,753	258,934	170,071	73,208	30,984
Selling, general and administrative	173,505	153,003	104,974	60,816	25,822
Non-recurring high-speed data charges	4,116	3,785	—	—	—
Non-cash compensation and related charges	—	—	—	19,285	—
Depreciation and amortization	216,506	383,449	236,242	131,308	43,849

Total operating costs and expenses	668,880	799,171	511,287	284,617	100,655

Operating income (loss)	139,002	(70,833)	(22,141)	(35,054)	14,206
Other income (expense):
Gain (loss) on cable systems exchange	—	34,178	(956)	15,799	111,746
Gain on contribution of cable systems to joint venture	—	—	—	—	44,312
Interest expense	(204,730)	(213,045)	(115,524)	(57,053)	(31,817)
Interest income	2,126	7,315	5,771	6,655	3,711
Other	(502)	(2,320)	(294)	(345)	(444)

Total other income (expense)	(203,106)	(173,872)	(111,003)	(34,944)	127,508

Income (loss) before minority interest, investment activity and income taxes	(64,104)	(244,705)	(133,144)	(69,998)	141,714
Minority interest	31,076	141,314	67,773	31,339	3,410
Equity in losses of investees	—	(2,031)	(3,830)	(13,963)	(3,251)
Impairment write-down of investments	(18,023)	(9,899)	(88,554)	—	—
Gain (loss) from early extinguishment of debt	3,560	(10,315)	—	—	(3,267)
Gain on sale of equity investments	—	—	80,943	—	—

Income (loss) before income taxes	(47,491)	(125,636)	(76,812)	(52,622)	138,606
Benefit (provision) for income taxes	(501)	50,847	33,825	(31,586)	—

Net income (loss)	(47,992)	(74,789)	(42,987)	(84,208)	138,606
Accrual of preferred interests	(20,107)	(19,432)	(18,725)	—	—
Accretion of redeemable Class B common units	—	—	—	(7,118)	(5,729)

Net income (loss) attributable to common stockholders	$(68,099)	$(94,221)	$(61,712)	$(91,326)	$132,877

Basic income (loss) per share attributable to common stockholders	$(1.13)	$(1.57)	$(1.03)	$(2.58)	$6.55
Diluted income (loss) per share attributable to common stockholders	(1.13)	(1.57)	(1.03)	(2.58)	4.61

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(dollars in thousands)
Other Financial Data:
OCF (1)	$359,624	$316,401	$214,101	$115,539	$58,055
OCF Margin (2)	44.5%	43.4%	43.8%	46.3%	50.5%
Capital expenditures	283,004	325,581	262,241	135,929	44,794
Net cash provided by operating activities	175,296	161,325	91,632	96,448	44,760
Net cash used in investing activities	293,390	802,875	279,810	516,487	142,190
Net cash provided by (used in) financing activities	(5,604)	806,365	108,400	513,648	116,250
Balance Sheet Data:
Cash and cash equivalents	$74,850	$198,548	$33,733	$113,511	$19,902
Property, plant and equipment, net	1,220,251	1,151,709	820,888	643,138	155,412
Total assets	3,789,062	3,867,392	2,244,586	1,989,470	660,916
Total debt, including preferred interests	2,772,824	2,728,189	1,552,804	1,233,000	573,663
Partners’ (deficit)/stockholders’ equity	578,145	646,030	540,680	588,060	(7,928)

	As of December 31, 2002, except where noted

	Indiana Systems	Kentucky Systems	Illinois Systems (3)	Ohio System	Managed Systems (4)	Total Systems

Technical Data:
Network miles	8,700	9,300	7,700	2,600	3,400	32,000
Number of headends	16	6	22	1	17	62
Number of headends expected upon completion of upgrades during 2003 (5)	11	5	19	1	N/A	51
Number of headends serving 95% of our customers expected upon completion of our upgrades (5)	3	4	6	1	N/A	14
Operating Data:
Homes passed (6)	569,200	783,100	687,800	198,700	197,600	2,436,400
Basic customers (7)	326,000	449,100	413,700	88,100	114,600	1,391,500
Basic penetration (8)	57.3%	57.4%	60.2%	44.3%	58.0%	57.1%
Digital ready homes (9)	299,300	446,700	395,400	81,700	17,100	1,240,200
Digital customers (10)	77,000	143,400	82,800	29,400	2,800	335,400
Digital penetration (11)	25.7%	32.1%	20.9%	35.9%	16.2%	26.9%
Premium units (12)	131,500	233,800	188,100	64,400	29,600	647,400
Premium penetration (13)	40.3%	52.1%	47.0%	73.0%	25.8%	46.6%
Cable modem customers (14)	35,600	51,500	30,900	18,600	3,300	139,900

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

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

2.7	Amendment to the Asset Purchase and Sale Agreement, dated January 5, 2001 (3)

3.1	Restated Certificate of Incorporation of Registrant (4)

3.2	By-laws of Registrant (4)

10.1	1999 Equity Incentive Plan of Registrant (amends and restates 1999 Stock Option Plan)*

10.2

Credit Agreement, dated as of January 5, 2001, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (“Credit Agreement”) (3)

10.2A	Amendment No. 1 to Credit Agreement*

10.2B	Amendment No. 2 to Credit Agreement (5)

10.3	Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 2001(6)

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

10.20	Amended and Restated Consulting Agreement, dated as of March 17, 2000, by and between InterMedia Partners Southeast and Insight Communications Company, L.P.(7)

10.21	Asset Exchange Agreement, dated September 30, 2002, between InterMedia Partners Southeast and Insight Communications Midwest, LLC (8)

10.22	Form of Amended and Restated Non-Recourse Secured Promissory Note, dated December 23, 2002*

10.23	Agreement, dated as of December 23, 2002, by and between Kim D. Kelly, Registrant and certain stockholders*

21.1	Subsidiaries of the Registrant (13)

23.1	Consent of Ernst & Young LLP

*Previously filed.
(1)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated August 15, 2000, and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 5, 2001, and incorporated herein by reference.
(4)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-78293) and incorporated herein by reference.
(5)	Filed as an exhibit to Registrant’s Quarterly Report on form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.
(6)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(7)	Filed as an exhibit to the Registration Statement on Form S-4 of Insight Midwest, L.P. and Insight Capital, Inc. (Registration No. 333- 33540) and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

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

See accompanying note

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

See accompanying note

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

Applying the effects of the adoption of SFAS No. 142 to the years ended December 31, 2001 and 2000, would have resulted in net loss of $(11.8) million and $(15.1) million and basic and diluted loss per share attributable to common stockholders of $(.52) and $(.57).  The reconciliation of reported net loss to pro forma net loss as adjusted for the effects of SFAS No. 142 for the years ended December 31, 2001 and 2000 is as follows (in thousands):

	Year Ended December 31, 2001	Year Ended December 31, 2000

Net loss as reported	$(74,789)	$(42,987)
Exclude amortization, net of minority interest and taxes for:
Franchise costs	50,308	23,827
Goodwill	12,688	4,052

Pro forma net loss	$(11,793)	$(15,108)

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

Stock-Based Compensation

We have elected to use the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), to account for stock-based compensation. Under APB No. 25, compensation expense is recognized only when the exercise price of options is below the market price of the underlying stock on the date of grant.  Such costs are deferred and recognized ratably as compensation expense over the vesting period.  The following table summarizes relevant information as to reported results under our intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied for each of the three years ended December 31, 2002.  The following assumptions were used in determining the fair values: weighted average risk-free interest rate – 4.00% (2002), 4.50% (2001) and 6.25% (2000); stock price volatility of 50% in all years; dividend yield of 0% in all years; and expected option life of seven years in all years (in thousands, except share data):

	2002	2001	2000

Net loss attributable to common stockholders	$(68,099)	$(94,221)	$(61,712)
Stock-based compensation as reported, net of tax	124	56	—
Stock-based compensation determined under fair value based method for all awards, net of tax	(4,175)	(748)	(400)

Adjusted net loss attributable to common stockholders	$(72,150)	$(94,913)	$(62,112)

Basic and diluted net loss per share, as reported	$(1.13)	$(1.57)	$(1.03)

Basic and diluted net loss per share, SFAS 123 adjusted	$(1.20)	$(1.58)	$(1.04)

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

Marketing and Promotional

Marketing and promotional costs are expensed as incurred.  Marketing and promotional expenses for the years ended December 31, 2002, 2001 and 2000 were $12.7 million, $14.8 million and $ 13.8 million.

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

8. Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31,:

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

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

16. At Home Corporation

On September 28, 2001, At Home Corporation, the former provider of high-speed data services for all of our systems except for those located in Ohio, filed for protection under Chapter 11 of the Bankruptcy Code.  For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim agreement with @Home to extend service through November 30, 2001.  Further, in December 2001, we entered into an additional interim service arrangement whereby we paid $10.0 million to @Home to extend service for three months through February 28, 2002 that was recorded as expense ratably over the three-month period.

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENS (CONTINUED)

17. Quarterly Financial Data (Unaudited)

	Three months ended					Year ended December 31, 2002

2002	March 31	June 30	September 30	December 31

	(in thousands, except per share amounts)
Revenue	$192,178	$200,033	$204,936	$210,735		$807,882
Operating income	29,185	39,824	30,052	39,941		139,002
Net loss	(12,254)	(6,556)	(9,013)	(20,169	)*	(47,992)
Net loss attributable to common stockholders	(17,209)	(11,558)	(14,063)	(25,269	)*	(68,099)
Basic and diluted loss per share attributable to common stockholders	(.29)	(.19)	(.23)	(.42	)*	(1.13)

*  Includes impairment loss of $18.0 million and gain on extinguishment of debt of $3.6 million.

	Three months ended				Year ended December 31, 2001

2002	March 31	June 30	September 30	December 31

	(in thousands, except per share amounts)
Revenue	$174,226	$181,247	$183,466	$189,399	$728,338
Operating loss	(13,230)	(14,976)	(14,122)	(28,505)	(70,833)
Net loss	(1,977)	(21,874)	(20,150)	(30,788)	(74,789)
Net loss attributable to common stockholders	(6,743)	(26,681)	(24,998)	(35,799)	(94,221)
Basic and diluted loss per share attributable to common stockholders	(.11)	(.44)	(.42)	(.59)	(1.57)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insight Communications Company, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT COMMUNICATIONS COMPANY, INC.

Date: March 25, 2003	By:	/s/ MICHAEL S. WILLNER

Michael S. Willner, Vice Chairman and
Chief Executive Officer

CERTIFICATIONS

I, Michael S. Willner, certify that:

1)	I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of the Registrant;

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

/s/ MICHAEL S. WILLNER

Michael S. Willner
Vice Chairman and Chief Executive Officer
March 25, 2003

I, Dinesh C. Jain, certify that:

1)	I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of the Registrant;

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
March 25, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael S. Willner, hereby certify that the annual report on Form 10-K/A (Amendment No. 1) of the Registrant for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ MICHAEL S. WILLNER

Michael S. Willner
Vice Chairman and Chief Executive Officer
March 25, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the annual report on Form 10-K/A (Amendment No. 1) of the Registrant for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ DINESH C. JAIN

Dinesh C. Jain
Senior Vice President and Chief Financial Officer
March 25, 2003