Form 10-Q
period 2003-03-31
INSIGHT COMMUNICATIONS CO INC
filed 2003-05-07
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Class A Common Stock, $.01 Par Value	50,748,501
Class B Common Stock, $.01 Par Value	9,354,468

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2003	December 31, 2002
	unaudited
Assets
Cash and cash equivalents	$91,028	$74,850
Investments	4,387	3,666
Trade accounts receivable, net of allowance for doubtful accounts of $1,294 and $1,296 as of March 31, 2003 and December 31, 2002	22,871	25,725
Launch funds receivable	1,520	5,197
Prepaid expenses and other assets	21,241	16,177

Total current assets	141,047	125,615
Fixed assets, net	1,231,260	1,220,251
Goodwill	72,430	72,965
Franchise costs	2,361,882	2,331,282
Deferred financing costs, net of accumulated amortization of $10,167 and $9,030 as of March 31, 2003 and December 31, 2002	32,161	33,298
Other non-current assets	5,467	5,651

Total assets	$3,844,247	$3,789,062

Liabilities and stockholders’ equity
Accounts payable	$21,429	$47,220
Accrued expenses and other liabilities	22,165	23,035
Accrued property taxes	18,743	14,428
Accrued programming costs	49,535	34,922
Deferred revenue	4,984	4,132
Interest payable	46,524	24,685
Debt – current portion	25,417	5,000
Preferred interest distribution payable	1,750	5,250

Total current liabilities	190,547	158,672
Deferred revenue	6,022	6,533
Debt	2,591,406	2,576,004
Other non-current liabilities	46,181	53,085
Minority interest	225,741	224,803
Preferred interests	193,470	191,820
Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock; $.01 par value:
Class A – 300,000,000 shares authorized; 50,740,501 and 50,704,390 shares issued and outstanding as of March 31, 2003 and December 31, 2002	508	507
Class B – 100,000,000 shares authorized; 9,354,468 and 9,354,468 shares issued and outstanding as of March 31, 2003 and December 31, 2002	93	93
Additional paid-in-capital	825,229	829,873
Accumulated deficit	(233,695)	(237,956)
Deferred stock compensation	(5,629)	(5,882)
Accumulated other comprehensive income (loss)	4,374	(8,490)

Total stockholders’ equity	590,880	578,145

Total liabilities and stockholders’ equity	$3,844,247	$3,789,062

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2003	2002
Revenue	$215,045	$192,745
Operating costs and expenses:
Programming and other operating costs	79,868	70,120
Selling, general and administrative	45,094	40,880
High-speed data charges	—	4,116
Depreciation and amortization	54,994	48,444

Total operating costs and expenses	179,956	163,560

Operating income	35,089	29,185
Other income (expense):
Gain on cable system exchange	26,992	—
Interest expense	(51,446)	(51,935)
Interest income	234	897
Other	(5)	3

Total other expense, net	(24,225)	(51,035)
Income (loss) before minority interest, investment activity and income taxes	10,864	(21,850)
Minority interest income (expense)	(6,478)	9,926
Impairment write-down of investments	—	(205)

Income (loss) before income taxes	4,386	(12,129)
Provision for income taxes	(125)	(125)

Net income (loss)	4,261	(12,254)
Accrual of preferred interests	(5,150)	(4,955)

Net loss applicable to common stockholders	$(889)	$(17,209)

Basic and diluted loss per share attributable to common stockholders	$(.01)	$(.29)
Basic and diluted weighted-average shares outstanding	60,077	60,253

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2003	2002
Operating activities:
Net income (loss)	$4,261	$(12,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54,994	48,444
Impairment of investments	—	205
Gain on cable systems exchange	(26,992)	—
Minority interest expense (income)	6,478	(9,926)
Provision for losses on trade accounts receivable	2,399	2,594
Contribution of stock to 401(k) Plan	447	798
Amortization of note discount	8,069	7,517
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	455	2,741
Launch fund receivable	3,677	3,537
Prepaid expenses and other assets	(4,880)	1,496
Accounts payable	(25,791)	(19,547)
Accrued expenses and other liabilities	40,089	18,095

Net cash provided by operating activities	63,206	43,700

Investing activities:
Purchase of fixed assets	(40,545)	(50,348)
Purchase of intangible assets	(621)	(40)
Purchase of investments	(137)	—
Purchase of cable television systems	(26,475)	(8,798)

Net cash used in investing activities	(67,778)	(59,186)

Financing activities:
Distributions of preferred interests	(7,000)	(7,000)
Proceeds from borrowings under credit facility	29,000	30,000
Repayment of credit facility	(1,250)	—
Principal payment on capital lease and other non-current liabilities	—	(335)

Net cash provided by financing activities	20,750	22,665

Net increase in cash and cash equivalents	16,178	7,179
Cash and cash equivalents, beginning of period	74,850	198,548

Cash and cash equivalents, end of period	$91,028	$205,727

See accompanying notes.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Kentucky, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of March 31, 2003. In addition, as discussed in Note 7, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems and also manage certain systems owned by an affiliate of Comcast Cable Holdings, LLC (“Comcast Cable”) (formerly known as AT&T Broadband, LLC), the owner of the remaining 50% interest in Insight Midwest.

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

3. Recent Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

Pursuant to SFAS No. 148, we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under the Plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123 had been applied to each of the three month periods ended March 31, 2003 and 2002 (in thousands, except per share data):

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements (continued)

	Three months ended March 31,
	2003	2002
Net loss attributable to common stockholders	$(889)	$(17,209)
Stock-based compensation as reported, net of tax	313	24
Stock-based compensation determined under fair value based method for all awards, net of tax	(1,821)	(986)

Adjusted net loss attributable to common stockholders	$(2,397)	$(18,171)

Basic and diluted net loss per share, as reported	$(.01)	$(.29)

Basic and diluted net loss per share, SFAS 123 adjusted	$(.04)	$(.30)

4. Long-Lived Assets

Fixed assets consisted of:

	March 31,	December 31,
	2003	2002
	(in thousands)
Land, buildings and improvements	$37,723	$37,751
Cable system equipment	1,898,535	1,851,864
Furniture, fixtures and office equipment	17,177	16,850

	1,953,435	1,906,465
Less accumulated depreciation and amortization	(722,175)	(686,214)

Total fixed assets, net	$1,231,260	$1,220,251

We recorded amortization expense of $1.2 million and $1.5 million for the three months ended March 31, 2003 and 2002. We estimate aggregate amortization expense, primarily related to deferred financing costs, to be approximately $5.0 million for each of the five succeeding fiscal years.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt

Debt consisted of:

	March 31, 2003	December 31, 2002
	(in thousands)
Insight Ohio Credit Facility	$23,750	$25,000
Insight Midwest Holdings Credit Facility	1,467,000	1,438,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	500,000	500,000
Insight Inc. 12¼% Senior Discount Notes	360,000	360,000

	2,735,750	2,708,000
Less unamortized discount on notes	(118,927)	(126,996)

Total debt	$2,616,823	$2,581,004

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings, LLC (“Insight Midwest Holdings”), a wholly owned subsidiary of Insight Midwest, which owns all of our cable television systems other than those located in Ohio, is party to a $1.75 billion credit facility. On March 28, 2002, we loaned $100.0 million to Insight Midwest, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted to make distributions to Insight Midwest for the purpose of repaying our loan provided that there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

Debt Principal Payments

As of March 31, 2003, principal payments required on our debt were as follows (in thousands):

2003	$3,750
2004	80,000
2005	81,250
2006	81,250
2007	81,250
Thereafter	2,408,250

Total	$2,735,750

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

Interest Rate Swap and Collar Agreements

We enter into interest-rate swap and collar agreements to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed and floating rate interest payments in exchange for floating and fixed rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets.

Floating Rate to Fixed Rate Swaps

As of March 31, 2003 and December 31, 2002, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 5.0% and 5.9% on $435.0 million notional value of debt. Of the agreements outstanding as of March 31, 2003, $285.0 million expire in July 2003 and $150.0 million expire in August 2004. We recorded $2.5 million and $2.7 million of accrued interest related to these agreements as of March 31, 2003 and December 31, 2002.

Fixed Rate to Floating Rate Swaps

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt. Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003. These interest rate swaps expire in November 2005.

6. Comprehensive Income (Loss)

Comprehensive income (loss) totaled $12.0 million and $(11.1) million for the three months ended March 31, 2003 and 2002. We own equity securities that are classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. In addition, we record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a two-year management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. The management agreement has been extended and expires on June 30, 2003. As of March 31, 2003, these systems served approximately 91,800 customers in the state of Indiana. We recognized management fees in connection with this agreement of $658,000 and $635,000 for the three months ended March 31, 2003 and 2002.

On February 28, 2003, Insight Communications Midwest exchanged with Comcast of Montana/Indiana/Kentucky/Ohio the system we then owned in Griffin, Georgia, serving approximately 11,800 customers, plus $25.0 million, for the managed systems located in New Albany, Indiana and Shelbyville, Kentucky, together serving approximately 23,400 customers. Additionally, pursuant to the agreement, Insight Communications Midwest paid approximately $1.5 million as a closing adjustment to Comcast of Montana/Indiana/Kentucky/Ohio to complete the rebuild and upgrade of the Griffin, Georgia system.

This system exchange was accounted for on that date as a sale of the Griffin, Georgia system and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems. In connection with this system exchange, we recorded a gain of approximately $27.0 million equal to the difference between the fair value and carrying value of the Griffin, Georgia system as of the closing date. Of the $64.5 million purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems $31.9 million was preliminarily allocated to such cable television systems’ assets acquired in relation to their fair values and $32.6 million was preliminarily allocated to franchise costs.

Programming

We purchase the majority of our programming through an affiliate of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $35.6 million and $31.0 million for the three months ended March 31, 2003 and 2002. As of March 31, 2003 and December 31, 2002, $35.6 million and $22.6 million of accrued programming costs were due to an affiliate of Comcast Cable. We believe that the programming rates charged through this affiliate are lower than those available from independent parties.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Related Party Transactions (continued)

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows Insight Midwest to deliver local telephone service. Under the terms of the agreement, Insight Midwest leases certain capacity on our network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $1.1 million and $200,000 for the three months ended March 31, 2003 and 2002.

In addition, Insight Midwest provides certain services and support for which it receives additional payments related to installations, marketing and billing support. Fee revenue earned in connection with installations is deferred and amortized over the expected term a telephone customer maintains their telephone service, currently estimated to be three years. Marketing and billing support revenue is recognized in the period such services are performed.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $3.9 million and $3.3 million for the three months ended March 31, 2003 and 2002. As of March 31, 2003 and December 31, 2002, we had $9.4 million and $8.5 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of March 31, 2003 and December 31, 2002, we had $449,000 and $308,000 recorded as payables to this affiliate related to such services.

SourceSuite

On March 14, 2002, Insight Interactive purchased the remaining 50% equity interest in SourceSuite that it did not already own from Source Media by tendering $10.2 million face amount of Source Media’s 12% bonds. The fair market value of such tendered bonds on March 14, 2002 was $205,000. The excess of the fair value of SourceSuite’s acquired assets and liabilities over the purchase price of $205,000, totaling $571,000, was allocated as a reduction to long-lived assets based on their respective fair values. The operating results of SourceSuite have been consolidated in the accompanying financial statements effective January 1, 2002.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. At Home Corporation

High-speed data service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered from January 1, 2002 through February 28, 2002 which are presented as high-speed data charges on our statement of operations.

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

Litigation

We have filed a state court action against the City of Louisville for its grant of a more favorable franchise to Knology, Inc. Our commencement of this action automatically suspended this franchise pending a court determination. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise from the City, the state court action. In March 2001, the federal court preliminarily set aside the state court suspension of Knology’s franchise. A trial date has been scheduled for May 19, 2003. We believe we have substantial and meritorious defenses to the asserted federal claims and intend to defend it vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, changes in laws and regulations, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition.

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

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows Insight Midwest to deliver local telephone service. Under the terms of the agreement, Insight Midwest leases certain capacity on our network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $1.1 million and $200,000 for the three months ended March 31, 2003 and 2002.

In addition, Insight Midwest provides certain services and support for which it receives additional payments related to installations, marketing and billing support. Fee revenue earned in connection with installations is deferred and amortized over the expected term a telephone customer maintains their telephone service, currently estimated to be three years. Marketing and billing support revenue is recognized in the period such services are performed.

Some of the principal reasons for our net losses through March 31, 2003 include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Revenue	$215,045	$192,745
Operating costs and expenses:
Programming and other operating costs	79,868	70,120
Selling, general and administrative	45,094	40,880
High-speed data charges	—	4,116
Depreciation and amortization	54,994	48,444

Total operating costs and expenses	179,956	163,560

Operating income	35,089	29,185
Operating cash flow	90,083	77,629
Interest expense	51,446	51,935
Minority interest income (expense)	(6,478)	9,926
Net income (loss)	4,261	(12,254)
Net cash provided by operating activities	63,206	43,700
Net cash used in investing activities	67,778	59,186
Net cash provided by financing activities	20,750	22,665

Operating cash flow (“OCF”) represents operating income or loss before depreciation and amortization. We believe that OCF is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. However, OCF is not intended to be a performance measure that should be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as determined in accordance with accounting principles generally accepted in the United States. Refer to our consolidated financial statements, including our consolidated statements of cash flows, which appear elsewhere in this report.

The following calculations of OCF are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Operating income	$35,089	$29,185
Adjustment (1):
Depreciation and amortization	54,994	48,444

Operating cash flow	$90,083	$77,629

(1) The adjustment to OCF excludes high-speed data charges of $4.1 million for the three months ended March 31, 2002 that were included in previous reports filed by us.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue increased $22.3 million or 12% to $215.0 million for the three months ended March 31, 2003 from $192.7 million for the three months ended March 31, 2002. The increase in revenue was primarily the result of gains in our high-speed data and digital services with revenue increases over the prior year’s quarter of 74% and 24%. In addition, our basic cable service revenue increased 7% primarily due to basic rate increases.

Revenue by service offering were as follows for the three months ended March 31 (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue
Basic	$130,851	60.9%	$122,306	63.5%
Digital	19,132	8.9%	15,431	8.0%
High-speed data	20,262	9.4%	11,652	6.0%
Premium / analog pay-per-view	14,704	6.8%	15,377	8.0%
Telephone	2,568	1.2%	810.4%
Advertising	12,535	5.8%	11,531	6.0%
Franchise fees	6,702	3.1%	6,389	3.3%
Other	8,291	3.9%	9,249	4.8%

Total	$215,045	100.0%	$192,745	100.0%

RGUs (Revenue Generating Units) were approximately 1,870,000 as of March 31, 2003 compared to approximately 1,689,900 as of March 31, 2002. This represents a growth rate of 11%. On a same store basis, RGUs grew 10% from the prior year quarter. RGUs represent the sum of basic, digital, high-speed data, and telephone customers.

Average monthly revenue per basic customer, including management fee revenue and SourceSuite revenue, was $55.34 for the three months ended March 31, 2003, compared to $49.60 for the three months ended March 31, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed data and digital service increased to $10.13 for the three months ended March 31, 2003, up from $6.97 for the three months ended March 31, 2002.

Programming and other operating costs increased $9.7 million or 14% to $79.9 million for the three months ended March 31, 2003, from $70.1 million for the three months ended March 31, 2002. The increase in programming and other operating costs was primarily the result of increased programming costs for our classic, digital and high-speed data services due to increased programming rates and customers served as well as additional programming added in our newly rebuilt systems. Programming costs increased 10% for the three months ended March 31, 2003 from the three months ended March 31, 2002.

Selling, general and administrative expenses increased $4.2 million or 10% to $45.1 million for the three months ended March 31, 2003, from $40.9 million for the three months ended March 31, 2002. The increase in selling, general and administrative expenses was primarily the result of increased costs related to salaries and benefits due to increased headcount in our telephone and customer service groups. Additionally, the increase is related to a decrease in funds received for marketing support (recorded as a reduction to selling, general and administrative expenses) for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

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

Depreciation and amortization expense increased $6.6 million or 14% to $55.0 million for the three months ended March 31, 2003, from $48.4 million for the three months ended March 31, 2002. The increase in depreciation and amortization expense was primarily the result of additional capital expenditures through March 31, 2003 to support the continued rebuild of our Illinois systems and the rollout of new digital, high-speed data and telephone services to existing rebuilt systems.

OCF increased $12.5 million or 16% to $90.1 million for the three months ended March 31, 2003, from $77.6 million for the three months ended March 31, 2002. The increase is primarily due to increased basic, digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs. In addition, the increase in OCF is also attributable to the absence of high-speed data service charges to @Home for the three months ended

March 31, 2003 that were previously included in the adjustments to OCF during the three months ended March 31, 2002.

Interest expense remained relatively flat for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Interest expense decreased $489,000 or 1% primarily as a result of lower interest rates, which averaged 7.79% for the three months ended March 31, 2003, versus 7.88% for the three months ended March 31, 2002. Partially offsetting this decrease was higher outstanding debt, which averaged $2.60 billion for the three months ended March 31, 2003, versus $2.56 billion for the three months ended March 31, 2002.

Minority interest decreased $16.4 million or 165% to expense of $(6.5) million for the three months ended March 31, 2003 from income of $9.9 million for the three months ended March 31, 2002. The decrease is the result of Insight Midwest’s net income applicable to common interests primarily due to the $27.0 million gain recorded on the swap of our Griffin, GA system for the managed Shelbyville, KY and New Albany, IN systems owned by Comcast of Montana/Indiana/Kentucky/Ohio.

For the three months ended March 31, 2003, net income was $4.3 million.

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

Cash provided by operations for the three months ended March 31, 2003 and 2002 was $63.2 million and $43.7 million. The increase was primarily attributable to the timing of cash receipts and payments related to working capital accounts.

Cash used in investing activities for the three months ended March 31, 2003 and 2002 was $67.8 million and $59.2 million. The increase was primarily attributable to the swap of our Griffin, GA system for the managed Shelbyville, KY and New Albany, IN systems owned by Comcast of Montana/Indiana/Kentucky/Ohio offset by reduced capital spending during the current quarter.

Cash provided by financing activities for the three months ended March 31, 2003 and 2002 was $20.8 million and $22.7 million. The decrease was primarily attributable to lower net borrowings from the Insight Midwest Holdings Credit Facility during the three months ended March 31, 2003 and a $1.3 million principal repayment of the Insight Ohio Credit Facility on March 31, 2003. We contributed $7.0 million to Insight Ohio during the three months ended March 31, 2003 and 2002.

For the three months ended March 31, 2003 and 2002, we spent $40.5 million and $50.3 million in capital expenditures largely to support our plant rebuild in Illinois which is estimated to be substantially completed by year-end, telephone deployment and success-based capital including interactive digital and high-speed data expansion.

On March 28, 2002, we loaned $100.0 million to Insight Midwest, $97.0 million of which was contributed to Insight Midwest Holdings on April 18, 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio on March 28, 2002. Insight Midwest Holdings is permitted to make distributions to Insight Midwest for the purpose of repaying our loan provided that there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

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

We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon the $283.0 million of unused availability under the Midwest Holdings Credit Facility as of March 31, 2003 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of March 31, 2003, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total
2003	$3,750	$—	$3,121	$6,871
2004	80,000	—	3,441	83,441
2005	81,250	—	2,789	84,039
2006	81,250	140,000	2,445	223,695
2007	81,250	—	1,982	83,232
Thereafter	2,408,250	55,869	4,294	2,468,413

Total cash obligations	$2,735,750	$195,869	$18,072	$2,949,691

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

As of March 31, 2003, we had entered into interest rate swaps that approximated $435.0 million, or 29.2%, of our borrowings under all of our credit facilities of which $285.0 million expires in July 2003 and $150.0 million expires in August 2004. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $10.6 million.

Additionally, in February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt. These interest rate swaps expire in November 2005. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $1.9 million.

The fair market value and carrying value of our 9¾% senior notes, 10½% senior notes and 12¼% senior discount notes was $1.17 billion and $1.13 billion as of March 31, 2003. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2003, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately ($11.1) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instruments qualify for hedge accounting.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

During the three months ended March 31, 2003, we issued 36,111 shares of Class A common stock in connection with our matching contributions to our 401(k) plan and granted stock options to certain of our employees, directors and external consultants to purchase an aggregate of 60,708 shares of Class A common stock. The issuances of common stock and grants of stock options were not registered under the Securities Act of 1933 because such issuances and grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

    None

(b)	Reports on Form 8-K:

    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Insight Communications Company, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2003	INSIGHT COMMUNICATIONS COMPANY, INC.

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

May 7, 2003

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

May 7, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael S. Willner, hereby certify that the quarterly report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ MICHAEL S. WILLNER
Michael S. Willner Vice Chairman and Chief Executive Officer

May 7, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dinesh C. Jain, hereby certify that the quarterly report on Form 10-Q of the Registrant for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

/s/ DINESH C. JAIN
Dinesh C. Jain Senior Vice President and Chief Financial Officer

May 7, 2003