Form 10-Q
period 2003-06-30
INSIGHT COMMUNICATIONS CO INC
filed 2003-08-01
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2003
Class A Common Stock, $.01 Par Value	50,809,778
Class B Common Stock, $.01 Par Value	9,329,468

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

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2003	December 31, 2002
	unaudited
Assets
Cash and cash equivalents	$104,917	$74,850
Investments	4,173	3,666
Trade accounts receivable, net of allowance for doubtful accounts of $1,276 and $1,296 as of June 30, 2003 and December 31, 2002	28,710	25,725
Launch funds receivable	1,315	5,197
Prepaid expenses and other assets	16,624	16,177

Total current assets	155,739	125,615

Fixed assets, net	1,216,057	1,220,251
Goodwill	72,430	72,965
Franchise costs	2,361,933	2,331,282
Deferred financing costs, net of accumulated amortization of $11,304 and $9,030 as of June 30, 2003 and December 31, 2002	31,025	33,298
Other non-current assets	5,465	5,651

Total assets	$3,842,649	$3,789,062

Liabilities and stockholders’ equity
Accounts payable	$13,705	$47,220
Accrued expenses and other liabilities	22,031	23,035
Accrued property taxes	21,681	14,428
Accrued programming costs	64,244	34,922

Deferred revenue	6,369	4,132
Interest payable	23,852	24,685
Debt – current portion	45,834	5,000
Preferred interest distribution payable	5,250	5,250

Total current liabilities	202,966	158,672

Deferred revenue	5,522	6,533
Debt	2,595,900	2,576,004
Other non-current liabilities	42,407	53,085

Minority interest	219,052	224,803
Preferred interests	195,173	191,820

Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock; $.01 par value:
Class A – 300,000,000 shares authorized; 50,809,778 and 50,704,390 shares issued and outstanding as of June 30, 2003 and December 31, 2002	508	507
Class B – 100,000,000 shares authorized; 9,329,468 and 9,354,468 shares issued and outstanding as of June 30, 2003 and December 31, 2002	93	93
Additional paid-in-capital	820,526	829,873
Accumulated deficit	(241,147)	(237,956)
Deferred stock compensation	(5,317)	(5,882)
Accumulated other comprehensive income (loss)	6,966	(8,490)

Total stockholders’ equity	581,629	578,145

Total liabilities and stockholders’ equity	$3,842,649	$3,789,062

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue	$223,047	$200,824	$438,092	$393,569

Operating costs and expenses:
Programming and other operating costs	81,638	69,985	161,506	140,105
Selling, general and administrative	46,951	41,534	92,045	82,414
High-speed data charges	—	—	—	4,116
Depreciation and amortization	60,275	49,481	115,269	97,925

Total operating costs and expenses	188,864	161,000	368,820	324,560

Operating income	34,183	39,824	69,272	69,009

Other income (expense):
Gain on cable system exchange	—	—	26,992	—
Interest expense	(50,570)	(50,831)	(102,016)	(102,766)
Interest income	248	441	482	1,338
Other	1,820	(28)	1,815	(25)

Total other expense, net	(48,502)	(50,418)	(72,727)	(101,453)

Loss before minority interest, impairment of investments and income taxes	(14,319)	(10,594)	(3,455)	(32,444)
Minority interest	8,492	4,163	2,014	14,089
Impairment write-down of investments	(1,500)	—	(1,500)	(205)

Loss before income taxes	(7,327)	(6,431)	(2,941)	(18,560)

Provision for income taxes	(125)	(125)	(250)	(250)

Net loss	(7,452)	(6,556)	(3,191)	(18,810)
Accrual of preferred interests	(5,203)	(5,002)	(10,353)	(9,957)

Net loss applicable to common stockholders	$(12,655)	$(11,558)	$(13,544)	$(28,767)

Basic and diluted loss per share attributable to common stockholders	$(.21)	$(.19)	$(.23)	$(.48)
Basic and diluted weighted-average shares outstanding	60,125	60,272	60,103	60,259

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2003	2002
Operating activities:

Net loss	$(3,191)	$(18,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	115,269	97,925
Impairment of investments	1,500	205
Gain on cable systems exchange	(26,992)	—
Minority interest	(2,014)	(14,089)
Provision for losses on trade accounts receivable	5,106	6,120
Contribution of stock to 401(k) Plan	856	799
Amortization of note discount	16,230	15,256
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(8,091)	(4,652)
Launch fund receivable	3,882	5,717
Prepaid expenses and other assets	(261)	355
Accounts payable	(33,515)	(38,468)
Accrued expenses and other liabilities	35,705	(918)

Net cash provided by operating activities	104,484	49,440

Investing activities:

Purchase of fixed assets	(84,111)	(121,619)
Purchase of intangible assets	(788)	(1,017)
Purchase of investments	(634)	—
Purchase of cable television systems, net	(26,475)	(8,798)

Net cash used in investing activities	(112,008)	(131,434)

Financing activities:

Distributions of preferred interests	(7,000)	(7,000)
Proceeds from borrowings under credit facility	47,000	76,000
Repayment of credit facility	(2,500)	(95,000)
Debt issuance costs	—	(1,888)
Principal payment on capital lease and other non-current liabilities	—	(450)
Proceeds from exercise of stock options	91	—

Net cash provided by (used in) financing activities	37,591	(28,338)

Net increase (decrease) in cash and cash equivalents	30,067	(110,332)
Cash and cash equivalents, beginning of period	74,850	198,548

Cash and cash equivalents, end of period	$104,917	$88,216

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Communications of Kentucky, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of June 30, 2003. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems and also manage certain systems owned by an affiliate of Comcast Cable Holdings, LLC (“Comcast Cable”) (formerly known as AT&T Broadband, LLC), the owner of the remaining 50% interest in Insight Midwest.

Our other wholly owned subsidiary, Insight Interactive LLC, owns a 100% equity interest in SourceSuite, LLC the results of which have been consolidated as of January 1, 2002 as a result of Insight Interactive’s acquisition of the remaining 50% equity interest from Source Media, Inc. in March 2002.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Interactive LLC.

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

3. Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 on January 1, 2003, in accordance with the new statement. The adoption of SFAS No. 143 had no impact on our financial condition or results of operations.

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements (continued)

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123 had been applied to each of the three and six month periods ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders	$(12,655)	$(11,558)	$(13,544)	$(28,767)
Stock-based compensation as reported, net of tax	312	24	625	48
Stock-based compensation determined under fair value based method for all awards, net of tax	(1,835)	(979)	(3,656)	(1,965)

Adjusted net loss attributable to common stockholders	$(14,178)	$(12,513)	$(16,575)	$(30,684)

Basic and diluted net loss per share, as reported	$(.21)	$(.19)	$(.23)	$(.48)

Basic and diluted net loss per share, SFAS 123 adjusted	$(.24)	$(.21)	$(.28)	$(.51)

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective during the third quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. We are currently evaluating the provisions of FIN 46 but do not believe the adoption of FIN 46 will have a significant impact on our consolidated financial position or results of operations.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Lived Assets

Fixed assets consisted of:

	June 30, 2003	December 31, 2002
	(in thousands)
Land, buildings and improvements	$37,930	$37,751
Cable system equipment	1,941,485	1,851,864
Furniture, fixtures and office equipment	17,467	16,850

	1,996,882	1,906,465
Less accumulated depreciation and amortization	(780,825)	(686,214)

Total fixed assets, net	$1,216,057	$1,220,251

We recorded amortization expense of $1.2 million and $2.3 million for the three and six months ended June 30, 2003 and $1.5 million and $3.0 million for the three and six months ended June 30, 2002. We estimate aggregate amortization expense, primarily related to deferred financing costs, to be approximately $5.0 million for each of the five succeeding fiscal years.

5. Debt

Debt consisted of:

	June 30, 2003	December 31, 2002
	(in thousands)
Insight Ohio Credit Facility	$22,500	$25,000
Insight Midwest Holdings Credit Facility	1,485,000	1,438,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	500,000	500,000
Insight Inc. 12¼% Senior Discount Notes	360,000	360,000

	2,752,500	2,708,000
Less unamortized discount on notes	(110,766)	(126,996)

Total debt	$2,641,734	$2,581,004

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings, LLC (“Insight Midwest Holdings”), a wholly owned subsidiary of Insight Midwest, which owns all of our cable television systems other than those located in Ohio, is party to a $1.75 billion credit facility. On March 28, 2002, we loaned $100.0 million to Insight Midwest, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted to make distributions to Insight Midwest for the purpose of repaying our loan provided that there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

Debt Principal Payments

As of June 30, 2003, principal payments required on our debt were as follows (in thousands):

2003	$2,500
2004	80,000
2005	81,250
2006	81,250
2007	81,250
Thereafter	2,426,250

Total	$2,752,500

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

Floating Rate to Fixed Rate Swaps

As of June 30, 2003 and December 31, 2002, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 5.0% and 5.9% on $435.0 million notional value of debt. Of the agreements outstanding as of June 30, 2003, $285.0 million expire in July 2003 and $150.0 million expire in August 2004. We recorded $2.6 million and $2.7 million of accrued interest related to these agreements as of June 30, 2003 and December 31, 2002.

Fixed Rate to Floating Rate Swaps

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt. Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003. In May 2003, we settled these swaps and received proceeds of $1.8 million and recorded a gain in this amount, which is included in other income.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.4%, on $185.0 million notional value of debt.

6. Comprehensive Income (Loss)

Comprehensive income (loss) totaled ($10.1) million and $1.9 million for the three and six months ended June 30, 2003 and ($10.7) million and ($21.8) million for the three and six months ended June 30, 2002. We own equity securities that are classified as available-for-sale and reported at market value, with unrealized gains and losses recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. In addition, we record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

7. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a two-year management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. The management agreement, which had been extended, was set to expire on June 30, 2003. On June 27, 2003, the management agreement was further extended with the provision that either party may terminate the agreement at any time on 30 days notice. As of June 30, 2003, these systems served approximately 92,500 customers in the state of Indiana. We recognized management fees in connection with this agreement of $576,000 and $1.2 million for the three and six months ended June 30, 2003 and $711,000 and $1.3 million for the three and six months ended June 30, 2002.

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

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $35.3 million and $70.8 million for the three and six months ended June 30, 2003 and $33.2 million and $64.2 million for the three and six months ended June 30, 2002. As of June 30, 2003 and December 31, 2002, $48.9 million and $22.6 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows Insight Midwest to deliver local telephone service. Under the terms of the agreement, Insight Midwest leases certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $1.4 million and $2.6 million for the three and six months ended June 30, 2003 and $339,000 and $581,000 for the three and six months ended June 30, 2002.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement expiring on January 1, 2004 with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $5.2 million and $9.1 million for the three and six months ended June 30, 2003 and $3.8 million and $7.1 for the three and six months ended June 30, 2002. As of June 30, 2003 and December 31, 2002, we had $10.4 million and $8.5 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of June 30, 2003 and December 31, 2002, we had $576,000 and $308,000 recorded as payables to this affiliate related to such services.

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

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a court determination. Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. In May 2003, the

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies (continued)

federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. We have petitioned the court for reconsideration on the undismissed claims or, in the alternative, to allow for immediate appeal. This petition is currently pending a hearing and determination by the court. The federal court has stayed trial pending final resolution of the state court action. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

10. Subsequent Event

On July 22, 2003, we issued a press release announcing plans to refinance all of the obligations of Insight Ohio. As of June 30, 2003, these obligations were comprised of the Insight Ohio credit facility ($22.5 million principal amount), and the 10% senior notes due 2006 ($140.0 million principal amount) and 12 7/8% senior discount notes due 2008 ($55.9 million principal amount at maturity) conditionally guaranteed by Insight Ohio and for which Insight Ohio is obligated to make distributions in respect of the Series A and Series B preferred interests held by Coaxial Communications of Central Ohio, Inc. (“Coaxial”). The transactions will be accomplished through a refinancing of the $900 million term loan under the Insight Midwest Holdings credit facility into a new $1.125 billion term loan, increasing the total credit facility size to $1.975 billion from $1.750 billion. We estimate that we will record a loss on the extinguishment of the obligations of Insight Ohio of $8.3 million as a result of call premiums.

In connection with the refinancing transactions, we anticipate that we will have the opportunity, using approximately $30.0 million of our existing cash on hand, to purchase the equity of Coaxial and satisfy our related put obligation to the Coaxial equity holders. As a consequence of the Coaxial purchase, we will beneficially own 800,000 shares of our outstanding common stock, which we expect to retire. The proposed transactions are subject to the completion of definitive documents and customary closing conditions. Closing is expected to occur during the third quarter of 2003.

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

Results of Operations

Revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from providing high-speed data and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks and management fees.

Some of the principal reasons for our net losses through June 30, 2003 include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenue	$223,047	$200,824	$438,092	$393,569
Operating costs and expenses:
Programming and other operating costs	81,638	69,985	161,506	140,105
Selling, general and administrative	46,951	41,534	92,045	82,414
High-speed data charges	—	—	—	4,116
Depreciation and amortization	60,275	49,481	115,269	97,925

Total operating costs and expenses	188,864	161,000	368,820	324,560

Operating income	34,183	39,824	69,272	69,009
Operating cash flow	94,458	89,305	184,541	166,934
Interest expense	50,570	50,831	102,016	102,766
Minority interest	8,492	4,163	2,014	14,089
Net loss	(7,452)	(6,556)	(3,191)	(18,810)
Net cash provided by operating activities	41,278	5,740	104,484	49,440
Net cash used in investing activities	44,230	72,248	112,008	131,434
Net cash provided by (used in) financing activities	16,841	5,673	37,591	(28,338)

Operating cash flow is a financial measure that is not calculated and presented in accordance with accounting principles generally accepted in the United States. We define operating cash flow as operating income or loss before depreciation and amortization. Operating cash flow eliminates the uneven effect on operating income of non-cash depreciation of tangible assets and amortization of certain intangible assets and, therefore, is useful to management in measuring the overall operational strength and performance of our company. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating our revenues. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures and investment spending. Another limitation of operating cash flow is that it does not reflect income net of interest expense, which is a significant expense of our company because of the substantial debt we incurred to acquire our cable television systems and finance the capital expenditures for the upgrade of our cable network.

Despite the limitations of operating cash flow, management believes that the presentation of this financial measure is relevant and useful for investors because it allows investors to evaluate our performance in a manner similar to the method used by management. In addition, operating cash flow is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, although our measure of operating cash flow may not be directly comparable to similar measures used by other companies. Operating cash flow should not be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as well as other measures of financial performance reported in accordance with accounting principles generally accepted in the United States.

The following calculations of operating cash flow are not necessarily comparable to similarly titled amounts of other companies:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Operating income	$34,183	$39,824	$69,272	$69,009
Adjustment:
Depreciation and amortization	60,275	49,481	115,269	97,925

Operating cash flow	$94,458	$89,305	$184,541	$166,934

Operating cash flow includes high-speed data charges of $4.1 million for the six months ended June 30, 2002 that were excluded in previous reports filed by us.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The $22.2 million or 11% increase in revenue was primarily a result of gains in our high-speed data and digital services, which increased 59% and 21% over the prior year’s quarter. In addition, our basic cable service revenue increased 7% primarily due to basic rate increases.

Revenue by service offering were as follows for the three months ended June 30 (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue
Basic	$133,625	59.9%	$125,034	62.3%
Digital	20,049	9.0%	16,550	8.2%
High-speed data	22,352	10.0%	14,080	7.0%
Premium / analog pay-per-view	14,387	6.5%	15,637	7.8%
Telephone	2,796	1.2%	1,130.6%
Advertising	15,179	6.8%	13,292	6.6%
Franchise fees	6,812	3.1%	6,163	3.1%
Other	7,847	3.5%	8,938	4.4%

Total	$223,047	100.0%	$200,824	100.0%

Revenue Generating Units (“RGUs”) were approximately 1,877,500 as of June 30, 2003 compared to approximately 1,707,000 as of June 30, 2002. This represents a growth rate of 10%. Giving effect to the Griffin swap, RGUs grew 9% from the prior year quarter. RGUs represent the sum of basic, digital, high-speed data, and telephone customers.

Average monthly revenue per basic customer, including management fee revenue and SourceSuite revenue, was $57.10 for the three months ended June 30, 2003, compared to $51.63 for the three months ended June 30, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed data and digital service increased to $10.85 for the three months ended June 30, 2003, up from $7.87 for the three months ended June 30, 2002.

Programming and other operating costs increased $11.7 million or 17%. The increase was primarily attributable to a 9% increase in our programming costs due to increased programming, customers served and additional programming added in our newly rebuilt systems. The increase is also primarily attributable to a 73% increase in our high-speed data costs due to increased customers served. Additionally, other operating costs increased as a result of a decrease in the amount of technical employee salaries capitalized due to the near completion of our rebuild activity and increases in plant maintenance costs.

Selling, general and administrative expenses increased $5.4 million or 13% primarily as a result of increased costs related to annual salary increases and increases in payroll related costs for existing employees as well as the addition of new employees. Additionally, the increase is related to increased marketing costs to promote new and existing services and a decrease in funds received for marketing support (recorded as a reduction to selling, general and administrative expenses) for new channel launches.

Depreciation and amortization expense increased $10.8 million or 22% primarily as a result of additional capital expenditures through June 30, 2003 to support the continued rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed data and telephone services to existing and new service areas.

Operating cash flow increased $5.2 million or 6% primarily due to increased basic, digital and high-speed data revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat quarter over quarter. The decrease of $261,000 or 1% is primarily as a result of lower interest rates, which averaged 7.7% for the three months ended June 30, 2003, versus 7.9% for the three months ended June 30, 2002. Partially offsetting this decrease was higher outstanding debt, which averaged $2.63 billion for the three months ended June 30, 2003, versus $2.56 billion for the three months ended June 30, 2002.

Minority interest increased $4.3 million or 104% as a direct result of the increase in the net loss attributable to common interests recorded by Insight Midwest.

For the three months ended June 30, 2003, the net loss was $7.5 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The $44.5 million or 11% increase in revenue was primarily the result of gains in our high-speed data and digital services, which increased 66% and 23% over the prior year’s quarter. In addition, our basic cable service revenue increased 7% primarily due to basic rate increases.

Revenue by service offering were as follows for the six months ended June 30 (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue
Basic	$264,476	60.4%	$247,340	62.9%
Digital	39,181	9.0%	31,982	8.1%
High-speed data	42,613	9.7%	25,732	6.5%
Premium / analog pay-per-view	29,091	6.6%	31,014	7.9%
Telephone	5,364	1.2%	1,940.5%
Advertising	27,714	6.3%	24,823	6.3%
Franchise fees	13,514	3.1%	12,551	3.2%
Other	16,139	3.7%	18,187	4.6%

Total	$438,092	100.0%	$393,569	100.0%

Average monthly revenue per basic customer, including management fee revenue and SourceSuite revenue, was $56.22 for the six months ended June 30, 2003, compared to $50.71 for the six months ended June 30, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed data and digital service increased to $10.50 for the six months ended June 30, 2003, up from $7.43 for the six months ended June 30, 2002.

Programming and other operating costs increased $21.4 million or 15%. The increase was primarily attributable to a 9% increase in our programming costs due to increased programming, customers served and additional programming added in our newly rebuilt systems. The increase is also primarily attributable to a 39% increase in our high-speed data costs due to increased customers served. Additionally, other operating costs increased as a result of a decrease in the amount of technical employee salaries capitalized due to the near completion of our rebuild activity and increases in plant maintenance costs.

Selling, general and administrative expenses increased $9.6 million or 12% primarily as a result of increased costs related to annual salary increases and increases in payroll related costs for existing employees as well as the addition of new employees. Additionally, the increase is related to increased marketing costs to promote new and existing services and a decrease in funds received for marketing support (recorded as a reduction to selling, general and administrative expenses) for new channel launches.

High-speed data service charges were incurred through February 28, 2002 as a result of payments made to @Home, the former provider of high-speed data services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered through February 28, 2002.

Depreciation and amortization expense increased $17.3 million or 18% primarily as a result of additional capital expenditures through June 30, 2003 to support the continued rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed data and telephone services to existing and new service areas.

Operating cash flow increased $17.6 million or 11% primarily due to increased basic, digital and high-speed data revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs. In addition, the increase in operating cash flow is also attributable to the absence of high-speed data service charges to @Home for the six months ended June 30, 2003 that were previously included in the adjustments to operating cash flow during the six months ended June 30, 2002.

Interest expense remained relatively flat period over period. The decrease of $750,000 or 1% is primarily as a result of lower interest rates, which averaged 7.8% for the six months ended June 30, 2003, versus 8.1% for the six months ended June 30, 2002. Partially offsetting this decrease was higher outstanding debt, which averaged $2.61 billion for the six months ended June 30, 2003, versus $2.55 billion for the six months ended June 30, 2002.

Minority interest decreased $12.1 million or 86% due to Insight Midwest’s net income applicable to common interests recorded during the three months ended March 31, 2003 as a result of the $27.0 million gain recorded on the swap of our Griffin, GA system for the managed Shelbyville, KY and New Albany, IN systems owned by Comcast of Montana/Indiana/Kentucky/Ohio.

For the six months ended June 30, 2003, the net loss was $3.2 million.

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

Cash provided by operations for the six months ended June 30, 2003 and 2002 was $104.5 million and $49.4 million. The increase was primarily attributable to the increase in accrued programming costs during the six months ended June 30, 2003 and the timing of cash receipts and payments related to the remaining working capital accounts.

Cash used in investing activities for the six months ended June 30, 2003 and 2002 was $112.0 million and $131.4 million. The decrease was primarily attributable to reduced capital spending during the six months ended June 30, 2003 due to the near completion of our system rebuilds offset by cash paid for the swap of our Griffin, GA system for the managed Shelbyville, KY and New Albany, IN systems owned by Comcast of Montana/Indiana/Kentucky/Ohio.

Cash provided by (used in) financing activities for the six months ended June 30, 2003 and 2002 was $37.6 million and ($28.3) million. The change was primarily attributable to the absence of debt principal repayments under the Insight Midwest Holdings Credit Facility offset by reduced new borrowings under the Insight Midwest Holdings Credit Facility. We contributed $7.0 million to Insight Ohio during each of the six months ended June 30, 2003 and 2002.

For the six months ended June 30, 2003 and 2002, we spent $84.1 million and $121.6 million in capital expenditures largely to support our plant rebuild in Illinois which is estimated to be substantially completed by year-end, telephone deployment and success-based capital including interactive digital and high-speed data expansion.

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

On July 22, 2003, we issued a press release announcing plans to refinance all of the obligations of Insight Ohio. As of June 30, 2003, these obligations were comprised of the Insight Ohio credit facility ($22.5 million principal amount), and the 10% senior notes due 2006 ($140.0 million principal amount) and 12 7/8% senior discount notes due 2008 ($55.9 million principal amount at maturity) conditionally guaranteed by Insight Ohio and for which Insight Ohio is obligated to make distributions in respect of the Series A and Series B preferred interests held by Coaxial Communications of Central Ohio, Inc. (“Coaxial”). The transactions will be accomplished through a refinancing of the $900 million term loan under the Insight Midwest Holdings Credit Facility into a new $1.125 billion term loan, increasing the total credit facility size to $1.975 billion from $1.750 billion. We estimate that we will record a loss on the extinguishment of the obligations of Insight Ohio of $8.3 million as a result of call premiums.

In connection with the refinancing transactions, we anticipate that we will have the opportunity, using approximately $30.0 million of our existing cash on hand, to purchase the equity of Coaxial and satisfy our related put obligation to the Coaxial equity holders. As a consequence of the Coaxial purchase, we will beneficially own 800,000 shares of our outstanding common stock, which we expect to retire. The proposed transactions are subject to the completion of definitive documents and customary closing conditions. Closing is expected to occur during the third quarter of 2003.

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

We believe that the Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon $265.0 million of unused availability under the Midwest Holdings Credit Facility as of June 30, 2003 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest, preferred dividends and commitments for programming, as of June 30, 2003, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Preferred Interests	Operating Leases	Total
2003	$2,500	$—	$2,158	$4,658
2004	80,000	—	3,463	83,463
2005	81,250	—	2,827	84,077
2006	81,250	140,000	2,495	223,745
2007	81,250	—	2,005	83,255
Thereafter	2,426,250	55,869	4,299	2,486,418

Total cash obligations	$2,752,500	$195,869	$17,247	$2,965,616

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

As of June 30, 2003, we had entered into interest rate swaps that approximated $435.0 million, or 28.9%, of our borrowings under all of our credit facilities of which $285.0 million expires in July 2003 and $150.0 million expires in August 2004. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $10.7 million.

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt. Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003. In May 2003, we settled these swaps and received proceeds of $1.8 million and recorded a gain in this amount, which is included in other income.

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.4%, on $185.0 million notional value of debt.

The fair market value and carrying value of our 9¾% senior notes, 10½% senior notes and 12¼% senior discount notes was $1.26 billion and $1.13 billion as of June 30, 2003. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2003, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately ($7.5) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to Notes to Consolidated Financial Statements.

Item 2. Changes in Securities

During the three months ended June 30, 2003, we issued 34,277 shares of Class A common stock in connection with our matching contributions to our 401(k) plan and granted stock options to certain of our employees, directors and external consultants to purchase an aggregate of 66,072 shares of Class A common stock. The issuances of common stock and grants of stock options were not registered under the Securities Act of 1933 because such issuances and grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

On May 6, 2003, we held our annual meeting of stockholders to (i) elect seven directors to serve for a term of one year, (ii) approve our 1999 Equity Incentive Plan and (iii) ratify the selection of our independent auditors for the year ending December 31, 2003.

The following individuals were elected to serve as directors for a term of one year:

	Vote For	Vote Withheld
Sidney R. Knafel	124,064,863	8,957,485
Michael S. Willner	124,064,933	8,957,415
Kim D. Kelly	124,064,720	8,957,628
Thomas L. Kempner	129,222,161	3,800,187
James S. Marcus	129,238,046	3,784,302
Prakash A. Melwani	129,238,266	3,784,082
Daniel S. O’Connell	129,238,266	3,784,082

These individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting. Effective July 11, 2003, Mr. Melwani resigned from the board of directors.

The stockholders approved our 1999 Equity Incentive Plan. The result of the vote was as follows:

Vote For	Vote Against	Abstained
109,798,813	18,654,928	4,568,607

The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2003. The result of the vote was as follows:

Vote For	Vote Against	Abstained
132,600,797	420,626	925

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

(b) Reports on Form 8-K:

We filed the following report on Form 8-K during the three months ended June 30, 2003:

•	On May 7, 2003, relating to and attaching our press release announcing our first quarter 2003 results (Items 7 and 9).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2003	INSIGHT COMMUNICATIONS COMPANY, INC.

/s/ DINESH C. JAIN
Dinesh C. Jain
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)