Form 10-Q
period 2003-09-30
INSIGHT COMMUNICATIONS CO INC
filed 2003-11-13
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2003
Class A Common Stock, $.01 Par Value	50,495,531
Class B Common Stock, $.01 Par Value	8,879,468

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

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

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2003	December 31, 2002
	unaudited
Assets
Cash and cash equivalents	$54,010	$74,850
Investments	4,891	3,666
Trade accounts receivable, net of allowance for doubtful accounts of $1,220 and $1,296 as of September 30, 2003 and December 31, 2002	23,717	25,725
Launch funds receivable	7,599	5,197
Prepaid expenses and other assets	24,027	16,177

Total current assets	114,244	125,615
Fixed assets, net	1,208,372	1,220,251
Goodwill	72,430	72,965
Franchise costs	2,361,959	2,331,282
Deferred financing costs, net of accumulated amortization of $12,424 and $9,030 as of September 30, 2003 and December 31, 2002	31,838	33,298
Other non-current assets	5,170	5,651

Total assets	$3,794,013	$3,789,062

Liabilities and stockholders’ equity
Accounts payable	$48,854	$47,220
Accrued expenses and other liabilities	32,613	23,035
Accrued property taxes	24,079	14,428
Accrued programming costs	39,729	34,922
Deferred revenue	10,801	4,132
Interest payable	44,041	24,685
Debt – current portion	46,688	5,000
Preferred interest distribution payable	—	5,250

Total current liabilities	246,805	158,672
Deferred revenue	5,023	6,533
Debt	2,745,940	2,576,004
Other non-current liabilities	6,134	53,085
Minority interest	228,876	224,803
Preferred interests	—	191,820
Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of September 30, 2003 and December 31, 2002	—	—
Common stock; $.01 par value:
Class A - 300,000,000 shares authorized; 50,495,531 and 50,704,390 shares issued and outstanding as of September 30, 2003 and December 31, 2002	505	507
Class B - 100,000,000 shares authorized; 8,879,468 and 9,354,468 shares issued and outstanding as of September 30, 2003 and December 31, 2002	88	93
Additional paid-in-capital	806,878	829,873
Accumulated deficit	(249,956)	(237,956)
Deferred stock compensation	(4,888)	(5,882)
Accumulated other comprehensive income (loss)	8,608	(8,490)

Total stockholders’ equity	561,235	578,145

Total liabilities and stockholders’ equity	$3,794,013	$3,789,062

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	$228,395	$206,046	$666,487	$599,615
Operating costs and expenses:
Programming and other operating costs	81,655	70,841	243,161	210,946
Selling, general and administrative	48,240	42,703	140,285	125,117
High-speed Internet charges	—	—	—	4,116
Depreciation and amortization	56,667	62,450	171,936	160,375

Total operating costs and expenses	186,562	175,994	555,382	500,554

Operating income	41,833	30,052	111,105	99,061
Other income (expense):
Gain on cable system exchange	—	—	26,992	—
Interest expense	(54,291)	(50,947)	(156,307)	(153,713)
Interest income	296	422	778	1,760
Other	(1,134)	(25)	681	(50)

Total other expense, net	(55,129)	(50,550)	(127,856)	(152,003)
Loss before minority interest, investment activity, extinguishments of obligations, gain on contract settlement and income taxes	(13,296)	(20,498)	(16,751)	(52,942)
Minority interest income (expense)	(9,792)	11,610	(7,778)	25,699
Loss from early extinguishments of debt	(10,879)	—	(10,879)	—
Loss on settlement of put obligation	(11,979)	—	(11,979)	—
Gain on settlement of programming contract	37,137	—	37,137	—
Impairment write-down of investments	—	—	(1,500)	(205)

Loss before income taxes	(8,809)	(8,888)	(11,750)	(27,448)
Provision for income taxes	—	(125)	(250)	(375)

Net loss	(8,809)	(9,013)	(12,000)	(27,823)
Accrual of preferred interests	—	(5,050)	(10,353)	(15,007)

Net loss applicable to common stockholders	$(8,809)	$(14,063)	$(22,353)	$(42,830)

Basic and diluted loss per share attributable to common stockholders	$(.15)	$(.23)	$(.38)	$(.71)
Basic and diluted weighted-average shares outstanding	59,393	60,294	59,332	60,273

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2003	2002
Operating activities:
Net loss	$(12,000)	$(27,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	171,936	160,375
Non-cash consulting expense	45	—
Impairment of investments	1,500	205
Loss on interest rate swaps	1,201	—
Loss on early extinguishments of debt	2,616	—
Loss on settlement of put obligation	(7,100)	—
Gain on settlement of programming contract	(34,819)	—
Gain on cable systems exchange	(26,992)	—
Minority interest	7,778	(25,699)
Provision for losses on trade accounts receivable	9,712	10,091
Contribution of stock to 401(k) Plan	1,299	1,243
Amortization of note discount	24,624	23,225
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(7,704)	(4,657)
Launch fund receivable	(2,402)	5,807
Prepaid expenses and other assets	(7,673)	3,878
Accounts payable	1,634	(45,081)
Accrued expenses and other liabilities	47,677	16,000

Net cash provided by operating activities	171,332	117,564

Investing activities:
Purchase of fixed assets	(131,133)	(188,104)
Purchase of intangible assets	(815)	(1,411)
Purchase of investments	(980)	—
Purchase of Coaxial interests	(10,321)	—
Purchase of cable television systems, net	(26,475)	(8,798)

Net cash used in investing activities	(169,724)	(198,313)

Financing activities:
Distributions of preferred interests	(11,554)	(14,000)
Net proceeds from borrowings under credit facility	212,000	86,000
Repayment of credit facility	(25,000)	(95,000)
Repayment of Coaxial notes	(195,869)	—
Debt issuance costs	(2,140)	(1,952)
Principal payment on capital lease and other non-current liabilities	—	(683)
Proceeds from exercise of stock options	115	—

Net cash used in financing activities	(22,448)	(25,635)

Net decrease in cash and cash equivalents	(20,840)	(106,384)
Cash and cash equivalents, beginning of period	74,850	198,548

Cash and cash equivalents, end of period	$54,010	$92,164

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of September 30, 2003. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Responsibility for Interim Financial Statements (continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or any other interim period.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been included in these consolidated financial statements.

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements (continued)

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123 had been applied to each of the three and nine month periods ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss attributable to common stockholders	$(8,809)	$(14,063)	$(22,353)	$(42,830)
Stock-based compensation as reported, net of tax	429	24	1,054	72
Stock-based compensation determined under fair value based method for all awards, net of tax	(1,976)	(992)	(5,632)	(2,957)

Adjusted net loss attributable to common stockholders	$(10,356)	$(15,031)	$(26,931)	$(45,715)

Basic and diluted net loss per share, as reported	$(.15)	$(.23)	$(.38)	$(.71)

Basic and diluted net loss per share, SFAS 123 adjusted	$(.17)	$(.25)	$(.45)	$(.76)

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the fourth quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. We are currently evaluating the provisions of FIN 46 but do not believe the adoption of FIN 46 will have a significant impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. SFAS No. 150 is to be implemented by reporting

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Recent Accounting Pronouncements (continued)

the cumulative effect of a change in an accounting principle for financial instruments outstanding before the issuance date of the Statement and still existing at July 1, 2003. Restatement is not permitted.

As of July 1, 2003, we had $195.2 million of preferred interests recorded in our balance sheets as temporary equity. These preferred interests were fully accreted to their maturity value of $195.9 million as of August 15, 2003 and were subsequently converted to common interests in connection with our refinancing of the obligations of Insight Ohio. In connection with the adoption of SFAS No. 150, for the three months ended September 30, 2003, we recorded a $5.0 million accrual of preferred interests, which has been included in interest expense in our consolidated statements of operations.

As of September 30, 2003 we had $228.9 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS No. 150 as it applies to minority interests related to limited life entities consolidated in parent company financial statements. Although this application was deferred, the disclosure requirements of SFAS No. 150 still apply and, therefore, companies are required to disclose the estimated settlement value of these non-controlling interests. If the Company were to adopt this aspect of the Standard under its current provisions, it would be expected to have a material impact on the Company’s financial statements.

The Insight Midwest partnership was formed in September 1999 to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with an indirect subsidiary of AT&T Broadband (now known as Comcast Cable). The results of the partnership are included in our consolidated financial statements since we as general partner effectively control Insight Midwest’s operating and financial decisions. The partnership will continue until October 1, 2011 unless terminated earlier in accordance with the provisions of the Insight Midwest partnership agreement.

Depending on the nature of the dissolution, Insight Midwest will be required to either distribute to Comcast Cable some of its cable systems, to be determined in accordance with the partnership agreement, equal to 50% of the net market value of the partnership or, upon liquidation, an amount in cash equal to 50% of the net proceeds received.

We are currently evaluating the estimated settlement value of these minority interests and will disclose such settlement value in our Form 10-K for the year ending December 31, 2003.

4. Long-Lived Assets

Fixed assets consisted of:

	September 30, 2003	December 31, 2002
	(in thousands)
Land, buildings and improvements	$38,063	$37,751
Cable system equipment	1,988,174	1,851,864
Furniture, fixtures and office equipment	17,614	16,850

	2,043,851	1,906,465
Less accumulated depreciation and amortization	(835,479)	(686,214)

Total fixed assets, net	$1,208,372	$1,220,251

We recorded amortization expense of $1.2 million and $3.5 million for the three and nine months ended September 30, 2003 and $436,000 and $3.5 million for the three and nine months ended September 30, 2002. We estimate aggregate amortization expense, primarily related to deferred financing costs, to be approximately $5.0 million for each of the five succeeding fiscal years.

5. Debt

	September 30, 2003	December 31, 2002
	(in thousands)
Insight Ohio Credit Facility	$—	$25,000
Insight Midwest Holdings Credit Facility	1,650,000	1,438,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	500,000	500,000
Insight Inc. 12¼% Senior Discount Notes	360,000	360,000

	2,895,000	2,708,000
Less unamortized discount on notes	(102,372)	(126,996)

Total debt	$2,792,628	$2,581,004

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

Insight Midwest Holdings $1.975 Billion Credit Facility

On March 28, 2002, we loaned $100.0 million to Insight Midwest, $97.0 million of which was contributed to Insight Midwest Holdings, LLC in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is a wholly-owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries and serves as borrower under a $1.975 billion credit facility. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan provided that there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On August 26, 2003 we amended the Insight Midwest Holdings Credit Facility in connection with our plan to refinance all of the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion which increased the total facility size to $1.975 billion from $1.750 billion. We recorded $2.0 million of deferred financing costs associated with this amendment that will be amortized over the remaining term of the credit facility.

On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to Insight Midwest which, in turn, contributed this amount to Insight Ohio for the purpose of repaying the Insight Ohio Credit Facility. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio Credit Facility of $22.5 million plus accrued interest.

Ohio Refinancing

On August 21, 1998, Insight LP and Coaxial Communications of Central Ohio, Inc. (“Coaxial”) entered into a contribution agreement pursuant to which Coaxial contributed to Insight Ohio substantially all of the assets and liabilities of its cable television systems located in Columbus, Ohio and Insight LP contributed $10.0 million in cash to Insight Ohio. As a result of the contribution, Coaxial owned 25% of the non-voting common equity and Insight LP, through its subsidiary Insight Holdings of Ohio, LLC, owned 75% of the non-voting common equity of Insight Ohio. In addition, Coaxial also received two separate series of voting preferred equity (Series A Preferred Interest—$140 million and Series B Preferred Interest—$30 million) of Insight Ohio.

The Voting Preferred Interests provided for cash distributions to Coaxial and certain of its affiliates in amounts equal to the payments required on the 10% Senior Notes and the 12 7/8% Senior Discount Notes. Insight Ohio was required to redeem the Series A Preferred Interests in August 2006 and the Series B Preferred Interest in August 2008. The Senior Notes and Senior Discount Notes were conditionally guaranteed by Insight Ohio.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

On August 8, 2000, Insight Ohio purchased Coaxial’s 25% non-voting common equity interest. The purchase price was 800,000 shares of our common stock and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio’s operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates. Additionally, the agreement was amended to incorporate 70% of Insight Ohio’s total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio’s total voting power into the Preferred Interests of Insight Ohio.

As a result of this transaction, the financial results of Insight Ohio were consolidated with our financial results effective January 1, 2000, with minority interest recorded for the 25% common interest owned by Coaxial through August 8, 2000. In connection with this transaction, Insight LP recorded a step-up in fair value of Insight Ohio’s assets of $229.2 million, which represents the difference between the purchase price and its equity in Insight Ohio’s net assets in excess of Insight Ohio’s net assets. This amount was allocated to franchise costs and goodwill.

Although the financial results of Insight Ohio since 2000 have been consolidated as a result of this transaction, for financing purposes, until September 29, 2003, Insight Ohio was an unrestricted subsidiary of ours and was prohibited by the terms of its indebtedness from making distributions to us.

On September 25, 2003, we purchased all the outstanding equity of the owners of Coaxial, which held the preferred interests of Insight Ohio and 800,000 shares of our stock, for $29.4 million. The purchase was financed through existing cash on hand. Additionally, the Purchase and Option Agreement, dated August 8, 2000, was terminated. In connection with the purchase, we recorded a loss on the settlement of the put obligation of $12.0 million.

In connection with these transactions, we retired the 800,000 shares of our stock held by Coaxial and, immediately thereafter, contributed the purchased interests and Insight Midwest’s interests in Insight Ohio to Insight Midwest Holdings. Additionally, the Series A and Series B preferred interests were converted to common interests.

On September 29, 2003, we retired the remaining Ohio obligations, comprised of the Senior Notes and Senior Discount Notes, through our refinancing of the Insight Midwest Holdings Credit Facility. Insight Ohio is now a restricted subsidiary under the terms of our indentures. We recorded a loss of $10.9 million on the extinguishment of these obligations as a result of call premiums and the write-off of deferred financing costs.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

Debt Principal Payments

As of September 30, 2003, principal payments required on our debt were as follows (in thousands):

2003	$—
2004	62,250
2005	83,500
2006	83,500
2007	83,500
Thereafter	2,582,250

Total	$2,895,000

6. Derivative Instruments

We enter into derivative instruments, typically interest-rate swap and collar agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed and floating rate interest payments in exchange for floating and fixed rate interest receipts over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets. We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to derivative instruments that are determined not to be effective are recorded in our consolidated statements of operations as either an adjustment to interest expense or other income or expense depending on whether the swap is a cash flow hedge or fair value hedge.

Floating Rate to Fixed Rate Swaps

As of September 30, 2003 and December 31, 2002, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 5.0% and 5.9% on $150.0 million and $435.0 million notional value of debt. One agreement was outstanding as of September 30, 2003. This agreement expires in August 2004. We recorded $817,000 and $2.7 million of accrued interest related to these agreements as of September 30, 2003 and December 31, 2002. As of September 30, 2003 and December 31, 2002, the estimated fair value (cost if terminated) of our interest rate swap agreements was approximately $(4.9) million and $(17.8) million.

Fixed Rate to Floating Rate Swaps

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt. Six-month

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments (continued)

LIBOR ranged between 1.26% and 1.34% for February and March 2003. In May 2003, we settled these swaps and received proceeds of $1.8 million and recorded a gain in this amount, which is included in other income (expense).

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $1.2 million for the three months ended September 30, 2003, which is included in other income. As of September 30, 2003, we recorded $341,000 of interest receivable related to these agreements. The fair market value (cost if terminated) of these agreements was $(1.2) million as of September 30, 2003.

7. Comprehensive Income (Loss)

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

The following is a reconciliation of net loss to comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss	$(8,809)	$(9,013)	$(12,000)	$(27,823)
Unrealized gain (loss) on securities available-for-sale	372	(947)	1,745	(8,789)
Unrealized gain (loss) on interest rate swaps	1,270	(1,826)	15,353	3,076

Comprehensive income (loss)	$(7,167)	$(11,786)	$5,098	$(33,536)

8. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a two-year management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. The management agreement, which had been extended, was set to expire on June 30, 2003. On June 27, 2003, the management agreement was further extended with the provision that either party may terminate the agreement at any time on 30 days notice. As of September 30, 2003, these systems served

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Related Party Transactions (continued)

approximately 91,300 customers in the state of Indiana. We recognized management fees in connection with this agreement of $610,000 and $1.8 million for the three and nine months ended September 30, 2003 and $718,000 and $2.1 million for the three and nine months ended September 30, 2002.

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

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $36.7 million and $107.5 million for the three and nine months ended September 30, 2003 and $33.1 million and $97.3 million for the three and nine months ended September 30, 2002. As of September 30, 2003 and December 31, 2002, $53.2 million and $22.6 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

In 2001, in connection with the purchase and contribution of our systems primarily located in Illinois, we acquired, through affiliates of Comcast Cable, an above-market programming contract. The above-market portion of the contract was recorded, as an adjustment to the purchase price of the Illinois systems of $36.5 million as a long-term programming liability recorded in other non-current liabilities. This contract, under litigation between affiliates of Comcast Cable and the programmer, was renegotiated during the third quarter of 2003 and indirectly resulted in more favorable programming rates for us. As such, we recorded an adjustment to programming expense of $3.1 million and recorded a gain on the extinguishment of the liability for $37.1 million, both of which have been recorded in our consolidated statements of operations during the three months ended September 30, 2003.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Related Party Transactions (continued)

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows Insight Midwest to deliver local telephone service. Under the terms of the agreement, Insight Midwest leases certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $1.7 million and $4.2 million for the three and nine months ended September 30, 2003 and $624,000 and $1.2 million for the three and nine months ended September 30, 2002.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband, which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. The agreement has been extended beyond its scheduled December 31, 2003 expiration date and may thereafter be terminated by either party upon 30 days notice. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $4.5 million and $13.7 million for the three and nine months ended September 30, 2003 and $3.7 million and $10.8 million for the three and nine months ended September 30, 2002. As of September 30, 2003 and December 31, 2002, we had $9.4 million and $8.5 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of September 30, 2003 and December 31, 2002, we had $184,000 and $308,000 recorded as payables to this affiliate related to such services.

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Related Party Transactions (continued)

Employee Loans

In October 1999 and April 2000, we made loans to certain of our employees that were used to satisfy their individual income tax withholding obligations resulting from their receipt of shares in connection with our initial public offering. The aggregate principal amount of these loans is approximately $4.3 million as of September 30, 2003 and is included in other non-current assets. The notes accrue interest at a rate of 5% per annum and mature on October 1, 2009, or 180 days following termination of employment. The notes provide, at our election, for forgiveness of accrued interest and for gross-up payments related to the employees’ income tax liabilities arising from such forgiveness, provided the employee is then employed by us in good standing.

In December 2002, the Board of Directors approved a plan whereby each affected employee was offered the opportunity to repay the outstanding loan amounts through surrendering a number of pledged shares with a value equal to the outstanding loan amounts. In return, the employees would receive shares a five-year vesting period and separate grants of non-qualified stock options vesting over five and nine year periods.

On December 23, 2002, our then President and Chief Operating Officer, Kim D. Kelly, accepted this offer and surrendered 746,941 shares in full payment of the $9.6 million outstanding principal amount of her loan, and in turn received 450,000 shares of Class B common stock with a five-year vesting period, 600,000 non-qualified stock options vesting equally over five years and 300,000 non-qualified stock options with a cliff vesting after nine years. All of the stock options issued had an exercise price equal to the closing market value of our common stock on December 23, 2002. As of December 31, 2002, the fair value of the shares was recorded as deferred stock compensation on our balance sheet in the amount of $5.9 million. This deferred compensation was being amortized on a straight-line basis into our operating results as non-cash compensation through December 23, 2007.

In August 2003, Ms. Kelly resigned as President and Chief Operating Officer. In connection with Ms. Kelly’s resignation, she entered into a severance arrangement with us, which waived the forfeiture and termination provisions of the 450,000 restricted shares of common stock and the 900,000 stock options, granted in December 2002, and the 100,000 stock options granted in July 2002. As of December 1, 2003, Ms. Kelly will no longer be an employee and, as a result, we will be required, in accordance with SFAS No. 123 and Financial Interpretation No. 44, to re-measure the value of these equity instruments on a quarterly basis from December 1, 2003 through November 30, 2006. Such re-measurement will be recorded as non-cash compensation expense in our consolidated statements of operations.

Additionally, pursuant to the approval of our Board of Directors on July 31, 2003, all accrued interest on the remaining outstanding notes from October 1, 2002 through September 30, 2003 was forgiven. We made gross-up payments with respect to the income taxes related to such interest forgiveness on behalf of the affected employees. Forgiven interest from October 1, 2002 through September 30, 2003 amounted to $219,000, and gross-up payments with respect to the employees’ income tax liabilities resulting from such forgiven interest amounted to $209,000, which amount has been ratably accrued into our statement of operations as compensation expense over the twelve months ended September 30, 2003.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. At Home Corporation

High-speed Internet service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed Internet services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered from January 1, 2002 through February 28, 2002 which are presented as high-speed Internet charges on our statement of operations.

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

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We have filed a motion for discretionary review of the appeals court’s ruling which is now pending before the Kentucky Supreme Court. In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. The federal court has stayed any trial pending final resolution of the state court action. In August 2003, the court agreed, in part, with our

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies (continued)

Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals where the Motion to Certify for Immediate Appeal is presently pending. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

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

Results of Operations

Revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from providing high-speed Internet and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks and management fees.

Some of the principal reasons for our net losses through September 30, 2003 include depreciation and amortization associated with our acquisitions and capital expenditures related to construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue	$228,395	$206,046	$666,487	$599,615
Operating costs and expenses:
Programming and other operating costs	81,655	70,841	243,161	210,946
Selling, general and administrative	48,240	42,703	140,285	125,117
High-speed Internet charges	—	—	—	4,116
Depreciation and amortization	56,667	62,450	171,936	160,375

Total operating costs and expenses	186,562	175,994	555,382	500,554

Operating income	41,833	30,052	111,105	99,061
Operating cash flow	98,500	92,502	283,041	259,436
Interest expense	54,291	50,947	156,307	153,713
Minority interest income (expense)	(9,792)	11,610	(7,778)	25,699
Net loss	(8,809)	(9,013)	(12,000)	(27,823)
Net cash provided by operating activities	66,847	68,124	171,332	117,564
Net cash used in investing activities	57,716	66,879	169,724	198,313
Net cash provided by (used in) financing activities	(60,039)	2,703	(22,448)	(25,635)
Capital expenditures	47,022	66,485	131,133	188,104

Operating cash flow is a financial measure that is not calculated and presented in accordance with accounting principles generally accepted in the United States. We define operating cash flow as operating income or loss before depreciation and amortization. Operating cash flow is useful to management in measuring the overall operational strength and performance of our company. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating our revenues. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures and investment spending. Another limitation of operating cash flow is that it does not reflect income net of interest expense, which is a significant expense of our company because of the substantial debt we incurred to acquire our cable television systems and finance the capital expenditures for the upgrade of our cable network.

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

The following is a reconciliation of operating income to operating cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Operating income	$41,833	$30,052	$111,105	$99,061
Adjustment:
Depreciation and amortization	56,667	62,450	171,936	160,375

Operating cash flow	$98,500	$92,502	$283,041	$259,436

Operating cash flow includes high-speed Internet charges of $4.1 million for the nine months ended September 30, 2002 that were excluded in previous reports filed by us.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The $22.3 million or 11% increase in revenue was primarily a result of gains in high-speed Internet and digital service revenue, which increased 57% and 30% over the prior year’s quarter, primarily due to an increased customer base. In addition, basic cable service revenue increased 5%, primarily due to basic rate increases.

Revenue by service offering were as follows for the three months ended September 30 (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue
Basic	$135,829	59.5%	$128,777	62.5%
Digital	21,391	9.4%	16,466	8.0%
High-speed Internet	24,346	10.7%	15,488	7.5%
Premium / analog pay-per-view	13,776	6.0%	14,591	7.1%
Telephone	3,232	1.4%	1,735	0.8%
Advertising	14,550	6.4%	13,007	6.3%
Franchise fees	6,928	3.0%	6,550	3.2%
Other	8,343	3.6%	9,432	4.6%

Total	$228,395	100.0%	$206,046	100.0%

Revenue Generating Units (“RGUs”) were approximately 1,934,900 as of September 30, 2003 compared to approximately 1,753,600 as of September 30, 2002. This represents a growth rate of 10%. Giving effect to the Griffin swap, RGUs grew 10% from the prior year quarter. RGUs represent the sum of basic, digital, high-speed Internet, and telephone customers.

Average monthly revenue per basic customer, including management fee revenue and SourceSuite revenue, was $58.81 for the three months ended September 30, 2003, compared to $53.24 for the three months ended September 30, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and digital service increased to $11.78 for the three months ended September 30, 2003, up from $8.25 for the three months ended September 30, 2002.

Programming and other operating costs increased $10.8 million or 15%. Programming costs increased 5%, primarily attributable to increased programming rates, an increase in customers served, and additional programming in the newly rebuilt systems. These increases were offset by a $3.1 million credit due to the settlement of a programming contract. Excluding the settlement of the programming contract, programming costs increased 11%. Other operating costs increased 44%, primarily attributable to increased high-speed Internet costs driven by the net addition of 83,900 high-speed Internet customers, year over year. In addition, labor costs increased due to the transition from upgrade activities to maintenance activities associated with the growth of new customers.

Selling, general and administrative expenses increased $5.5 million or 13%, primarily as a result of increased costs related to annual salary increases and payroll related costs for existing employees, some of which are one-time expenses, as well as the addition of new employees. In addition, marketing expenses increased to support the continued roll-out of new products; legal fees also increased related to ongoing litigation. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Depreciation and amortization expense decreased $5.8 million or 9% primarily as a result of a one-time $11.1 million write-down of our obsolete video on demand equipment in the three months ended September 30, 2002. Excluding this impairment charge, depreciation and amortization increased $5.3 million or 10% primarily as a result of additional capital expenditures through September 30, 2003 to support the continued rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas.

Operating cash flow increased $6.0 million or 6% primarily due to increased basic, digital and high-speed Internet revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat quarter over quarter. The increase of $3.3 million or 7% is primarily due to the inclusion of $5.0 million of accruals for preferred interests in accordance with SFAS No. 150, effective July 1, 2003. Previously, the accrual was treated as a dividend below net income or loss. Additionally, the increase is related to higher outstanding debt, which averaged $2.7 billion for the three months ended September 30, 2003, versus $2.5 billion for the three months ended September 30, 2002. These increases were partially offset by a decrease in interest expense due to lower interest rates, which averaged 7.6% for the three months ended September 30, 2003, versus 8.7% for the three months ended September 30, 2002.

Minority interest decreased $21.4 million or 184% to expense of $9.8 million from income of $11.6 million. The decrease is a direct result of the increase in net income attributable to common interests recorded by Insight Midwest primarily due to the gain on settlement of a programming contract partially offset by the loss from the extinguishment of the Coaxial debt.

For the three months ended September 30, 2003, the net loss was $8.8 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The $66.9 million or 11% increase in revenue was primarily a result of gains in high-speed Internet and digital service revenue, which increased 62% and 25% over the prior year’s nine months primarily due to an increased customer base. In addition, basic cable service revenue increased 6% primarily due to basic rate increases.

Revenue by service offering were as follows for the nine months ended September 30 (in thousands):

	2003 Revenue by Service Offering	% of Total Revenue	2002 Revenue by Service Offering	% of Total Revenue
Basic	$400,305	60.1%	$376,117	62.7%
Digital	60,572	9.1%	48,447	8.1%
High-speed Internet	66,959	10.0%	41,220	6.9%
Premium / analog pay-per-view	42,867	6.4%	45,605	7.6%
Telephone	8,596	1.3%	3,674	0.6%
Advertising	42,264	6.3%	37,831	6.3%
Franchise fees	20,442	3.1%	19,101	3.2%
Other	24,482	3.7%	27,620	4.6%

Total	$666,487	100.0%	$599,615	100.0%

Average monthly revenue per basic customer, including management fee revenue and SourceSuite revenue, was $57.08 for the nine months ended September 30, 2003, compared to $51.53 for the nine months ended September 30, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and digital service increased to $10.92 for the nine months ended September 30, 2003, up from $7.70 for the nine months ended September 30, 2002.

Programming and other operating costs increased $32.2 million or 15%. Programming costs increased 9%, primarily attributable to increased programming rates, an increase in customers served, and additional programming in the newly rebuilt systems. These increases were offset by a $3.1 million credit due to the settlement of a programming contract. Excluding the settlement of the programming contract, programming costs increased 11%. Other operating costs increased 26%, primarily attributable to increased high-speed Internet costs driven by the net addition of 83,900 high-speed Internet customers, year over year. In addition, labor costs increased due to the transition from upgrade activities to maintenance activities associated with the growth of new customers.

Selling, general and administrative expenses increased $15.2 million or 12% primarily as a result of increased costs related to annual salary increases and payroll related costs for existing employees, some of which are one-time expenses, as well as the addition of new employees. In addition, marketing expenses increased to support the continued roll-out of new products; legal fees also increased related to ongoing litigation. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

High-speed Internet service charges were incurred through February 28, 2002 as a result of payments made to @Home, the former provider of high-speed Internet services for all of our systems, except for those located in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. For the purpose of continuing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service for three months through February 28, 2002. As a result of this arrangement we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered through February 28, 2002.

Depreciation and amortization expense increased $11.6 million or 7% primarily as a result of additional capital expenditures through September 30, 2003 to support the continued rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas. Excluding the write-down of our obsolete video on demand equipment during the three months ended September 30, 2002, depreciation and amortization increased $22.7 million or 15%.

Operating cash flow increased $23.6 million or 9% primarily due to increased basic, digital and high-speed Internet revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs. In addition, the increase in operating cash flow is also attributable to the absence of high-speed Internet service charges to @Home for the nine months ended September 30, 2003 that were previously included in the adjustments to operating cash flow during the nine months ended September 30, 2002.

Interest expense remained relatively flat period over period. The increase of $2.6 million or 2% is primarily due to the inclusion of $5.0 million of accruals for preferred interests in accordance with SFAS No. 150, effective July 1, 2003. Previously, the accrual was treated as a dividend below net income or loss. Additionally, the increase is related to higher outstanding debt, which averaged $2.7 billion for the nine months ended September 30, 2003, versus $2.6 billion for the nine months ended September 30, 2002. These increases were partially offset by a decrease in interest expense due to lower interest rates, which averaged 8.0% for the nine months ended September 30, 2003, versus 8.3% for the nine months ended September 30, 2002.

Minority interest decreased $33.5 million or 130% to expense of $7.8 million from income of $25.7 million. The decrease is a direct result of the increase in net income attributable to common interests recorded by Insight Midwest primarily due to the $27.0 million gain recorded on the swap of our Griffin, GA system for the managed Shelbyville, KY and New Albany, IN systems owned by Comcast of Montana/Indiana/Kentucky/Ohio during the first quarter of 2003, the gain on settlement of a programming contract and increased operating income partially offset by the loss from the extinguishment of the Coaxial debt.

For the nine months ended September 30, 2003, the net loss was $12.0 million.

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

Cash provided by operations for the nine months ended September 30, 2003 and 2002 was $171.3 million and $117.6 million. The increase was primarily attributable to the increase in accrued programming costs during the nine months ended September 30, 2003 and the timing of cash receipts and payments related to the remaining working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $169.7 million and $198.3 million. The decrease was primarily attributable to reduced capital spending during the nine months ended September 30, 2003 due to the near completion of our system rebuilds offset by cash paid for the swap of our Griffin, GA system for the managed Shelbyville, KY and New Albany, IN systems owned by Comcast of Montana/Indiana/Kentucky/Ohio and the purchase of the Coaxial interests.

Cash used in financing activities for the nine months ended September 30, 2003 and 2002 was $22.4 million and $25.6 million. The change was primarily due to the net impact of the retirement of the Ohio obligations through the refinancing of the Insight Midwest Holdings Credit Facility. We contributed $33.6 million and $14.0 million to Insight Ohio during the nine months ended September 30, 2003 and 2002.

For the nine months ended September 30, 2003 and 2002, we spent $131.1 million and $188.1 million in capital expenditures largely to support our plant rebuild in Illinois, which is substantially completed, telephone deployment and success-based capital, including interactive digital and high-speed Internet expansion.

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

On August 26, 2003 we amended the Insight Midwest Holdings Credit Facility in connection with our plan to refinance all of the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion which increased the total facility size to $1.975 billion from $1.750 billion. We recorded $2.0 million of deferred financing costs associated with this amendment that will be amortized over the remaining term of the credit facility.

On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to Insight Midwest which, in turn, contributed this amount to Insight Ohio. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio Credit Facility of $22.5 million plus accrued interest.

On September 29, 2003, Insight Midwest Holdings used $206.7 million of the Insight Midwest Holdings Credit Facility to repay the outstanding principal, interest and call premiums related to the Senior Notes and Senior Discount Notes issued by Coaxial and it’s affiliates. Both series of notes had been conditionally guaranteed by Insight Ohio.

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

We believe that the Insight Midwest Holdings Credit Facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon $325.0 million of unused availability under the Insight Midwest Holdings Credit Facility as of September 30, 2003 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of September 30, 2003, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Operating Leases	Total
2003	$—	$1,143	$1,143
2004	62,250	3,489	65,739
2005	83,500	2,842	86,342
2006	83,500	2,503	86,003
2007	83,500	2,006	85,506
Thereafter	2,582,250	4,314	2,586,564

Total cash obligations	$2,895,000	$16,297	$2,911,297

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

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

As of September 30, 2003, we had entered into floating to fixed rate interest rate swaps that approximated $150.0 million, or 9%, of our borrowings under all of our credit facilities, which expires in August 2004. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $15.0 million.

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

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.4%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $1.2 million, which is included in other income. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $1.9 million.

The fair market value and carrying value of our 9¾% senior notes, 10½% senior notes and 12¼% senior discount notes was $1.18 billion and $1.14 billion as of September 30, 2003. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2003, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately ($6.1) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss) depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4.	Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10 to Notes to Consolidated Financial Statements.

Item 2.	Changes in Securities

During the three months ended September 30, 2003, we issued 33,253 shares of Class A common stock in connection with our matching contributions to our 401(k) plan and granted stock options to certain of our employees, directors and external consultants to purchase an aggregate of 84,000 shares of Class A common stock. The issuances of common stock and grants of stock options were not registered under the Securities Act of 1933 because such issuances and grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1	Purchase Agreement dated as of August 26, 2003 among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy

10.2	Amended and Restated Operating Agreement of Insight Ohio dated as of September 29, 2003

10.3	Management Agreement of Insight Ohio dated as of September 29, 2003

10.4	Amended and Restated Credit Agreement dated as of August 26, 2003 among Insight Midwest Holdings, LLC and the several banks, financial institutions or other entities party thereto (the “Credit Agreement”)

10.5	Additional Term Loan Supplement to the Credit Agreement dated as of August 26, 2003

10.6	Severance agreement with Kim D. Kelly dated August 25, 2003

10.7	Employment agreement with Dinesh C. Jain dated October 9, 2003

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Communications Company, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Communications Company, Inc.

32	Section 1350 Certifications

(b) Reports on Form 8-K:

We filed the following report on Form 8-K during the three months ended September 30, 2003:

•	On August 1, 2003, relating to and attaching our press release announcing our second quarter 2003 results (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	INSIGHT COMMUNICATIONS COMPANY, INC.

/s/ Dinesh C. Jain
Dinesh C. Jain Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer (Principal Financial Officer)