Form 10-K
period 2003-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2004-03-03
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Yes  ☒    No  ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2003 was approximately $605.6 million.

The number of shares of the registrant’s common stock outstanding as of February 13, 2004: 50,760,317 shares of Class A Common Stock and 8,879,468 shares of Class B Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III

ii

FORWARD-LOOKING STATEMENTS

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our results of operations or financial condition; or

•	state other “forward-looking” information.

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

General

Insight Communications Company, Inc. is the ninth largest cable television system operator in the United States based on customers served. We currently serve approximately 1.4 million customers, all of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. We offer our customers an array of broadband products and services, including analog and digital video and high-speed Internet access, as well as telephone services under the AT&T Digital Phone brand.

Insight Midwest, L.P. is a partnership owned 50% by us and 50% by an indirect subsidiary of Comcast Cable Holdings, LLC, which is a subsidiary of Comcast Corporation. Insight Midwest owns systems serving approximately 1.3 million of our customers, and our 50% interest in Insight Midwest constitutes substantially all of our assets. We also manage additional systems in Indiana owned by an affiliate of Comcast Cable, which served approximately 89,400 customers as of December 31, 2003, for which we receive a management fee equal to 5% of the gross revenues of those systems.

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

Our principal offices are located at 810 Seventh Avenue, New York, New York 10019, and our telephone number is (917) 286-2300.

Strategy

Our strategy is to be a full-service provider of entertainment, information and communications services. This strategy is centered on offering attractive products and services which will be valued by our customers, and providing the highest level of customer service. We focus on strengthening relationships within the communities in which we operate. We believe our local presence and relationships with our communities and customers distinguishes us from our competitors and results in higher customer satisfaction. In addition, we intend to continue to leverage the capacity and capability of our upgraded broadband network to develop new and enhanced products and services for our customers.

Deliver excellent customer service and enhance community relations

We believe that our commitment to customers and the communities in which we operate enhances our ability to attract and retain customers in a competitive environment. We also believe that providing outstanding customer service and creating a positive corporate image in our communities enhances our ability to sell new products and services.

We seek a high level of customer satisfaction by employing localized customer care, extensively using market research and providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis, providing us the opportunity to demonstrate and sell our new and enhanced products and services. Our localized customer care initiatives create substantial marketing and promotion opportunities, which we believe are effective in the deployment of our products and services.

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

Focus on operating large, tightly-grouped clusters of cable systems in markets with attractive demographic profiles

In addition to its geographic concentration, our communications network is tightly-grouped, or “clustered,” with approximately 95% of our customers served from 14 headends, or an average of approximately 100,000 customers per headend (a headend processes signals received for distribution to customers over our network). As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis. We believe that the highly clustered nature of our systems also enables us to more efficiently deploy our marketing dollars and maximize our ability to enhance customer awareness, increase use of our products and services and build brand support.

The communities we serve are characterized by good housing growth, higher than average household income and low unemployment, and many are centered around large universities and major commercial enterprises. We believe that the demographic profile of our communities make them attractive markets for our existing and new products.

Leverage our advanced broadband network to offer bundled services and introduce new and enhanced products

Our advanced broadband network provides significant capacity and flexibility to offer our customers an array of products and services. The capacity of a cable system to offer products and services is determined by its bandwidth. As of December 31, 2003, we estimate that approximately 96% of our customers were passed by our upgraded network, with a bandwidth capacity of 750 megahertz (MHz) or greater. At the end of 2003, digital cable was available to 96% of basic customers passed by our broadband network, high-speed Internet was available to 96% of homes passed and telephone was available to 30% of homes passed.

Our marketing strategy is to offer our customers an array of entertainment, information and communications services on a bundled basis. A bundled customer is one who subscribes to two or more of our primary services (video, high-speed Internet access and telephone). Where available, all of our services are offered on a bundled basis, supported by a single, integrated back-office platform, which allows our customers to make one call to a single customer service representative regarding any and all of their services and to receive a single bill for all services if they choose. By bundling our products and services, we provide our customers with increased choice in value-added packages, which we believe results in higher customer satisfaction, increased use of our services and greater customer retention.

Pursue value-enhancing transactions in nearby or adjacent geographies

We will seek to swap or acquire systems that strategically fit our clustering and operating strategy and are accretive to our value. We do not currently have any agreements, commitments or understandings for any future acquisitions. There is no assurance that any additional acquisitions will be completed. We believe that by acquiring or swapping systems in close proximity we have the opportunity to improve revenue growth and operating margins. This is achieved through the consolidation of headends and spread of fixed costs over larger systems and the increase of operating efficiencies associated with larger systems.

Technical Overview

We believe that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we will need to maintain a state-of-the-art technical platform. The deployment of fiber optic cable which has a capacity for a very large number of channels, the increase in the bandwidth to 750 MHz or higher, the activation of a two-way communications network and the installation of digital equipment allows us to deliver new and enhanced products and services, including interactive digital video, high-speed Internet services and telephone services provided by subsidiaries of Comcast Cable.

As of December 31, 2003, our owned systems were comprised of approximately 29,600 network miles serving approximately 1.3 million customers and passing approximately 2.3 million homes resulting in a density of approximately 78 homes per mile. As of that date, our owned systems were made up of an aggregate of 35 headends, and approximately 95% of our customers are served by 14 headends. As of December 31, 2003, we estimate that approximately 96% of our customers were passed by our upgraded network.

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

To enable us to deliver telephone services, Comcast Cable provides the necessary switching and transport. Insight Midwest is required to deploy the necessary equipment at the headends and at customers’ homes, and is responsible for expanding and upgrading our network to provide the required capacity. We are improving the reliability of telephone services by implementing centralized powering and status monitoring on our local network as telephone services are deployed in our systems. The existing commercial power structure deployed in cable networks is subject to potential disruptions in local power utility service. Centralized power will provide battery back-up for a limited duration followed by gas-powered generator back-up, thereby making both telephone services and other products and services delivered over our local network more reliable. Status monitoring will enable us to monitor key components of our local network so that we can help reduce and diagnose problems affecting the performance of our local network.

Products and Services

We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 25 channels of television programming. As of December 31, 2003, approximately 91% of our customers chose to pay an additional amount to receive additional channels under our “Classic” or “expanded” service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the classic service. As of December 31, 2003, premium units as a percentage of basic subscribers was approximately 42%.

As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed Internet services. In addition, we are offering telephone services to our customers in selected markets under a long-term agreement with Comcast Cable.

Analog Video

Our analog cable television service offering includes the following:

•	Basic Service. All of our customers receive the basic level of service, which generally consists of local broadcast television and local community programming, including government and public access, and may include a limited number of satellite channels.

•	Classic Service or Expanded Service. This expanded level of service includes a group of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel and Lifetime.

•	Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming such as HBO, Cinemax, Starz! and Showtime. We offer subscriptions to these channels primarily as a multi-channel digital service, along with subscription video-on-demand services.

•	Pay-Per-View. These analog channels allow customers with addressable analog or digital set top boxes to pay to view a as one-time special sporting event or music concert on an unedited, commercial-free basis. Pay-per-view movies are available through our video-on-demand digital service.

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

We are packaging a “Digital Gateway” brand. For $7.95 per month, our customers receive the following features:

•	A digital set-top box and remote control;

•	An interactive navigational program guide for all analog and digital channels;

•	A local, interactive Internet-style information and entertainment service;

•	A multi-channel premium service for customers who separately subscribe to premium channels, such as HBO and Showtime, and in some cases with subscription video-on-demand;

•	Video-on-demand;

•	Mag Rack, a selection of video magazines with video-on-demand functionality; and

•	A digital 40-channel audio music service.

In January 2003, we began offering a high-definition programming service consisting of broadcast networks and premium channels. Digital customers with high-definition television (HDTV) sets can pay an extra $2.00 for an HDTV receiver and any high-definition programming that is available from local broadcasters. HDTV customers who have HBO or Showtime would receive any HDTV programs available from these networks as well. We believe that offering HDTV programming from local broadcasters puts us in a favorable competitive position with the direct broadcast satellite television distributors which have limited HDTV programming due to capacity restrictions.

We have an agreement with Liberate Technologies that enables us to utilize the Liberate software platform for the deployment of interactive television services The Liberate software provides the middleware component of our interactive digital product. Throughout our systems, we have deployed Motorola’s DCT-2000 digital set-top boxes. We have also deployed the less expensive DCT-1700 set-top boxes, and for systems that have launched HDTV, we have deployed the DCT-5100. In January 2004, we began offering in certain of our systems, for an additional $5.00 per month over our Digital Gateway price, Motorola’s DCT-6208 which integrates in a single digital set-top box our existing HDTV programming and video-on-demand services with a new digital video recorder (DVR) service. These advanced services are supported by Gemstar-TV Guide’s interactive program guide.

Our digital customers are served by a video-on-demand infrastructure provided by SeaChange International, Inc. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. Our video-on-demand product is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality. As of December 31, 2003, approximately 28% of our customers had access to video-on-demand services.

On March 14, 2002, we purchased the remaining 50% equity interest in SourceSuite LLC that we did not already own. Through SourceSuite, our interactive digital platform provides its local Internet-style service and its interactive program guide for our interactive digital products other than the DCT-6208 offering.

High-Speed Internet

We offer high-speed Internet service for personal computers for all of our upgraded systems through our own regional network branded InsightBroadbandSM, except for our Columbus, Ohio system, which utilizes the RoadRunner service. AT&T Corp. provides the IP network backbone for our InsightBroadband service and certain core Internet support functions. As of December 31, 2003, high-speed Internet services were available in over 2.2 million of our homes and served approximately 230,000 of our customers.

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

Telephone Services

We have a long-term agreement with Comcast Cable that allows Insight Midwest to deliver local telephone service using Insight Midwest’s local network infrastructure and switching and transport furnished by Comcast Cable. Insight Midwest leases certain capacity on its local network to Comcast Cable for a monthly fee for each of the first four lines ordered by a customer. Additionally, Comcast Cable is required to pay Insight Midwest a fee for each customer installation. Insight Midwest is compensated on a per transaction basis for sales of telephone services as Comcast Cable’s agent. For Insight Midwest’s provision of billing and collection for telephone services, Comcast Cable is required to pay it a monthly fee per customer. Insight Midwest is also entitled to additional compensation if revenue exceeds the projected target revenue for local service lines and features.

Subsidiaries of Comcast Cable are the regulated telephone carriers providing telephone services. Telephone services are marketed as AT&T Digital Phone services and are sold in conjunction with our bundle of InsightDigital services. Insight Midwest markets those services as an agent for Comcast Cable. Insight Midwest also bills customers for those services, as well as provides installation, maintenance and marketing support for the services. Pursuant to its long-term agreement with Comcast Cable, telephone services are provided in certain systems in which Insight Midwest currently provides cable television services, other than its Illinois systems. If both parties agree, the agreements can be expanded to include the Illinois systems. Telephone services have been deployed in portions of the Louisville, Kentucky, Evansville, Indiana, Lexington, Kentucky, and Columbus, Ohio areas and were available to a total of approximately 701,500 marketable homes passed, with approximately 55,400 customers as of December 31, 2003.

Insight Midwest is responsible for upgrading and maintaining its local network to meet specified measures of quality including increasing the capacity of its network on an average capacity of two lines per residential household passed, assuming a specified service penetration rate. Insight Midwest also acquires and installs equipment to be located at the customer premises that is required to provide telephone services. Comcast Cable is responsible for switching and transport.

Comcast Cable is evaluating its telephony strategy on an ongoing basis. Therefore, we are unable to predict whether any changes in Comcast Cable’s telephony strategy will affect our contractual relationship for the provision of telephone services to our customers.

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

As a result of our management’s British experience, we recognized that the technology and products developed in the United Kingdom would migrate to the United States in similar form. We focused on planning to upgrade our network promptly after it became clear that the 1996 Telecom Act would encourage competition in the communications industries. We understood, however, that the new products and services available with new technology were best deployed in markets which provided for efficiencies for branding and technical investment. Our original acquisition strategy, which focused on customer growth, was very successful. However, our management team recognized the opportunity to evolve from our role as a cable television operator providing only home video entertainment into a full service alternative communications network providing not only standard video services, but also interactive digital video, high-speed Internet access and communications products and services.

Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, we executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in our current composition. The largest of these transactions were the 50/50 joint ventures formed with Comcast Cable (formerly known as AT&T Broadband) and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and on January 5, 2001 with respect to the Illinois systems. As of December 31, 1997, our systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of its customers. We believe that we have successfully transformed our assets so that we currently own, operate and manage a cable television network serving approximately 1.4 million customers, all of which are clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Our current assets are reflective of our strategy to own systems that have high ratios of customers to headends.

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

Our Systems

Our systems in Indiana, Kentucky, Illinois and Ohio serve approximately 1.3 million customers. We are the largest operator of cable systems in Kentucky and the second-largest in both Indiana and Illinois. Our systems are clustered to serve an average of 100,000 customers per headend.

We are able to realize significant operational synergies due to the size of the clusters in these states and the demographic proximity of all of our systems. In all of our systems, we have substantially completed upgrading our system infrastructures to enable us to deliver new technologies, products and services to provide our customers with greater value and choices in the face of growing competition. As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed Internet services. In addition, we are offering telephone services to our customers in selected markets under a long-term agreement with Comcast Cable.

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

The Indiana Systems

General

As of December 31, 2003, the Indiana systems passed approximately 585,200 homes and served approximately 329,000 customers. The Indiana systems are owned by Insight Communications Midwest, which is the second largest cable operator in the state. Insight Communications Midwest, which was capitalized on October 31, 1998, was a 50/50 joint venture between us and an indirect subsidiary of Comcast Cable (formerly known as AT&T Broadband) until the contribution of its equity interests on October 1, 1999 into Insight Midwest. We serve as manager of the Indiana systems. We believe that there are additional opportunities to augment our position in Indiana through additional acquisitions and swaps. Approximately 95% of our customers in Indiana are served by three headends.

We manage the day-to-day operations of Indiana cable television systems owned by Comcast of Montana/Indiana/Kentucky/Utah (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, which served approximately 89,400 customers as of December 31, 2003. The systems are operated by employees of our Indiana systems, and the overhead for these systems is allocated and charged against the cash flow of the managed systems. On February 28, 2003, we exchanged with an affiliate of Comcast Cable the system we owned in Griffin, Georgia serving approximately 11,800 customers, plus $25 million, for certain of these managed systems serving approximately 23,400 customers which are presently tied into our Louisville system. The management agreement for the remaining managed systems may be terminated by either party upon 30 days notice.

The Indiana systems are organized in four management districts:

The Central District

As of December 31, 2003, the Central District passed approximately 148,800 homes and served approximately 82,200 customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include Bloomington Hospital, Cook Incorporated and General Electric. The median household income for the area is approximately $43,000 per year, while the median family income is approximately $55,800 per year. Household income differs from family income by including income from all persons in all households, including persons living alone and other non-family households.

The Southwest District

As of December 31, 2003, the Southwest District passed approximately 129,400 homes and served approximately 59,900 customers, principally in the communities of Evansville, Boonville, Mt. Vernon, Princeton and Jasper, Indiana, as well as Henderson, Kentucky. The median household income for the area is approximately $40,500 per year, while the median family income is approximately $49,900 per year. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

In January 2003, HDTV was launched in this District. Telephone service is now fully deployed in Evansville, Boonville and Mt. Vernon, Indiana, as well as in Henderson, Kentucky.

A related party of Vectren Corporation (formerly Southern Indiana Gas and Electric Co.) has overbuilt the City of Evansville. Vectren has obtained franchises to provide cable television service in the City of Evansville and neighboring areas and commenced service in April 1999. We believe the Vectren overbuild passed approximately 82,500 homes in our service area as of December 31, 2003 and is expected to pass additional homes, and has commenced offering telephone and data service.

The Northwest District

As of December 31, 2003, the Northwest District passed approximately 106,000 homes and served approximately 69,300 customers, principally in the communities of Lafayette and Kokomo. The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers include Eli Lilly, Subaru, Caterpillar, Great Lakes Chemical, Lafayette Life Insurance, General Motors and Delco Remy. The median household income for the area is approximately $41,100 per year, while the median family income is approximately $52,400 per year.

The Northeast District

As of December 31, 2003, the Northeast District passed approximately 201,000 homes and served approximately 117,600 customers in Richmond as well as in the suburban communities near Indianapolis, including Noblesville and extending north to Anderson and east to Richmond, Indiana. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors and Eli Lilly The median household income for the area is approximately $55,000 per year, while the median family income is approximately $63,500 per year.

The Kentucky Systems

General

As of December 31, 2003, the Kentucky systems passed approximately 845,800 homes and served approximately 464,100 customers. This includes approximately 78,600 homes passed and approximately 36,200 customers served by the Jeffersonville and New Albany, Indiana systems which is owned by Insight Communications Midwest and operated by the management of the Louisville, Kentucky system. The Kentucky systems are owned by Insight Kentucky Partners II, L.P., which is the largest cable operator in the state. We acquired a combined 50% interest in Insight Kentucky’s parent on October 1, 1999, with related parties of Comcast Cable (formerly known as AT&T Broadband) holding the other 50% interest. Simultaneous with this acquisition, all of the equity interests were contributed into Insight Midwest. We serve as manager of the Kentucky systems.

Our Kentucky systems are located in and around four of the five largest cities in the state: Louisville, Lexington, Covington, and Bowling Green. Over 99% of Insight Kentucky’s customers are served by a two-way active, 750 MHz network. Additionally, approximately 99% of the systems’ customers are served by four headends.

Summary statistics for the Kentucky systems are as follows:

Louisville

As of December 31, 2003, the Louisville system passed approximately 529,100 homes and served approximately 274,400 customers. Louisville is the 16th largest city in the United States and is Kentucky’s largest city. It is located in the northern region of the state, bordering Indiana. Louisville is located within a day’s drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. The median household income for the area is approximately $39,800 while the median family income is approximately $48,300. Knology, Inc. obtained a franchise to provide cable television service in the City of Louisville, although it had not built a cable system as of December 31, 2003.

The Louisville system serves over 99% of its customers with two-way 750 MHz cable from a single headend. As of December 31, 2003, approximately 101,900 customers in the Louisville system have subscribed to our interactive InsightDigital service, including the LocalSource product and our video-on-demand service. Digital phone service is available in over 87% of Louisville.

Lexington

As of December 31, 2003, the Lexington system passed approximately 127,200 homes and served approximately 83,100 customers from a single headend. Lexington is Kentucky’s second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International. The median household income for the area is approximately $40,000, while the median family income is approximately $50,700.

As of December 31, 2003, over 30% of customers have subscribed to our interactive digital service. Approximately 18% of customers have InsightBroadband high-speed Internet service. Digital phone service is available in over 51% of Lexington.

Covington

As of December 31, 2003, the Covington system passed approximately 153,000 homes and served approximately 83,400 customers from a single headend. Covington is Kentucky’s fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp, DHL, Ashland, Inc., Fidelity Investments, BICC General Cable Corporation, Omnicare, COMAIR, Levis Strauss, Gap, Inc., Mazak Corp. and R.A. Jones, Inc. The median household income for the area is approximately $48,700, while the median family income is approximately $57,000.

Bowling Green

As of December 31, 2003, the Bowling Green system passed approximately 36,500 homes and served approximately 23,200 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include General Motors, Fruit of the Loom, Commonwealth Health Corporation, DESA International and Houchens Industries. The median household income for the area is approximately $32,600, while the median family income is approximately $42,700.

The Illinois Systems

The Illinois systems are owned and operated by Insight Communications Midwest, and were contributed to Insight Communications Midwest on January 5, 2001. We serve as manager of the Illinois systems. These systems are located primarily in mid-sized communities, including Springfield, Rockford, Peoria, Dixon and Champaign/Urbana. The Rockford system was contributed by us and the other Illinois systems were acquired from certain cable subsidiaries of AT&T Corp.

In total, the Illinois systems passed approximately 688,400 homes and served approximately 414,900 customers as of December 31, 2003, making us the second largest operator of cable television systems in the State of Illinois. These systems are served by networks with approximately 7,000 miles having a capacity greater than or equal to 750 MHz, approximately 586 miles having a capacity greater than or equal to 550 MHz and less than 750 MHz, and nearly 223 miles having a capacity less than 450 MHz.

The Illinois systems are organized in five management districts:

The Rockford District

As of December 31, 2003, the Rockford District passed approximately 131,600 homes and served approximately 76,800 customers. Rockford is Illinois’ second largest city. Major employers in the Rockford metropolitan area include Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems. The median household income for the area is approximately $36,500 per year, while the median family income is approximately $44,600 per year.

Since launching our InsightDigital service in the Rockford system, the activated areas achieved approximately 28% digital penetration from its customers, with incremental revenue per digital customer of approximately $19 per month.

The Peoria District

As of December 31, 2003, the Peoria District passed approximately 200,800 homes and served approximately 125,000 customers, principally in the communities of Bloomington and Peoria. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with over 20,000 students and Illinois Wesleyan University with over 2,000 students. The major employers in Bloomington are State Farm Insurance and Mitsubishi Motor Company of America. Peoria is the fifth largest city in Illinois, located in the north central part of the state. The Peoria system is home to Bradley University. Major employers in the Peoria area include the world headquarters of Caterpillar and R.L. Nelson Corp. The median household income for the area is approximately $41,400, while the median family income is approximately $54,000.

The Peoria system completed the upgrade of all but 68 miles of its 2,100 mile network to 750 MHz or higher. As of December 31, 2003, the Peoria District achieved penetration levels for its digital service of over 25% in areas where digital service is available. The system has launched high-speed Internet service and has achieved penetration levels of over 10% as of December 31, 2003 in areas where the service is available. In September 2003, video-on-demand and HDTV services were made available to customers in the Peoria district.

The Dixon District

As of December 31, 2003, the Dixon District passed approximately 69,300 homes and served approximately 43,500 customers, principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive. The median household income for the area is approximately $36,400, while the median family income is approximately $46,600.

Approximately 85% of the Dixon system currently operates with a network of 750 MHz or higher. As of December 31, 2003, the district achieved penetration levels for its digital service of approximately 21% in areas where the service is available.

The Springfield District

As of December 31, 2003, the Springfield District passed approximately 187,800 homes and served approximately 117,000 customers, principally in the communities of Decatur and Springfield. Springfield is the capital of Illinois and the sixth largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois. The median household income for the area is approximately $36,200, while the median family income is approximately $46,800.

Approximately 90% of the Springfield District operates with a network of 750 MHz or higher. As of December 31, 2003, the district achieved penetration levels for its digital service of nearly 27% in the areas where the service is available. The system has launched InsightBroadband high-speed Internet service and has achieved penetration levels of approximately 10% in areas where the service is available. In September 2003, video-on-demand and HDTV services were made available to customers in the Springfield district.

The Champaign District

As of December 31, 2003, the Champaign District passed approximately 98,900 homes and served approximately 52,600 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with over 45,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association. The median household income for the area is approximately $30,300 and the median family income for the area is approximately $47,600.

The Champaign District serves substantially all of its customers by a two-way, 750 MHz network. The district had approximately 13,600 digital customers as of December 31, 2003. The Champaign District has launched InsightBroadband high-speed Internet service and as of December 31, 2003 had approximately 11,800 customers.

The Ohio System

In connection with the AT&T transactions in January 2001, the common equity of Insight Communications of Central Ohio, LLC, the entity holding the Ohio system, was contributed to Insight Midwest. As of December 31, 2003, the Ohio system passed approximately 206,400 homes and served approximately 85,600 customers from a single headend. The system serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy’s, Nationwide Insurance, Borden and Worthington Industries. The median household income for our service area is approximately $40,300 per year, while the median family income is approximately $50,600 per year.

As of December 31, 2003, approximately 34,500 of our Ohio customers have subscribed to our interactive digital service, representing a penetration of nearly 43% in areas where digital service is available. The RoadRunner high-speed Internet service, launched in 2000, has achieved a penetration of approximately 13% as of December 31, 2003 in areas where digital service is available. In addition, the Ohio system provides exclusive local sports and entertainment programming, featuring a variety of sporting events from area high schools and the Ohio State University to Columbus Clippers baseball and Columbus Crew major league soccer.

In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and most other suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its system, both in our service area and in the Time Warner service area on the west side of Columbus. We and Time Warner service virtually distinct areas and therefore do not compete with one another. The areas of the Ohio system served by both us and WideOpenWest pass approximately 130,800 homes, representing 63% of the Ohio system’s total homes passed as of December 31, 2003.

We have launched a telephone service alternative to SBC (Ameritech) in the Columbus, Ohio area through our arrangement with Comcast Cable.

Customer Rates

Rates charged to customers vary based on the market served and service selected. As of December 31, 2003, the weighted average revenue for our monthly combined basic and classic service was approximately $35.51. The national average is projected to be $36.59 for the same services for 2003, as reported by Paul Kagan & Associates.

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

Sales and Marketing

Our strategy is to improve customer satisfaction and reduce churn in addition to selling video, high-speed Internet and telephone services under the “AT&T Digital Phone” brand to our customers and potential customers, thereby increasing market share. Customers who purchase more than one service may in some cases be eligible for a bundled discount. We regularly use targeted campaigns to sell the appropriate services to both our existing and our potential customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell them additional services.

Due to the nature of the communities we serve, we are able to market our services in ways not typically used by urban cable operators. We can market products and services to our customers at our local offices where many of our customers pay their cable bills in person. Examples of our in-store marketing include the promotion of premium services as well as point-of-purchase demonstrations that will allow customers to experience our high-speed Internet service and digital products. We aggressively promote our services utilizing both broad and targeted marketing tactics, including outdoor billboards, outbound telemarketing, retail partnerships, including Best Buy and H.H. Gregg, direct mail, door-to-door sales, cross-channel promotion, print and broadcast.

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

Currently there are over 160 cable networks competing for carriage on our analog and digital platforms. We have continued to leverage both our systems’ channel capacity and newly deployed digital services including video-on-demand as an incentive to our suppliers to secure long term programming deals with reasonable price structures and other creative financial arrangements to offset license fee increases.

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

Franchises

Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating authorities that are granted by either local governmental or centralized state authorities. These franchises typically contain many conditions, such as:

•	Time limitations on commencement and completion of construction;

•	Conditions of service, including the number of channels, the provision of free service to schools and other public institutions;

•	The maintenance of insurance and indemnity bonds; and

•	The payment of fees to communities.

•	These local franchises are subject to limits imposed by federal law.

As of December 31, 2003, we held 559 franchises in the aggregate, consisting of 202 in Indiana, 203 in Kentucky, 125 in Illinois and 29 in Ohio. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system.

The Communications Act of 1934 prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues from the provision of cable services and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

The following table summarizes information relating to the year of expiration of our franchises, excluding the managed systems, as of December 31, 2003:

Year of Franchise Expiration	Number of Franchises	Percentage of Total Franchises	Number of Basic Customers	Percentage Total Basic Customers
Expired*	65	11.6%	230,770	17.7%
2004	39	7.0%	49,915	3.8%
2005	42	7.5%	38,977	3.0%
2006	33	5.9%	175,162	13.5%
2007	15	2.7%	102,856	7.9%
After 2007	365	65.3%	704,355	54.1%

*	Such franchises are operated on a month-to-month basis and are in the process of being renewed.

The Communications Act provides, among other things, for an orderly franchise renewal process which limits a franchising authority’s ability to deny a franchise renewal if the incumbent operator follows prescribed renewal procedures. In addition, the Communications Act include comprehensive renewal procedures which require, when properly elected by an operator, that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

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

Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, also known as satellite master antenna television systems, often enter into exclusive agreements with apartment building owners or homeowners’ associations that preclude franchised cable television operators from serving residents of such private complexes. However several states, including Illinois and Ohio where we operate, have adopted legislation granting cable operators the right to serve residents of such private complexes under certain conditions.

The 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to the premises served by those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to private easements granted to a specific utility and not “dedicated” to the public. Moreover, this statutory easement access right does not appear to allow a cable operator to install facilities within a building without permission from the property owner.

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

Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2003, our Evansville, Indiana and Columbus, Ohio systems were overbuilt. As a result, approximately 9.2% of the total homes passed by our systems were overbuilt as of such date.

Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems’ programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. The recent acquisition of DIRECTV by News Corp. may provide it with access to financial, programming and other resources that enhance its competitive potential. In addition, legislation has been enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed Internet and voice communications. Direct broadcast satellite has enjoyed a 19% average penetration nationwide, and we believe that satellite penetration in our various markets generally is in accordance with such average.

Several telephone companies are introducing digital subscriber line technology (“DSL”), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speed of a cable modem, we believe that the transmission speed of DSL technology are sufficiently high that such technology will compete with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed Internet and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations. In addition to DSL and dialup modems for providing Internet access, other technologies are entering the marketplace. For example, there is a wireless technology popularly known as “Wi-Fi,” which is faster than dial-up, but slower than cable modem technology.

As we expand our offerings to include telephone services, telephone services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers. The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While we may add our telephone service offering to various markets, the service has only been launched in selected markets and has not yet achieved material penetration levels.

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

Federal Legislation

The principal federal statute governing the cable television industry is the Communications Act. As it affects the cable television industry, the Communications Act has been significantly amended on three occasions, by the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. The 1996 Telecom Act altered the regulatory structure governing the nation’s telecommunications providers. It reduced barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduced the scope of cable rate regulation.

Federal Regulation

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, obscene and indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility and consumer education, ownership of home wiring, availability of programming to competitors, equal employment opportunity, availability of devices to block objectionable programming, origination cablecasting. sponsorship identification, closed captioning, political advertising, advertising limits for children’s programming, signal leakage and frequency use, maintenance of various records as well as antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

Rate Regulation

The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional non-basic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC’s old standard for determining effective competition, under which most cable television systems were not subject to rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to rate regulation of basic and cable programming service (expanded basic) tiers. The 1992 Cable Act allows cable operators to obtain deregulation of all rates upon demonstrating effective competition based on cable system penetration of less than 30%, aggregate penetration by competing providers in excess of 15%, or competition from a municipally-owned provider available to at least 50% of the community.

For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC. In addition, the 1996 Telecom Act expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems.

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

Carriage of Broadcast Television Signals

The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are “local” to a cable television system, that is to say that the system is located in the station’s Nielsen “designated market area,” to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The last election between must-carry and retransmission consent was October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station’ city of license; or (ii) the station’ Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has issued a decision in a rulemaking proceeding dealing with the carriage of television signals in a digital format, both high definition and standard digital. The rules require carriage of local television broadcast stations that transmit solely in a digital format. However, a station that transmits in both analog and digital formats during the current several-year transition period is entitled to carriage of only its analog signal. The FCC has been asked to reconsider this decision. The FCC is also considering whether the mandatory carriage obligation should extend beyond the primary video signal to multiple services transmitted by a station over its digital channel. The outcome of these proceedings could have a material effect on the number of services that a cable operator will be required to carry.

Deletion of Certain Programming

Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of distant stations when such programming has also been contracted for by the local station on an exclusive basis. FCC regulations also enable television stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable television system to delete or “black out” such programming from other television stations which are carried by the cable television system. In addition, the rights holder to a local sports event can prohibit a cable operator from carrying that event on a distant station if the event is not broadcast live by a local station.

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

Ownership

The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and FCC rules adopted to implement the 1996 Telecom Act, local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through “open video systems,” a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators (including local exchange carriers) can, however, be required to obtain a local cable franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make their systems available to programming providers (other than the incumbent cable operator) on rates, terms and conditions that are reasonable and nondiscriminatory. Where carriage demand by programming providers exceeds the channel capacity of an open video system, two-thirds of the channels must be made available to programmers unaffiliated with the open video system operator.

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

The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, were required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of January 1, 2006, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

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

Interactive Television

The FCC has issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television (“ITV”). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

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

Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and basic cable networks, such as USA Network, is licensed by the networks through private agreements with performing rights organizations such as the American Society of Composers and Publishers, generally known as ASCAP, BMI, Inc. and SESAC, Inc. ASCAP and BMI offer “through to the viewer” licenses to the cable networks which cover the retransmission of the cable networks’ programming by cable television systems to their customers.

Licenses to perform copyrighted music by cable television systems themselves, including on local origination channels, in advertisements inserted locally on cable television networks, and in cross-promotional announcements, must be obtained by the cable television operator from the appropriate performing rights organization.

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

Local Telecommunications Services

The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require fair and reasonable, competitively neutral and non-discriminatory compensation for management of the public rights-of-way when cable operators or others provide telecommunications service using public rights-of-way. State and local governments must publicly disclose required compensation from telecommunications providers for use of public rights-of-way.

We have long-term agreements with Comcast Cable (formerly known as AT&T Broadband) that allows Comcast Cable to provide to customers telephone services using our local network infrastructure and switching and transport furnished by Comcast Cable. Local telecommunications services are subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as “exchange access,” is subject to regulation both by the FCC and by state utility commissions. As providers of local exchange service, subsidiaries of Comcast Cable are subject to the requirements imposed upon competitive local exchange companies by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation, among others. Although we are merely an agent for the telecommunications services provided by subsidiaries of Comcast Cable, and are not currently regulated with regard to those subsidiaries’ provision of telecommunications services over our facilities, some states may attempt to regulate companies that own facilities over which telecommunications services are offered. Therefore, there is a possibility that we could be subject to increased regulation in the future in the states where we currently provide telephone services, or if we expand into a state that already regulates companies that facilitate provision of telecommunications services. Although we cannot predict whether and the extent to which a state may seek to regulate us, increased regulation would likely increase our cost of doing business.

Numerous cable operators are either exploring or have commenced offering voice over Internet protocol (“VoIP”) as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment for VoIP, ranging from minimal or no regulation to full-blown common carrier status. The FCC has announced a proceeding to determine any appropriate regulatory obligations for VoIP. While the outcome of this proceeding cannot be predicted, it is generally believed that the FCC currently favors a “light touch” regulatory approach for VoIP, which might include preemption of certain state or local regulation.

Employees

As of December 31, 2003, we employed approximately 3,300 full-time employees and 120 part-time employees. We consider our relations with our employees to be good.

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

Item 3. Legal Proceedings

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminary set aside the suspension of Knology’s franchise. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We have filed a motion for discretionary review of the appeals court’s ruling which is now pending before the Kentucky Supreme Court.

In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. The federal court has stayed any trial pending final resolution of the state court action. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and we are currently briefing the issues. The trial will remain stayed pending the Sixth Circuit’s action. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously.

We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4A. Executive Officers of the Registrant

The executive officers of the Registrant are as follows:

Name	Age	Position
Sidney R. Knafel	73	Chairman of the Board and Director
Michael S. Willner	51	Vice Chairman, President, Chief Executive Officer and Director
Dinni Jain	40	Executive Vice President, Chief Operating Officer and Director
John Abbot	41	Senior Vice President and Chief Financial Officer
Elliot Brecher	38	Senior Vice President, General Counsel and Secretary

Sidney R. Knafel has been Chairman of the Board since 1985. He was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company. He is a director of General American Investors Company, Inc. and IGENE Biotechnology, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

Michael S. Willner is a co-founder and has served as Chief Executive Officer since 1985. Mr. Willner has also served as Vice Chairman since August 2002, served as President from 1985 to August 2002 and reassumed the position of President in August 2003. Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable’s Bergen County, New Jersey cable television system from 1975 to 1977. He currently serves on the Board of Directors and Executive Committee of the National Cable & Telecommunications Association, recently completing two consecutive terms as its Chairman. He also serves on the boards of C-SPAN, Women in Cable and Telecommunications, the Cable Center and the Walter Kaitz Foundation, as well as the Executive Committee of CableLabs. Mr. Willner is a graduate of Boston University’s College of Communication and serves on the school’s Executive Committee.

Dinni Jain has served as Executive Vice President and Chief Operating Officer since October 2003. He joined Insight Communications in January 2002 as Senior Vice President and Chief Financial Officer. From 1994 through 2002, he served in a number of roles in sales, marketing, customer service, strategy, corporate development and general management of NTL Incorporated, one of Europe’s leading cable and telecommunications companies. He ultimately served as Deputy Managing Director of NTL’s Consumer Division, overseeing customer and new business growth, as well as the quality of customer satisfaction. He also managed the operations of NTL’s Cable and Wireless Consumer Group from 2000 to 2001.

John Abbot has served as Senior Vice President and Chief Financial Officer since January 2004. From January 1995 to January 2004, Mr. Abbot served in a number of roles at Morgan Stanley, most recently as Managing Director in the Global Media and Communications Group of its Investment Banking Division. Prior to joining Morgan Stanley, Mr. Abbot worked at Goldman, Sachs & Co., and he also served six years as a Surface Warfare Officer in the U.S. Navy. Mr. Abbot received a bachelor’s degree in Systems Engineering from the U.S. Naval Academy, an ME in Industrial Engineering from Pennsylvania State University and an MBA from Harvard Business School.

Elliot Brecher has served as Senior Vice President and General Counsel since January 2000. Previously, he was associated with the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which served as our legal counsel until July 2000 when it merged with Sonnenschein Nath & Rosenthal LLP, which continues to serve as our legal counsel. He joined that firm in February 1994 and served as a partner from January 1996 until joining Insight Communications. Prior to that, he was an associate of the law firm Rosenman & Colin from October 1988. Mr. Brecher received his law degree from Fordham University.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on The Nasdaq Stock Market (“Nasdaq”) under the symbol ICCI. The following table sets forth the range of the high and low sales prices of the Class A common stock for the periods indicated as reported by Nasdaq:

Quarter Ended	High	Low
March 31, 2002	$24.490	$18.600
June 30, 2002	$21.039	$9.380
September 30, 2002	$12.730	$6.430
December 31, 2002	$14.770	$6.920
March 31, 2003	$12.000	$11.420
June 30, 2003	$13.730	$13.110
September 30, 2003	$9.840	$9.460
December 31, 2003	$10.660	$10.310

At February 13, 2004, there were approximately 230 and 23 stockholders of record of our Class A and Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2003, we granted stock options to certain of our employees to purchase an aggregate of 20,000 shares of common stock and issued to employees 483,000 shares of common stock, 145,000 shares of which were issued in the form of restricted shares and 338,000 shares of which were issued in the form of deferred shares. In addition, we issued 39,786 shares of common stock in connection with our matching contributions to our 401(k) plan. The grants of stock options and the issuances of common stock were not registered under the Securities Act of 1933 because such grants and issuances either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options and common stock were granted and issued for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6. Selected Financial Data

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2003. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this report.

In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, we no longer record amortization expense associated with franchise costs, goodwill and other indefinite lived intangible assets. This change in accounting would have resulted in a net income (loss) of $(11.8) million, $(15.1) million and $(68.6) million for each of the years ended December 31, 2001, 2000 and 1999.

During the fourth quarter of 2003, we determined that we had incorrectly accounted for the impact of minority interests related to our interest rate swap agreements which convert the interest on a portion of our variable rate senior credit facility to a fixed rate. In addition, we had not reduced our deferred tax asset and related valuation allowance related to such swaps through other comprehensive income for subsequent changes in our deferred tax position. We have therefore restated our financial statements for the year ended December 31, 2002 and have disclosed the impact of this restatement on the preceding quarters of 2003 and each of the four quarters of 2002 . We have not restated our financial statements for the year ended December 31, 2001 since this correction does not have a material impact on them. The restatement does not impact our revenue, operating income, operating cash flows or our loss before income taxes.

In addition, certain other prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2003	2002 Restated	2001	2000	1999

	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$902,592	$811,995	$729,038	$489,146	$249,563
Operating costs and expenses:
Programming and other operating costs	328,385	278,866	259,634	170,071	73,208
Selling, general and administrative	187,103	173,505	153,003	104,974	60,816
High-speed Internet charges (1)	—	4,116	3,785	—	—
Non-cash compensation and related charges	—	—	—	—	19,285
Depreciation and amortization	231,760	216,506	383,449	236,242	131,308

Total operating costs and expenses	747,248	672,993	799,871	511,287	284,617

Operating income (loss)	155,344	139,002	(70,833)	(22,141)	(35,054)
Other income (expense):
Gain (loss) on cable systems exchange	27,134	—	34,178	(956)	15,799
Interest expense	(206,031)	(204,730)	(213,045)	(115,524)	(57,053)
Interest income	1,433	2,126	7,315	5,771	6,655
Other	(31)	(502)	(2,320)	(294)	(345)

Total other expense	(177,495)	(203,106)	(173,872)	(111,003)	(34,944)

Loss before minority interest, investment activity, extinguishments of obligations, gain on contract settlement and income taxes	(22,151)	(64,104)	(244,705)	(133,144)	(69,998)
Minority interest income (expense)	(7,936)	31,076	141,314	67,773	31,339
Equity in losses of investees	—	—	(2,031)	(3,830)	(13,963)
Gain (loss) from early extinguishment of debt (2)	(10,879)	3,560	(10,315)	—	—
Loss on settlement of put obligation	(12,169)	—	—	—	—
Gain on settlement of programming contract	37,742	—	—	—	—
Impairment write-down of investments	(1,500)	(18,023)	(9,899)	(88,554)	—
Gain on sale of equity investments	—	—	—	80,943	—

Loss before income taxes	(16,893)	(47,491)	(125,636)	(76,812)	(52,622)
Benefit (provision) for income taxes	2,702	5,175	50,847	33,825	(31,586)

Net loss	(14,191)	(42,316)	(74,789)	(42,987)	(84,208)
Accrual of preferred interests	(10,353)	(20,107)	(19,432)	(18,725)	—
Accretion of redeemable Class B common units	—	—	—	—	(7,118)

Net loss attributable to common stockholders	$(24,544)	$(62,423)	$(94,221)	$(61,712)	$(91,326)

Basic and diluted loss per share attributable to common stockholders	$(0.41)	$(1.04)	$(1.57)	$(1.03)	$(2.58)

	Year Ended December 31,
	2003	2002 Restated	2001	2000	1999

	(dollars in thousands)
Other Financial Data:
Operating cash flow (3)	$387,104	$355,508	$312,616	$214,101	$115,539
Operating cash flow margin (4)	42.9%	43.8%	42.9%	43.8%	46.3%
Capital expenditures	196,658	283,004	325,581	262,241	135,929
Net cash provided by operating activities	197,788	175,296	161,325	91,632	96,448
Net cash used in investing activities	234,691	293,390	802,875	279,810	516,487
Net cash provided by (used in) financing activities	22,225	(5,604)	806,365	108,400	513,648

Balance Sheet Data:
Cash and cash equivalents	$60,172	$74,850	$198,548	$33,733	$113,511
Fixed assets, net	1,216,304	1,220,251	1,151,709	820,888	643,138
Total assets	3,809,655	3,789,062	3,867,392	2,244,586	1,989,470
Total debt, including preferred interests (5)	2,848,291	2,772,824	2,728,189	1,552,804	1,233,000
Partners’ (deficit)/stockholders’ equity	557,119	587,055	646,030	540,680	588,060

	As of December 31, 2003
	Indiana Systems	Kentucky Systems	Illinois Systems	Ohio System	Managed Systems	Total Systems
Technical Data:
Network miles	8,800	10,300	7,800	2,700	2,600	32,200
Number of headends	11	5	18	1	15	50
Number of headends serving 95% of our customers	3	4	6	1	N/A	14

Operating Data:
Homes passed (6)	585,200	845,800	688,400	206,400	152,200	2,478,000
Basic customers (7)	329,000	464,100	414,900	85,600	89,400	1,383,000
Basic penetration (8)	56.2%	54.9%	60.3%	41.5%	58.7%	55.8%
Digital ready homes (9)	308,200	462,000	391,700	80,300	N/A	1,242,200
Digital customers (10)	96,100	169,400	102,900	34,500	N/A	402,900
Digital penetration (11)	31.2%	36.7%	26.3%	43.0%	N/A %	32.4%
Premium units (12)	119,300	231,400	141,300	54,100	19,300	565,400
Premium penetration (13)	36.3%	49.9%	34.1%	63.2%	21.6%	40.9%
Cable modem customers (14)	57,700	85,700	62,300	24,300	7,400	237,400

(1)	High-speed Internet charges were incurred from October 1, 2001 through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed Internet services for all of our systems, except in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. In order to continue providing service to existing customers and to resume the provisioning of service to new customers, we entered into interim agreements with @Home to extend service through February 28, 2002. As a result of these interim agreements, we incurred costs in excess of our original agreed-to cost for such services rendered from October 1, 2001 through February 28, 2002.

(2)	The Financial Accounting Standards Board has issued SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 and generally eliminates the classification of gains and losses from the early extinguishment of debt as extraordinary items. With the adoption of SFAS No. 145, we reclassified $10.3 million recorded in 2001 to results from continuing operations.

(3)	Operating cash flow is a financial measure that is not calculated and presented in accordance with accounting principles generally accepted in the United States. We define operating cash flow as operating income or loss before depreciation and amortization. Operating cash flow is useful to management in measuring the overall operational strength and performance of our company. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating our revenues. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures and investment spending. Another limitation of operating cash flow is that it does not reflect income net of interest expense, which is a significant expense of our company because of the substantial debt we incurred to acquire our cable television systems and finance the capital expenditures for the upgrade of our cable network.

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

The following is a reconciliation of operating income (loss) to operating cash flow:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Operating income (loss)	$155,344	$139,002	$(70,833)	$(22,141)	$(35,054)
Adjustments:
Depreciation and amortization	231,760	216,506	383,449	236,242	131,308
Non-cash compensation and related charges	—	—	—	—	19,285

Operating cash flow (a)	$387,104	$355,508	$312,616	$214,101	$115,539

(a) Operating cash flow includes high-speed Internet charges of $4.1 million and $3.8 million for the years ended December 31, 2002 and 2001 that were excluded in previous reports filed by us.

(4)	Represents operating cash flow as a percentage of revenue.

(5)	The preferred interests were converted to common interests as of September 26, 2003.

(6)	Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(7)	Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

(8)	Basic penetration means basic customers as a percentage of total number of homes passed.

(9)	Digital ready homes means the total number of homes passed to which digital service is available.

(10)	Customers with a digital converter box.

(11)	Digital penetration means digital service units as a percentage of digital ready homes.

(12)	Premium units mean the number of subscriptions to premium services, which are paid for on an individual unit basis.

(13)	Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(14)	Customers receiving high-speed Internet service.

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

We have generated increases in revenues and operating cash flow for each of the past three fiscal years, primarily through a combination of acquisitions, internal customer growth, increases in monthly revenue per customer and growth in advertising and increasing new revenue from selling new services including high-speed Internet access and interactive digital video.

As a result of our March 14, 2002 purchase of the remaining 50% equity interest in SourceSuite, LLC, we now own 100% of SourceSuite’s equity interests. As such, the operating results of SourceSuite have been consolidated in the accompanying financial statements effective January 1, 2002. During 2001, we accounted for our 50% interest in SourceSuite under the equity method.

We have historically recorded net losses through December 31, 2003. Some of the principal reasons for these net losses include depreciation and amortization associated with our acquisitions and capital expenditures related to the construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

During the fourth quarter of 2003, we determined that we had incorrectly accounted for the impact of minority interests related to our interest rate swap agreements which convert the interest on a portion of our variable rate senior credit facility to a fixed rate. In addition, we had not reduced our deferred tax asset and related valuation allowance related to such swaps through other comprehensive income for subsequent changes in our deferred tax position. We have therefore restated our financial statements for the year ended December 31, 2002 and have disclosed the impact of this restatement on the preceding quarters of 2003 and each of the four quarters of 2002 . We have not restated our financial statements for the year ended December 31, 2001 since this correction does not have a material impact on them. The restatement does not impact our revenue, operating income, operating cash flows or our loss before income taxes.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2003	2002 (Restated)	2001
	(in thousands)
Revenue	$902,592	$811,995	$729,038
Operating costs and expenses:
Programming and other operating costs	328,385	278,866	259,634
Selling, general and administrative	187,103	173,505	153,003
High-speed Internet charges	—	4,116	3,785
Depreciation and amortization	231,760	216,506	383,449

Total operating costs and expenses	747,248	672,993	799,871

Operating income (loss)	155,344	139,002	(70,833)
Operating cash flow	387,104	355,508	312,616
Interest expense	(206,031)	(204,730)	(213,045)
Income tax benefit	2,702	5,175	50,847
Minority interest income (expense)	(7,936)	31,076	141,314
Net loss	(14,191)	(42,316)	(74,789)
Net cash provided by operating activities	197,788	175,296	161,325
Net cash used in investing activities	234,691	293,390	802,875
Net cash provided by (used in) financing activities	22,225	(5,604)	806,365
Capital expenditures	196,658	283,004	325,581

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

The following is a reconciliation of operating income (loss) to operating cash flow:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Operating income (loss)	$155,344	$139,002	$(70,833)
Adjustment:
Depreciation and amortization	231,760	216,506	383,449

Operating cash flow (a)	$387,104	$355,508	$312,616

(a)	Operating cash flow includes high-speed Internet charges of $4.1 million and $3.8 million for the years ended December 31, 2002 and 2001 that were excluded in previous reports filed by us.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue for the year ended December 31, 2003 totaled $902.6 million, an increase of 11% over the prior year, due primarily to customer gains in high-speed Internet and digital services as well as basic rate increases. High-speed Internet service revenue increased 59% over the prior year, primarily due to an increased customer base. We added a net 85,200 high-speed Internet customers during the year to end the year at 230,000 customers. Basic cable service revenue increased 6%, primarily due to basic rate increases. The average basic rate increase in 2003 was 6%. In addition, digital service revenue increased 26% over the prior year, primarily due to an increased customer base. We added a net 68,200 digital customers during the year to end the year at 402,900 customers.

Revenue by service offering were as follows for the year ended December 31 (dollars in thousands):

	2003		2002
	Revenue by Service Offering	% of Total Revenue	Revenue by Service Offering	% of Total Revenue
Basic	$537,026	59.5%	$506,128	62.3%
Digital	83,471	9.3%	66,124	8.1%
High-speed Internet	93,937	10.4%	58,968	7.3%
Premium / analog pay-per-view	57,247	6.3%	60,349	7.4%
Telephone	12,333	1.4%	6,274.8%
Advertising	58,832	6.5%	53,415	6.6%
Franchise fees	27,350	3.0%	25,762	3.2%
Other	32,396	3.6%	34,975	4.3%

Total	$902,592	100.0%	$811,995	100.0%

Revenue Generating Units (“RGUs”) were approximately 1,981,800 as of December 31, 2003 compared to approximately 1,798,900 as of December 31, 2002, an increase of 10%. RGUs represent the sum of basic, digital, high-speed Internet, and telephone customers. High-speed Internet net additions were 85,200 digital net additions were 68,200 telephone net additions were 24,800 and net basic customer additions were 4,700.

Average monthly revenue per basic customer, including management fee revenue and SourceSuite revenue, was $58.03 for the year ended December 31, 2003, compared to $52.38 for the year ended December 31, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and digital service increased to $11.41 for the year ended December 31, 2003, up from $8.07 for the year ended December 31, 2002.

Programming and other operating costs increased $49.5 million or 18%. Programming costs increased 10%, primarily attributable to increased programming rates for our classic service, an increase in digital customers served, and additional programming in the newly rebuilt systems. These increases were offset by a $3.1 million credit from the settlement of a programming contract. Excluding the settlement of the programming contract, programming costs increased 11%. Other operating costs increased 39%, primarily attributable to increases in high-speed Internet costs driven by the net addition of 85,200 high-speed Internet customers, and, labor costs, which increased due to the transition from upgrade activities to maintenance activities.

Selling, general and administrative expenses increased $13.6 million or 8% primarily as a result of annual salary increases and payroll related costs for existing employees, some of which are one-time expenses, as well as the addition of new employees. In addition, marketing expenses increased to support the continued roll-out of new products. Legal fees also increased related to ongoing litigation. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

High-speed Internet service charges were incurred through February 28, 2002 as a result of payments made to @Home, the former provider of high-speed Internet services for all of our systems, except in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. In order to continue providing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required us to pay $10.0 million to @Home to extend service through February 28, 2002. As a result of this arrangement we incurred approximately $7.9 million in excess of our original agreed-to cost for such services rendered, of which $4.1 million was incurred in 2002.

Depreciation and amortization expense increased $15.3 million or 7% primarily as a result of additional capital expenditures through December 31, 2003 to complete the rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas. Excluding the write-down of our obsolete video on demand equipment during the year ended December 31, 2002, depreciation and amortization increased $26.4 million or 13%.

Operating cash flow increased $31.6 million or 9% primarily due to increased basic, digital and high-speed Internet revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs. In addition, the increase in operating cash flow is also attributable to the absence of high-speed Internet service payments to @Home for the year ended December 31, 2003 that were previously included in the adjustments to operating cash flow during the year ended December 31, 2002.

Interest expense remained relatively flat year over year. The increase of $1.3 million or 1% is primarily due to the inclusion of $5.0 million of accruals for preferred interests in accordance with SFAS No. 150, effective July 1, 2003. Previously, the accrual was treated as a dividend below net income or loss. Additionally, the increase is related to higher outstanding debt, which averaged $2.7 billion for the year ended December 31, 2003, versus $2.6 billion for the year ended December 31, 2002. These increases were partially offset by a decrease in interest expense due to lower interest rates, which averaged 7.4% for the year ended December 31, 2003, versus 7.9% for the year ended December 31, 2002.

Minority interest decreased $39.0 million or 126% to expense of $7.9 million from income of $31.1 million. The decrease is a direct result of the increase in net income attributable to common interests recorded by Insight Midwest primarily due to the $27.1 million gain recorded on the swap of our Griffin, Georgia system for the managed Shelbyville, Kentucky and New Albany, Indiana systems owned by Comcast of Montana/Indiana/Kentucky/Ohio during the first quarter of 2003, the $37.7 million gain on the settlement of a programming contract and increased operating income partially offset by the $10.9 million loss from the extinguishment of the Coaxial debt, as discussed below.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue increased $83.0 million or 11% to $812.0 million for the year ended December 31, 2002 from $729.0 million for the year ended December 31, 2001. The increase in revenue was primarily the result of gains in our high-speed Internet and digital services with revenue increases over the prior year period of 65% and 40%. In addition, our basic cable service revenue increased primarily due to basic cable rate increases.

Revenue by service offering were as follows for the years ended December 31 (dollars in thousands):

	2002		2001
	Revenue by Service Offering	% of Total Revenue	Revenue by Service Offering	% of Total Revenue
Basic	$506,128	62.3%	$474,995	65.2%
Digital	66,124	8.1%	47,134	6.5%
High-speed Internet	58,968	7.3%	35,825	4.9%
Premium / analog pay-per-view	60,349	7.4%	61,727	8.5%
Telephone	6,274.8%		870.1%
Advertising	53,415	6.6%	46,907	6.4%
Franchise fees	25,762	3.2%	23,959	3.3%
Other	34,975	4.3%	37,621	5.1%

Total	$811,995	100.0%	$729,038	100.0%

RGUs were approximately 1,798,900 as of December 31, 2002 compared to approximately 1,640,200 as of December 31, 2001. This represents a growth rate of 10%.

Average monthly revenue per basic customer, including management fee income and SourceSuite revenue, was $52.38 for the year ended December 31, 2002 compared to $47.54 for the year ended December 31, 2001, primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and interactive digital video increased to $8.07 for the year ended December 31, 2002 from $5.41 for the year ended December 31, 2001.

Programming and other operating costs increased $19.2 million or 7% to $278.9 million for the year ended December 31, 2002 from $259.6 million for the year ended December 31, 2001. The increase in programming and other operating costs was primarily the result of increased programming rates for our classic and digital service as well as for additional programming added in rebuilt systems offset by decreases in high-speed Internet costs. Programming costs increased 11% for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Selling, general and administrative expenses increased $20.5 million or 13% to $173.5 million for the year ended December 31, 2002 from $153.0 million for the year ended December 31, 2001. The increase in selling, general and administrative expenses was primarily the result of increased customer service and insurance costs partially offset by a decrease in marketing costs.

As a result of the interim arrangements with @Home, we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001. Additionally, as of December 31, 2001, we recorded an allowance for bad debt of $1.0 million for a net receivable from @Home in connection with monies @Home collected from our high-speed Internet customers on our behalf prior to September 28, 2001. Additionally, we incurred approximately $4.1 million in excess of our original agreed-to cost for such services rendered during the three months ended March 31, 2002. These additional costs are included in high-speed Internet service charges in our statement of operations.

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

Operating cash flow increased $42.9 million or 14% to $355.5 million for the year ended December 31, 2002 from $312.6 million for the year ended December 31, 2001. This increase was primarily due to increased digital and high-speed Internet revenue, partially offset by increases in programming and other operating costs and selling, general and administrative costs.

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

Cash provided by operations for the years ended December 31, 2003 and 2002 was $197.8 million and $175.3 million. The increase was primarily attributable to an increase in accrued expenses, accrued property taxes and deferred marketing revenue during the year ended December 31, 2003 partially offset by a decrease in accrued programming and the timing of cash receipts and payments related to the remaining working capital accounts.

Cash used in investing activities for the years ended December 31, 2003 and 2002 was $234.7 million and $293.4 million. The decrease was primarily attributable to reduced capital spending during the year ended December 31, 2003 due to the near completion of our system rebuilds offset by cash paid for the swap of our Griffin, Georgia system for the managed Shelbyville, Kentucky and New Albany, Indiana systems owned by Comcast of Montana/Indiana/Kentucky/Ohio and the purchase of the Coaxial interests.

Cash provided by (used in) financing activities for the years ended December 31, 2003 and 2002 was $22.2 million and $(5.6) million. The change was primarily due to the net impact of the retirement of the Ohio obligations through the refinancing of Insight Midwest Holding’s credit facility and the issuance of an additional $130.0 million (principal amount at maturity) 10 1/2% senior notes.

For the years ended December 31, 2003 and 2002, we spent $196.7 million and $283.0 million in capital expenditures largely to support our plant rebuild in Illinois, which is substantially completed, telephone deployment and success-based capital, including interactive digital and high-speed Internet expansion. For the year ending December 31, 2004, it is anticipated that we will spend approximately $185.0 million on capital expenditures.

We have concluded a number of financing transactions, which fully support our operating plan. These transactions are detailed as follows:

On October 1, 1999, in connection with the formation of Insight Midwest and our acquisition of a 50% interest in the Kentucky systems, Insight Midwest completed an offering of $200.0 million principal amount of its 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. On November 6, 2000, Insight Midwest completed an offering of $500.0 million principal amount of its 10 1/2% senior notes due 2010. The net proceeds of the offering of $486.0 million were used to repay a portion of the then existing Indiana and Kentucky credit facilities. Interest on the Insight Midwest 9 3/4% senior notes is payable on April 1 and October 1 of each year and interest on the Insight Midwest 10 1/2% senior notes is payable on May 1 and November 1 of each year. The indentures relating to these senior notes impose certain limitations on the ability of Insight Midwest to, among other things, incur debt, make distributions, make investments and sell assets.

On December 17, 2002 Insight Midwest completed a $185.0 million add-on offering under the 9 3/4% senior notes indenture. Insight Midwest received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that was repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the

Midwest Holdings credit facility. Since this add-on offering occurred under the 9 3/4% senior notes indenture, these additional debt securities and the previous 9 3/4% senior notes are considered a single series of senior notes with identical terms.

On December 9, 2003, Insight Midwest completed a $130.0 million add-on offering under the 10 1/2% senior notes indenture. Insight Midwest received proceeds of $140.9 million, including $1.4 million of interest accruing from November 1, 2003 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010, and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings credit facility. Since this additional add-on offering occurred under the 10 1/2% senior notes indenture, these additional debt securities and the previous 10 1/2% senior notes are considered a single series of senior notes with identical terms.

On January 5, 2001, in conjunction with a series of transactions with cable subsidiaries of AT&T Broadband (now known as Comcast Cable), Insight Midwest Holdings, LLC, a subsidiary of Insight Midwest which serves as a holding company for all of Insight Midwest’s systems, entered into a $1.75 billion credit facility. Insight Midwest Holdings borrowed $663.0 million to repay the then existing Indiana and Kentucky credit facilities and $685.0 million to finance the AT&T Broadband transactions.

The Insight Midwest Holdings credit facility permits the distribution of cash from Midwest Holdings’ subsidiaries to enable Insight Midwest to pay interest on its 9 3/4% senior notes and 10 1/2% senior notes, so long as there exists no default under the credit facility. The Insight Midwest Holdings credit facility contains covenants restricting, among other things, the ability of Midwest Holdings and its subsidiaries to acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. As of December 31, 2003, we were in compliance with the credit facility’s covenant requirements. Given current operating conditions and projected results of operations, we anticipate continued compliance under this credit facility for the foreseeable future.

On March 28, 2002, we loaned $100.0 million to Insight Midwest. Insight Midwest Holdings is permitted to make distributions to Insight Midwest for the purpose of repaying our loan provided that there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On August 26, 2003 we amended the Insight Midwest Holdings credit facility in connection with our plan to refinance all of the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion which increased the total facility size to $1.975 billion from $1.750 billion. On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to Insight Midwest which, in turn, contributed this amount to Insight Ohio. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio credit facility of $22.5 million plus accrued interest. On September 29, 2003, Insight Midwest Holdings used $206.7 million of the Insight Midwest Holdings credit facility to repay the outstanding principal, interest and call premiums related to the Senior Notes and Senior Discount Notes issued by Coaxial Communications of Central Ohio, Inc. and its affiliates. Both series of notes had been conditionally guaranteed by Insight Ohio. Insight Ohio is now a restricted subsidiary under the terms of our indentures.

On September 25, 2003, we purchased all the outstanding equity of the owners of Coaxial, which held preferred interests of Insight Ohio and 800,000 shares of our stock, for $29.4 million. The purchase was financed through existing cash on hand. In connection with the purchase, our then existing put obligation to the Coaxial principals to purchase these shares was terminated. In connection with these transactions, we retired the 800,000 shares of our stock held by Coaxial and, immediately thereafter, contributed the purchased interests and Insight Midwest’s interests in Insight Ohio to Insight Midwest Holdings. Additionally, the Series A and Series B preferred interests of Coaxial were converted to common interests.

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

On December 18, 2002 we repurchased $40.0 million face amount of the 12 1/4% senior discount notes at the then accreted value of $27.4 million for $23.2 million, resulting in a gain of $3.6 million, net of the write-off of unamortized deferred financing costs of $616,000. As of December 31, 2003, the outstanding principal and accreted amounts of these notes were $360.0 million and $278.7 million.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon $386.0 million of unused availability under the Insight Midwest Holdings Credit Facility as of December 31, 2003 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of December 31, 2003, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Operating Leases	Total
2004	$62,250	$3,869	$66,119
2005	83,500	3,166	86,666
2006	83,500	2,767	86,267
2007	83,500	2,151	85,651
2008	104,750	1,944	106,694
Thereafter	2,513,500	2,424	2,515,924

Total cash obligations	$2,931,000	$16,321	$2,947,321

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, which amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been incorporated into the financial statements and accompanying footnotes included in this Form 10-K.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the fourth quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. The adoption of FIN 46 did not have a significant impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments outstanding before the issuance date of the Statement and still existing at July 1, 2003. Restatement is not permitted.

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

As of December 31, 2003 we had $229.8 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS No. 150 as it applies to minority interests related to limited life entities consolidated in parent company financial statements. Although this application was deferred, the disclosure requirements of SFAS No. 150 still apply and, therefore, companies are required to disclose the estimated settlement value of these non-controlling interests. If we were to adopt this aspect of the Standard under its current provisions, it would be expected to have a material impact on our financial statements.

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

As of December 31, 2003, we estimated the settlement value of these minority interests to be between $902.4 million and $1.39 billion. This value was determined based on a per customer value ranging between $3,620 and $4,370 and after a reduction for outstanding debt and other liabilities of Insight Midwest.

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

Fixed Assets

Fixed assets include costs capitalized for labor and overhead incurred in connection with the installation of cable systems and is stated at cost. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Leasehold improvements are amortized using the straight-line method over shorter of the remaining terms of the leases or the estimated lives of the improvements.

Risk Factors

We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business.

We have a substantial amount of debt. The following table shows certain important credit statistics about us.

	As of December 31, 2003
	(dollars in thousands)
Total debt	$2,848,291
Stockholders’ equity	557,119
Debt to equity ratio	5.1	x

Our high level of combined debt could have important consequences for you, including the following:

•	Our ability to obtain additional financing in the future for capital expenditures, acquisitions, working capital or other purposes may be limited;

•	We will need to use a large portion of our revenues to pay interest on our borrowings, which will reduce the amount of money available to finance our operations, capital expenditures and other activities;

•	Some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	Our indebtedness may limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

Our 50% stake in Insight Midwest constitutes substantially all of our operating assets, and our sole business is the management of Insight Midwest’s cable television systems. We may be forced to liquidate Insight Midwest before our 12 1/4% senior discount notes mature.

Although our financial statements consolidate the results of Insight Midwest, we own only 50% of the outstanding partnership interests in Insight Midwest. The other 50% of Insight Midwest is owned by an indirect subsidiary of Comcast Corporation, an entity over which we have no control. As a result, although our financial statements include 100% of the revenues and operating cash flow of Insight Midwest, we are only entitled to share in the results and assets of Insight Midwest to the extent of our partnership interest. Insight Midwest accounted for substantially all of our revenues and operating cash flow in fiscal 2003. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. The only cash we receive directly from Insight Midwest is a management fee of 3% based on revenues of the cable television systems and reimbursement of expenses.

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

Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. The only source of the cash we have to pay interest and principal on our indebtedness is the cash that our subsidiaries generate from their operations and their borrowings. The ability of our operating subsidiaries to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Accordingly, we cannot assure you that our subsidiaries will generate cash flow from operations in amounts sufficient to enable us to pay the principal and interest on our indebtedness.

The terms of the Insight Midwest Holdings credit facility and any inability to refinance any borrowings under such facility may limit our ability to access the cash flow of our subsidiaries.

Insight Midwest’s ability to receive cash from its subsidiaries is restricted by the terms of the Insight Midwest Holdings credit facility. Insight Midwest Holdings’ credit facility permits it to distribute cash to Insight Midwest, subject to certain limitations, provided that there is no default under such credit facility. If there is a default under the Insight Midwest Holdings credit facility, Insight Midwest would not have any cash to pay interest on its obligations.

Even if Insight Midwest receives funds from its subsidiaries, there can be no assurance that Insight Midwest can or would distribute cash to us to make payments on our outstanding 12 1/4% senior discount notes due to restrictions imposed by the indentures governing Insight Midwest’s outstanding senior notes and the Insight Midwest partnership agreement. The indentures governing Insight Midwest’s outstanding 10 1/2% senior notes and 9 3/4% senior notes limit Insight Midwest’s ability to distribute cash to us for any purpose. Furthermore, because we only own a 50% equity interest in Insight Midwest, the Insight Midwest partnership agreement provides that Insight Midwest may not pay dividends or make other distributions to us without the consent of our partner, Comcast Cable. As a result, even if the creditors of Insight Midwest and its subsidiaries were to permit distributions to us, Comcast Cable could prohibit any such distribution. As a result, if we are unable to refinance the indebtedness of Insight Midwest and its subsidiaries on terms that provide Insight Midwest with a greater ability to provide us with funds prior to August 15, 2006, we may not be able to make payments required under the 12 1/4% senior discount notes.

Furthermore, borrowings under the Insight Midwest Holdings credit facility are secured and will mature prior to our and Insight Midwest’s outstanding notes. Accordingly, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The Insight Midwest Holdings credit facility requires us to comply with various financial and operating restrictions which could limit our ability to compete as well as our ability to expand.

The Insight Midwest Holdings credit facility contains covenants that restrict Insight Midwest Holdings’ subsidiaries ability to:

•	distribute funds or pay dividends to Insight Midwest;

•	incur additional indebtedness or issue additional equity;

•	repurchase or redeem equity interests and indebtedness;

•	pledge or sell assets or merge with another entity;

•	create liens; and

•	make certain capital expenditures, investments or acquisitions.

Such restrictions could limit our ability to compete as well as our ability to expand. The ability of Insight Midwest Holdings’ subsidiaries to comply with these provisions may be affected by events beyond our control. If they were to breach any of these covenants, they would be in default under the credit facility and they would be prohibited from making distributions to Insight Midwest.

We have a history of net losses, and may not be profitable in the future.

We have a history of net losses and expect to incur additional net losses in the future. We incurred a net loss before accruals of preferred interests of $74.8 million for the year ended December 31, 2001, $42.3 million for the year ended December 31, 2002 and $14.2 million for the year ended December 31, 2003.

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

In recent years the cable industry has experienced a rapid escalation in the cost of programming, and sports programming in particular. For 1998 through 2003, programming costs increased significantly. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs may continue to escalate and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 43% of the total programming and other operating costs and selling, general and administrative expenses for our systems for the year ended December 31, 2003.

We are uncertain whether Comcast’s acquisition of AT&T’s broadband business will have an adverse effect on our future financial and operating results, and whether it will affect our telephone services contract or programming costs.

Until November 2002, Insight Midwest was owned 50% by us, as general partner, and 50% by an indirect subsidiary of AT&T Broadband, as limited partner. AT&T Broadband was a fully integrated business unit of AT&T Corp. As a result of Comcast’s acquisition of AT&T Broadband on November 18, 2002, a new senior management team comprised principally of individuals that prior to the transaction operated the Comcast cable properties will exercise significant control over decisions relating to Insight Midwest’s limited partner. Insight Midwest’s partnership agreement prohibits it from taking certain actions without the approval of the limited partner. Accordingly, Insight Midwest will be dependent upon the discretion of its limited partner’s new management in obtaining approval for certain significant transactions.

Our long-term agreement with Comcast Cable to facilitate the delivery of local telephone services uses switching and transport facilities obtained through Comcast Cable and our local network infrastructure, on which Comcast Cable leases capacity for a fee. Subsidiaries of Comcast Cable are the regulated telephone providers of the telephone services that we market to our customers. Comcast Cable is evaluating its telephony strategy on an ongoing basis. We are unable to predict whether any changes in Comcast Cables’ telephony strategy will affect our contractual relationship for the provision of telephone services. Furthermore, there can be no assurance Comcast Cable will continue to carry out its obligations under our telephone agreement, whether with respect to existing or future deployments.

All of our existing deployments of telephone services are marketed under the “AT&T Digital Phone” brand. Following Comcast’s acquisition of the broadband business of AT&T Corp., the continued licensing to us of the AT&T Digital Phone brand is uncertain. We are unable to predict whether the inability to market telephone services using the AT&T Digital Phone brand would have an adverse effect on the future results of our telephone operations.

We have relied in the past on our contractual arrangements with affiliates of AT&T Broadband for the purchase of certain programming services for our systems at what we believe are attractive rates. As a result of Comcast’s acquisition of AT&T Broadband, Comcast and AT&T Broadband in many cases have long-term agreements, in some cases with the same counterparties, for the same services and products, such as programming. In the cases where there are separate agreements with the same counterparties, Comcast is presently evaluating whether such agreements apply only to the operations to which they have historically applied or whether instead one of the two contracts will apply to the operations of both companies and the other contract will be terminated. We are unable to determine whether such matters will have an adverse effect on our programming costs.

The competition we face from other cable networks and alternative service providers may cause us to lose market share.

The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of subscribers. The industry growth rate for basic customers for the years ended December 2003 and 2002 was a decrease of .22% and an increase of 5.7% respectively, while satellite penetration as of December 2003 averaged 20% nationwide, up from 15.8% in December 2002. This in turn has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed Internet access, video-on-demand and telephone services.

Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminates a significant competitive advantage that cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators have begun delivering local broadcast signals in the largest markets and there are plans to expand such carriage to many more markets over the next year. While this authority is due to expire on December 31, 2004, extension legislation has been introduced in Congress.

Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called “overbuilding.” As of December 31, 2003, approximately 9.2% of the homes passed by our cable systems were overbuilt. Also as of December 31, 2003, an affiliate of Vectren Corporation (formerly Southern Indiana Gas and Electric Co.) had overbuilt our Evansville, Indiana system and passes approximately 82,500 homes also passed by us. In addition, Knology, Inc. has obtained a franchise to provide cable television service in the City of Louisville, Kentucky, where we operate a system, although they have not constructed a cable system. In addition, as of December 31, 2003, WideOpenWest had overbuilt our Columbus, Ohio system and passed approximately 130,800 homes also passed by us. In our Illinois system, the city of Springfield is considering a municipal overbuild. We cannot predict what effect competition from these or future competitors will have on our business and operations.

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

We expect that the most significant competitors for our Internet access and telephone service offerings will be the existing local exchange telephone companies as well as resellers using the local exchange telephone companies’ networks. These competitors are currently the predominant providers of Internet and telephone services in our markets.

We may be required to provide access to our networks to other Internet service providers, which could significantly increase our competition and adversely affect our ability to provide new products and services.

The U.S. Congress and the Federal Communications Commission have been asked to require cable operators to provide access over their cable systems to other Internet service providers. If we are required to provide forced access, it could prohibit us from entering into or limit our existing agreements with Internet service providers, adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services. To date, the U.S. Congress and the Federal Communications Commission have declined to impose these requirements although the FCC has recently issued a notice of proposed rulemaking on this matter. This same forced access issue is also being considered by some local franchising authorities and several courts. Based on a finding that it was bound by an earlier decision, the Ninth Circuit Court of Appeals overturned the FCC’s classification and found cable Internet service to include both “information service” and “telecommunications service” components. Although the Ninth Circuit’s decision is under appeal, if upheld this decision could increase the risk of forced access obligations. Franchise renewals and transfers could also become more difficult depending upon the outcome of this issue.

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

We have two classes of common stock — Class A which carries one vote per share and Class B which carries ten votes per share. Our directors, executive officers, members of management and family members own all of the outstanding Class B common stock. As a result of their stock ownership, such holders of Class B common stock will have the power to elect all of our directors and control stockholder decisions on other matters such as amendments to our certificate of incorporation and bylaws, and mergers or other fundamental corporate transactions. The interests of our controlling stockholders, including our management, may conflict with the interests of the other holders of Class A common stock.

The disproportionate voting rights of the Class A common stock relative to the Class B common stock may make us a less attractive target for a takeover than we otherwise might be or render more difficult or discourage a merger proposal or a tender offer.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counter-parties to our swap and collar agreements are major financial institutions. As of December 31, 2003, $150.0 million of our interest rate swap and collar agreements expire in August 2004, $185.0 million expire in November 2005 and $130.0 million expire in November 2010.

The fair market value and carrying value of our 9 3/4% senior notes, 10 1/2% senior notes and 12 1/4 senior discount notes was $1.4 billion and $1.3 billion as of December 31, 2003. Additionally, the fair market value of our credit facility borrowings approximate their carrying values as the credit facility borrowings bear interest at floating rates of interest. As of December 31, 2003, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(5.7) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

As of December 31, 2003, we had entered into interest rate swaps that approximated $150.0 million, or 9.6%, of our borrowings under all of our credit facilities. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $14.1 million.

Item 8. Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information called for by Item 10 is set forth under the heading “Executive Officers of the Registrant” in Part I hereof and in “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to the 2004 Annual Meeting of Stockholders, which is incorporated herein by this reference.

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

Item 13. Certain Relationships and Related Transactions

Information called for by Item 13 is set forth under the heading “Certain Transactions” in the proxy statement, which is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Information called for by Item 14 is set forth under the heading “Ratification of Appointment of Independent Auditors” in the proxy statement, which is incorporated herein by this reference.

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

(b) Reports on Form 8-K:

We filed the following reports on Form 8-K during the fourth quarter of the year ended December 31, 2003:

1. On October 29, 2003, relating to and attaching our press release announcing our third quarter 2003 results (Item 12).

2. On November 7, 2003, relating to and attaching our press release announcing additional information relating to our third quarter 2003 results (Item 12).

(c) Exhibits:

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of Registrant (1)

3.2	By-laws of Registrant (1)

10.1	1999 Equity Incentive Plan of Registrant (2)

10.2	Amended and Restated Credit Agreement, dated as of August 26, 2003, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (“Credit Agreement”) (3)

10.2A	Additional Term Loan Supplement to Credit Agreement, dated August 26, 2003 (3)

10.3	Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 2001(4)

10.4	Amended and Restated Management Agreement by and between Insight Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999 (5)

10.5	First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.(4)

10.6	Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of October 1, 1999(4)

10.7	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001(4)

10.8	Management Agreement by and between Insight Kentucky Partners II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999 (5)

10.9	Amended and Restated Operating Agreement of Insight Communications of Central Ohio, LLC, dated as of September 29, 2003 (3)

10.10	Management Agreement by and between Insight Communications of Central Ohio, LLC and Insight Communications Company, L.P., dated as of September 29, 2003 (3)

10.11	Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated January 5, 2001 (6)

10.11A	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002 (7)

10.12	Indenture relating to 9 3/4% senior notes of Insight Midwest, L.P. and Insight Capital, Inc., dated as of October 1, 1999 (8)

10.12A	First Supplemental Indenture, dated as of January 14, 2004, relating to 9 3/4% senior notes

10.13	Indenture relating to 10 1/2% senior notes of Insight Midwest, L.P. and Insight Capital, Inc., dated as of November 6, 2000(4)

10.13A	First Supplemental Indenture, dated as of January 14, 2004, relating to 10 1/2% senior notes

10.14	Indenture relating to 12.25% senior discount notes of Registrant, dated as of February 6, 2001(4)

10.14A	First Supplemental Indenture, dated as of January 14, 2004, relating to 12.25% senior discount notes

10.15	Security holders Agreement by and among Registrant, Vestar Capital Partners III, L.P., Sandler Capital Partners IV, L.P., Sandler Capital Partners IV FTE, L.P., Sidney R. Knafel, Michael S. Willner and Senior Management Securityholders, dated as of May 11, 1999, with Side Letter Agreement by and among Insight

Communications Company, L.P., Vestar Capital Partners III, L.P., Sidney R. Knafel, Michael S. Willner, , Sandler Capital Partners IV, L.P. and Sandler Capital Partners IV FTE, L.P., dated May 11, 1999 (the “Letter Agreement”) (1)

10.16	Amendment, dated July 16, 1999 to the Letter Agreement (1)

10.17	Cable Facilities Lease Agreement, dated July 17, 2000, among AT&T Broadband, LLC, Registrant and certain of Registrant’s affiliates (portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment) (9)

10.18	Amended and Restated Consulting Agreement, dated as of March 17, 2000, by and between InterMedia Partners Southeast and Insight Communications Company, L.P.(5)

10.19	Asset Exchange Agreement, dated September 30, 2002, between InterMedia Partners Southeast and Insight Communications Midwest, LLC (7)

10.20	Purchase Agreement, dated as of August 26, 2003, among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy (3)

10.21	Severance agreement with Kim D. Kelly, dated August 25, 2003 (3)

10.22	Employment agreement with Dinesh C. Jain, dated October 9, 2003 (3)

10.23	Employment agreement with John Abbot, dated January 2, 2004

14	Code of Ethics

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of Insight Communications Company, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Insight Communications Company, Inc.

32	Section 1350 Certifications

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-78293) and incorporated herein by reference.
(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.
(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registration Statement on Form S-4 of Insight Midwest, L.P. and Insight Capital, Inc. (Registration No. 333- 33540) and incorporated herein by reference.
(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 5, 2001, and incorporated herein by reference.
(7)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.
(8)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(9)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 and incorporated herein by reference.

Report of Independent Auditors

The Stockholders and Board of Directors

Insight Communications Company, Inc.

We have audited the accompanying consolidated balance sheets of Insight Communications Company, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the Company changed its method of accounting for Goodwill and Other Intangible Assets effective January 1, 2002.

/s/ ERNST & YOUNG LLP

New York, New York

February 23, 2004

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2003	December 31, 2002
		(Restated)
Assets
Cash and cash equivalents	$60,172	$74,850
Investments	4,078	3,666
Trade accounts receivable, net of allowance for doubtful accounts of $1,123 and $1,296 as of December 31, 2003 and 2002	29,313	25,725
Launch funds receivable	9,421	5,197
Prepaid expenses and other assets	17,446	16,177

Total current assets	120,430	125,615
Fixed assets, net	1,216,304	1,220,251
Goodwill	72,430	72,965
Franchise costs	2,361,959	2,331,282
Deferred financing costs, net of accumulated amortization of $13,676 and $9,030 as December 31, 2003 and 2002	33,288	33,298
Other non-current assets	5,244	5,651

Total assets	$3,809,655	$3,789,062

Liabilities and stockholders’ equity
Accounts payable	$30,417	$47,220
Accrued expenses and other liabilities	34,182	23,035
Accrued property taxes	22,954	14,428
Accrued programming costs	43,261	34,922
Deferred revenue	10,061	4,132
Interest payable	23,315	24,685
Debt – current portion	62,250	5,000
Preferred interest distribution payable	—	5,250

Total current liabilities	226,440	158,672
Deferred revenue	4,523	6,533
Debt	2,786,041	2,576,004
Other non-current liabilities	5,742	53,085
Minority interest	229,790	215,893
Preferred interests	—	191,820
Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2003 and 2002	—	—
Common stock; $.01 par value:
Class A – 300,000,000 shares authorized; 50,685,317 and 50,704,390 shares issued and outstanding as of December 31, 2003 and 2002	507	507
Class B – 100,000,000 shares authorized; 8,879,468 and 9,354,468 shares issued and outstanding as of December 31, 2003 and 2002	88	93
Additional paid-in-capital	816,600	829,873
Accumulated deficit	(246,471)	(232,280)
Deferred stock compensation	(13,582)	(5,882)
Accumulated other comprehensive loss	(23)	(5,256)

Total stockholders’ equity	557,119	587,055

Total liabilities and stockholders’ equity	$3,809,655	$3,789,062

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
		(Restated)
Revenue	$902,592	$811,995	$729,038
Operating costs and expenses:
Programming and other operating costs	328,385	278,866	259,634
Selling, general and administrative	187,103	173,505	153,003
High-speed Internet charges	—	4,116	3,785
Depreciation and amortization	231,760	216,506	383,449

Total operating costs and expenses	747,248	672,993	799,871

Operating income (loss)	155,344	139,002	(70,833)
Other income (expense):
Gain on cable system exchange	27,134	—	34,178
Interest expense	(206,031)	(204,730)	(213,045)
Interest income	1,433	2,126	7,315
Other	(31)	(502)	(2,320)

Total other expense, net	(177,495)	(203,106)	(173,872)
Loss before minority interest, investment activity, extinguishments of obligations, gain on contract settlement and income taxes	(22,151)	(64,104)	(244,705)
Minority interest income (expense)	(7,936)	31,076	141,314
Equity in losses of investees	—	—	(2,031)
Gain (loss) from early extinguishments of debt	(10,879)	3,560	(10,315)
Loss on settlement of put obligation	(12,169)	—	—
Gain on settlement of programming contract	37,742	—	—
Impairment write-down of investments	(1,500)	(18,023)	(9,899)

Loss before income taxes	(16,893)	(47,491)	(125,636)
Income tax benefit	2,702	5,175	50,847

Net loss	(14,191)	(42,316)	(74,789)
Accrual of preferred interests	(10,353)	(20,107)	(19,432)

Net loss applicable to common stockholders	$(24,544)	$(62,423)	$(94,221)

Basic and diluted loss per share attributable to common stockholders	$(.41)	$(1.04)	$(1.57)
Basic and diluted weighted average shares outstanding	59,585	60,284	60,202

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2000	$602	$655,253	$(115,175)	$—	$—	$540,680
Net loss			(74,789)			(74,789)
Unrealized loss on investments					(3,118)	(3,118)
Transition adjustment loss on adoption of SFAS No. 133, net of tax					(1,108)	(1,108)
Unrealized loss on interest rate swaps, net of tax					(12,318)	(12,318)

Total comprehensive loss						(91,333)

Issuance of stock to 401(k) plan		768				768
Issuance of stock through exercise of stock options and stock compensation		399				399
Contribution of capital associated with AT&T transactions		214,948				214,948
Accrual of preferred interests		(19,432)				(19,432)

Balance at December 31, 2001	602	851,936	(189,964)	—	(16,544)	646,030
Net loss			(42,316)			(42,316)
Unrealized loss on investments					(8,904)	(8,904)
Realized impairment of investments					12,023	12,023
Unrealized loss on interest rate swaps					8,169	8,169

Total comprehensive loss						(31,028)

Acquisition of stock in satisfaction of employee loan	(7)	(9,576)				(9,583)
Issuance of stock to employees	4	5,769		(5,882)		(109)
Issuance of stock to 401(k) plan	1	1,851				1,852
Accrual of preferred interests		(20,107)				(20,107)

Balance at December 31, 2002 (Restated)	600	829,873	(232,280)	(5,882)	(5,256)	587,055
Net loss			(14,191)			(14,191)
Unrealized gain on investments					1,564	1,564
Realized gain on investments					(578)	(578)
Unrealized gain on interest rate swaps					4,247	4,247

Total comprehensive loss						(8,958)

Issuance of stock to 401(k) plan	1	1,677				1,678
Issuance of restricted stock	2	4,821		(4,823)		—
Issuance of stock through exercise of stock options and stock compensation		285		(31)		254
Retirement of stock acquired through the purchase of Coaxial	(8)	(8,336)				(8,344)
Contribution of Coaxial to Midwest Holdings		1,240				1,240
Retirement of put obligation		(7,100)				(7,100)
Accrual of preferred interests		(10,353)				(10,353)
Mark-to-market non-cash compensation		4,493		(4,493)		—
Amortization of non-cash compensation				1,647		1,647

Balance at December 31, 2003	$595	$816,600	$(246,471)	$(13,582)	$(23)	$557,119

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
		(Restated)
Operating activities:
Net loss	$(14,191)	$(42,316)	$(74,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	231,760	216,506	383,449
Equity in losses of investees	—	—	2,031
Non-cash consulting expense	60	124	—
Impairment of investments	1,500	18,023	9,899
Gain on sale of investments	(578)	—	—
Loss on interest rate swaps	2,114	—	—
Loss (gain) on early extinguishments of debt	2,616	(3,560)	10,315
Settlement of put obligation	(7,100)	—	—
Gain on settlement of programming contract	(34,819)	—	—
Gain on cable systems exchange	(27,134)	—	(34,178)
Minority interest	7,936	(31,076)	(141,314)
Provision for losses on trade accounts receivable	13,366	13,386	12,093
Contribution of stock to 401(k) Plan	1,678	1,852	768
Amortization of note discount	33,118	31,736	24,770
Deferred income taxes	(2,952)	(5,676)	(51,495)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(16,954)	(15,871)	(13,375)
Launch fund receivable	(4,224)	7,783	3,111
Prepaid expenses and other assets	(1,219)	2,713	(5,631)
Accounts payable	(16,803)	(20,003)	20,937
Accrued expenses and other liabilities	29,614	1,675	14,734

Net cash provided by operating activities	197,788	175,296	161,325

Investing activities:
Purchase of fixed assets	(196,658)	(283,004)	(325,581)
Purchase of intangible assets	(889)	(1,588)	(3,069)
Purchase of investments	(1,347)	—	(10,725)
Sale of investments	999	—	—
Purchase of Coaxial interests	(10,321)	—	—
Purchase of cable television systems, net	(26,475)	(8,798)	(463,500)

Net cash used in investing activities	(234,691)	(293,390)	(802,875)

Financing activities:
Distributions of preferred interests	(11,554)	(14,000)	(14,000)
Net proceeds from borrowings under credit facility	118,000	131,000	1,580,000
Repayment of credit facility	(25,000)	(273,000)	(654,900)
Repayment of debt	(195,869)	(23,220)	(306,158)
Proceeds from issuance of notes	141,375	179,995	220,084
Debt issuance costs	(4,842)	(5,535)	(18,310)
Principal payment on capital lease and other non-current liabilities	—	(844)	(574)
Proceeds from exercise of stock options	115	—	223

Net cash provided by (used in) financing activities	22,225	(5,604)	806,365

Net change in cash and cash equivalents	(14,678)	(123,698)	164,815
Cash and cash equivalents, beginning of year	74,850	198,548	33,733

Cash and cash equivalents, end of year	$60,172	$74,850	$198,548

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of December 31, 2003. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems and also manage certain systems owned by an affiliate of Comcast Cable Holdings, LLC (“Comcast Cable”) (formerly known as AT&T Broadband, LLC), the owner of the remaining 50% interest in Insight Midwest.

Our other wholly owned subsidiary, Insight Interactive LLC, owns a 100% equity interest in SourceSuite, LLC, the results of which have been consolidated as of January 1, 2002 as a result of Insight Interactive’s acquisition in March 2002 of the 50% equity interest in SourceSuite that it did not already own.

2. Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Interactive LLC. Although Insight Midwest is equally owned by Insight LP and an indirect subsidiary of Comcast Cable, Insight LP, as the general partner of Insight Midwest, effectively controls all its operating and financial decisions. Accordingly, the results of Insight Midwest are included in our consolidated financial statements. The minority interest represents Comcast Cable’s 50% ownership interest in Insight Midwest. Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from providing high-speed Internet services and from facilitating the delivery of telephone services as well as from commissions for products sold through home shopping networks and management fees. Revenue is recorded in the month the related services are rendered.

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

Fixed Assets

Fixed assets are stated at cost and include costs capitalized for labor and overhead incurred in connection with the installation of cable system infrastructures, including those providing high-speed Internet and facilitating the delivery of telephone services. In addition, we capitalize labor and material costs associated with installations related to new services on customer premises. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Leashold improvements are amortized using the straight-line method over the shorter of the remaining terms of the leases or the estimated lives of the improvements.

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted future cash flows generated from such assets, an impairment loss would be recognized for the amount that the asset’s carrying value exceeds its fair value. We believe that no impairment of fixed assets existed as of December 31, 2003 or 2002.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Significant Accounting Policies (continued)

Franchise Costs and Goodwill

Costs incurred in negotiating and renewing franchise agreements are capitalized and were amortized over the life of the franchise agreements through December 31, 2001. Franchise costs and goodwill acquired through the purchase of cable television systems were amortized using the straight-line method over a period of up to 15 years. As of January 1, 2002, in connection with our adoption of SFAS No. 142, we no longer amortize franchise costs or goodwill. We recorded amortization expense of $4.8 million, $4.7 million and $200.9 million for the years ended December 31, 2003, 2002 and 2001. We estimate aggregate amortization expense to be approximately $5.4 million for each of the five succeeding fiscal years, primarily relating to deferred financing costs.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Based on our analysis, there was no impairment of goodwill or franchise costs on October 1, 2003 and 2002, the dates on which we performed our annual impairment test.

Applying the effects of the adoption of SFAS No. 142 to the year ended December 31, 2001, would have resulted in net loss of $(11.8) million and basic and diluted loss per share attributable to common stockholders of $(.52). The reconciliation of reported net loss to pro forma net loss as adjusted for the effects of SFAS No. 142 for the year ended December 31, 2001 is as follows (in thousands):

Year Ended December 31, 2001
Net loss as reported	$(74,789)
Exclude amortization, net of minority interest and taxes for:
Franchise costs	50,308
Goodwill	12,688

Pro forma net loss	$(11,793)

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

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123 had been applied to each of the years ended December 31, 2003, 2002 and 2001. The following assumptions were used in determining the fair values: weighted average risk-free interest rate – 3.50% (2003), 4.00% (2002) and 4.50% (2001); stock price volatility of 50% in all years; dividend yield of 0% in all years; and expected option life of seven years in all years (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss attributable to common stockholders	$(24,544)	$(62,423)	$(94,221)
Stock-based compensation as reported, net of tax	1,707	124	56
Stock-based compensation determined under fair value based method for all awards, net of tax	(831)	(4,175)	(748)

Adjusted net loss attributable to common stockholders	$(23,668)	$(66,474)	$(94,913)

Basic and diluted net loss per share, as reported	$(.41)	$(1.04)	$(1.57)

Basic and diluted net loss per share, SFAS 123 adjusted	$(.40)	$(1.10)	$(1.58)

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Significant Accounting Policies (continued)

Stock-based compensation of $831,000, as determined under the fair value method during the year ended December 31, 2003, was net of $5.5 million related to forfeitures of unvested stock options due to our option exchange program commencing in November 2003.

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

Loss Per Share

Basic loss per share is computed using average shares outstanding during the period. Diluted loss per share is equal to basic loss per share as we had generated net losses for the years ended December 31, 2003, 2002 and 2001, thereby making the potential effects of dilutive securities anti-dilutive. Securities that could potentially dilute basic earnings per share in the future include stock options and restricted stock units.

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

Marketing and Promotional

Marketing and promotional costs are expensed as incurred. Marketing and promotional expenses, net of marketing support (recorded as a reduction to marketing expense), for the years ended December 31, 2003, 2002 and 2001 were $10.5 million, $12.7 million and $14.8 million.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 became effective during the fourth quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. The adoption of FIN 46 had no impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments outstanding before the issuance date of the Statement and still existing at July 1, 2003. Restatement is not permitted.

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Significant Accounting Policies (continued)

As of December 31, 2003 we had $229.8 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS No. 150 as it applies to minority interests related to limited life entities consolidated in parent company financial statements. Although this application was deferred, the disclosure requirements of SFAS No. 150 still apply and, therefore, companies are required to disclose the estimated settlement value of these non-controlling interests. If we were to adopt this aspect of the Standard under its current provisions, it would be expected to have a material impact on our financial statements.

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

As of December 31, 2003, we estimated the settlement value of these minority interests to be between $902.4 million and $1.39 billion. This value was determined based on a per customer value ranging between $3,620 and $4,370 and after a reduction for outstanding debt and other liabilities of Insight Midwest.

Reclassifications

Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

3. Restatement

During the fourth quarter of 2003, we determined that we had incorrectly accounted for the impact of minority interests related to our interest rate swap agreements which convert the interest on a portion of our variable rate senior credit facility to a fixed rate. In addition, we had not reduced our deferred tax asset and related valuation allowance related to such swaps through other comprehensive income for subsequent changes in our deferred tax position. We have therefore restated our financial statements for the year ended December 31, 2002 and have disclosed the impact of this restatement on the preceding quarters of 2003 and each of the four quarters of 2002 (See Note 18). We have not restated our financial statements for the year ended December 31, 2001 since the correction does not have a material impact on them. The restatement does not impact our revenue, operating income, operating cash flows or our loss before income taxes. The following table summarizes the impact of the restatement on our consolidated

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Restatement (continued)

balance sheet and consolidated statement of operations for the year ended December 31, 2002:

	December 31, 2002
	As Reported	Restated
	(in thousands, except per share amounts)
Minority interest	$224,803	$215,893
Accumulated deficit	(237,956)	(232,280)
Accumulated other comprehensive loss	(8,490)	(14,166)
Net loss	(47,992)	(42,316)
Net loss applicable to common stockholders	(68,099)	(62,423)
Basic and diluted loss per share attributable to common stockholders	(1.13)	(1.04)

4. Insight Midwest

In September 1999, Insight Midwest was formed to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with AT&T Broadband (now known as Comcast Cable). As of December 31, 2003, Insight Midwest was comprised of systems located in Indiana, Kentucky, Ohio and Illinois.

Indiana Systems

On October 31, 1998, Insight LP and AT&T Broadband contributed certain of their cable television systems located in Indiana and Northern Kentucky to form Insight Indiana in exchange for a 50% equity interest. On October 1, 1999, as part of a joint venture restructuring involving the Kentucky Systems (discussed below), Insight Indiana became a wholly owned subsidiary of Insight Midwest. Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Indiana will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

Kentucky Systems

On October 1, 1999, Insight LP acquired a combined 50% interest in InterMedia Capital Partners VI, LP (the “IPVI Partnership”) from related parties of Blackstone Cable Acquisition Company, LLC, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for $341.5 million (inclusive of expenses). Insight Midwest assumed debt of $742.1 million (the total debt of the IPVI Partnership) in connection with this transaction. Concurrently with this acquisition, the Kentucky Systems were contributed to Insight Midwest. Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Kentucky will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Insight Midwest (continued)

On February 28, 2003, Insight Midwest exchanged with Comcast of Montana/Indiana/Kentucky/Ohio the system we then owned in Griffin, Georgia, serving approximately 11,800 customers, plus $25.0 million, for the managed systems located in New Albany, Indiana and Shelbyville, Kentucky, together serving approximately 23,400 customers. Additionally, pursuant to the agreement, Insight Midwest paid approximately $1.5 million as a closing adjustment to Comcast of Montana/Indiana/Kentucky/Ohio to complete the rebuild and upgrade of the Griffin, Georgia system.

This system exchange was accounted for on that date as a sale of the Griffin, Georgia system and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems. In connection with this system exchange, we recorded a gain of $27.1 million equal to the difference between the fair value and carrying value of the Griffin, Georgia system as of the closing date. Of the $64.5 million purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems $31.9 million was allocated to such cable television systems’ assets acquired in relation to their fair values and $32.6 million was allocated to franchise costs.

Illinois Systems

Effective January 1, 2001, Insight Midwest completed a series of transactions with Insight LP and AT&T Broadband for the acquisition of additional cable television systems, primarily located in the state of Illinois, valued at approximately $2.2 billion (the “AT&T transactions”), inclusive of systems valued at approximately $775.8 million, contributed by Insight LP. The AT&T transactions were financed through a credit facility established on January 5, 2001 (the “Midwest Holdings Credit Facility”). As a result of the AT&T transactions, Insight Midwest acquired all of Insight LP’s wholly owned systems serving approximately 280,000 customers, including systems that Insight LP purchased from AT&T Broadband. At the same time, Insight Midwest acquired from AT&T Broadband systems serving approximately 250,000 customers.

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

Concurrently with the completion of Insight LP’s purchase of systems from AT&T Broadband, Insight LP contributed such systems, along with all of its wholly owned systems serving approximately 175,000 customers, to Insight Midwest. The total value of such contributed systems was $1.2 billion. The assets and liabilities, including debt assumed, of such contributed systems continue to be recorded at their respective carrying values, as these systems remain within the consolidated group. We recorded a reduction in paid in capital of $113.8 million equal to 50% of the carrying value of such net assets contributed to Insight Midwest, representing the interest owned by AT&T Broadband (minority interest) through its investment in Insight Midwest.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Insight Midwest (continued)

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

The voting Preferred Interests provided for cash distributions to Coaxial and certain of its affiliates in amounts equal to the payments required on the then outstanding 10% Senior Notes and 12 7/8% Senior Discount Notes. Insight Ohio was required to redeem the Series A Preferred Interests in August 2006 and the Series B Preferred Interest in August 2008. The Senior Notes and Senior Discount Notes were conditionally guaranteed by Insight Ohio.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Insight Midwest (continued)

On August 8, 2000, Insight Ohio purchased Coaxial’s 25% non-voting common equity interest (the “Purchase and Option Agreement”). The purchase price was 800,000 shares of our common stock and cash in the amount of $2.6 million. In connection with the purchase, Insight Ohio’s operating agreement was amended to, among other things, remove certain participating rights of the principals of Coaxial and certain of its affiliates. The agreement was amended to incorporate 70% of Insight Ohio’s total voting power into the common equity interests of Insight Ohio and 30% of Insight Ohio’s total voting power into the Preferred Interests of Insight Ohio. Additionally, an option in the agreement provided that if at any time the Senior Notes or Senior Discount Notes were repaid or significantly modified, or in any case after August 15, 2008, the principals of Coaxial could have required us to purchase their interests in Coaxial.

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

On September 25, 2003, we purchased all the outstanding equity of the owners of Coaxial, which held the preferred interests of Insight Ohio and 800,000 shares of our stock, for $29.4 million. The purchase was financed through existing cash on hand. Additionally, the Purchase and Option Agreement, dated August 8, 2000, was terminated. In connection with the purchase, we recorded a loss on the settlement of the put obligation of $12.2 million.

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In November 2003, we sold 295,000 shares of our Liberate stock. We received net proceeds of $988,000 and recorded a gain on the sale of $566,000, which has been included in other expense in our consolidated statements of operations. The carrying amount of our investment in Liberate was $1.8 million and $1.3 million as of December 31, 2003 and 2002.

In connection with the Contribution Agreement, on November 17, 1999, we purchased 842,105 shares of Source Media common stock at $14.25 per share, representing approximately 6% of Source Media’s outstanding stock, for a purchase price of $12.0 million in cash. On December 31, 2000, we recorded an impairment write-down of $11.2 million to reflect an other-than-temporary decline in the value of our investment in Source Media. Fair value was determined using the quoted market price of the stock. During the year ended December 31, 2001, we wrote-off our remaining investment in Source Media of $842,000. Source Media terminated operations effective March 14, 2002.

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

For the year ended December 31, 2001, we accounted for our investment in SourceSuite under the equity method of accounting. Accordingly, the accompanying statement of operations for the year ended December 31, 2001 includes a loss of $2.0 million that represents our 50% share of SourceSuite’s net loss.

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

Based on our on-going assessment of potential impairments in our investments in equity securities, as of December 31, 2003 and 2002, we recorded impairment charges of $1.5 million and $6.0 million related to our investment in AgileTV which reduced our carrying value in this investment to $0 as of December 31, 2003.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Fixed Assets

	December 31, 2003	December 31, 2002
	(in thousands)
Land, buildings and improvements	$40,196	$37,751
Cable system equipment	2,051,559	1,851,864
Furniture, fixtures and office equipment	17,862	16,850

	2,109,617	1,906,465
Less accumulated depreciation and amortization	(893,313)	(686,214)

Total fixed assets, net	$1,216,304	$1,220,251

During the year ended December 31, 2002, we wrote-off approximately $11.1 million related to video-on-demand equipment as a result of transitioning to a new video-on-demand service provider. This amount was included in depreciation and amortization in our statement of operations.

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $225.2 million, $211.8 million and $182.5 million.

7. Debt

	December 31, 2003	December 31, 2002
	(in thousands)
Insight Ohio Credit Facility	$—	$25,000
Insight Midwest Holdings Credit Facility	1,556,000	1,438,000
Insight Midwest 9 3/4% Senior Notes	385,000	385,000
Insight Midwest 10 1/2% Senior Notes	630,000	500,000
Insight Inc. 12 1/4% Senior Discount Notes	360,000	360,000

	2,931,000	2,708,000
Net unamortized discount/premium on notes	(82,503)	(126,996)
Market value of interest rate swaps	(206)	—

Total debt	$2,848,291	$2,581,004

Insight Ohio Credit Facility

Insight Ohio’s credit facility provided for revolving credit loans of up to $25.0 million. On August 29, 2003, we retired the Insight Ohio credit facility through our refinancing of the Insight Midwest Holdings Credit Facility. Insight Ohio is now a restricted subsidiary under the terms of our indentures. We recorded a loss of $139,000 on the extinguishment of this obligation as a result of the write-off of deferred financing costs.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Debt (continued)

Insight Midwest Holdings $1.975 Billion Credit Facility

On January 5, 2001, through a wholly owned subsidiary of Insight Midwest (“Insight Midwest Holdings”), which holds all of our cable television operating subsidiaries, we entered into a credit facility to finance the AT&T transactions and to repay the outstanding indebtedness under our then existing Insight Indiana and Insight Kentucky credit facilities. We recorded a charge of $10.3 million related to the write-off of unamortized deferred financing costs related to these credit facilities. The Midwest Holdings Credit Facility expires in 2009 and provides for maximum borrowings of $1.975 billion. Obligations under this credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries.

The Midwest Holdings Credit Facility requires Insight Midwest Holdings to meet certain financial and other debt covenants. Borrowings under this credit facility bear interest, based on our election, of an Alternative Base Rate (equal to the greater of the Prime Rate or the Federal Funds Effective Rate plus 0.5%) or Adjusted LIBOR (equal to LIBOR multiplied by the Statutory Reserve Rate) plus an additional margin yield tied to Insight Midwest Holdings’ leverage ratio of between 0.5% and 2.75%. As of December 31, 2003 and 2002, the weighted average interest rate on this credit facility was 3.7% and 4.3%.

On March 28, 2002, we loaned $100.0 million to Insight Midwest, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with certain credit facility amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan provided that there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On August 26, 2003 we amended the Insight Midwest Holdings Credit Facility in connection with our plan to refinance all of the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion which increased the total facility size to $1.975 billion from $1.750 billion. We recorded $2.2 million of deferred financing costs associated with this amendment that will be amortized over the remaining term of the credit facility.

On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to Insight Midwest, which, in turn, contributed this amount to Insight Ohio for the purpose of repaying the Insight Ohio credit facility. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio credit facility of $22.5 million plus accrued interest.

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

On November 6, 2000, Insight Midwest completed a $500.0 million offering of 10 1/2% senior notes due in November 2010. Insight Midwest received proceeds of $487.5 million, net of an underwriting fee of $5.0 million and a bond discount of $7.5 million that is being amortized through November 2010. The proceeds of the offering were used to repay a portion of the outstanding debt under the then existing Insight Indiana credit facility and Insight Kentucky credit facility. Interest payments on these Senior Notes, which commenced on May 1, 2001, are payable semi-annually on May 1 and November 1.

The Insight Midwest 9 3/4% and 10 1/2% Senior Notes are redeemable on or after October 1, 2004 and November 1, 2005. In addition, Insight Midwest can redeem up to 35% of the Insight Midwest 9 3/4% and 10 1/2% Senior Notes prior to October 1, 2002 and November 1, 2005, with the net proceeds from certain sales of Insight Midwest’s equity. Each holder of the Insight Midwest Senior Notes may require Insight Midwest to redeem all or part of that holder’s notes upon certain changes of control. The Insight Midwest Senior Notes are general unsecured obligations and are subordinate to all other liabilities of Insight Midwest, the amounts of which were $1.8 billion and $1.9 billion as of December 31, 2003 and 2002. The Insight Midwest Senior Notes contain certain financial and other debt covenants.

In May 2000 and September 2001, Insight Midwest completed exchange offers pursuant to which the 9 3/4% Senior Notes and 10 1/2% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2002, Insight Midwest completed a $185.0 million add-on offering under the 9 3/4% Senior Notes indenture. Insight Midwest received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 9 3/4% Senior Notes indenture, these additional debt securities and the 9 3/4% Senior Notes are considered a single series of senior notes with identical terms. In June 2003, Insight Midwest completed an exchange offer pursuant to which the $185.0 million add-on offering under the 9 3/4% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2003, Insight Midwest completed a $130.0 million add-on offering under the 10 1/2% Senior Notes indenture. Insight Midwest received proceeds of $140.9 million, including $1.5 million of interest accruing from November 1, 2003 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010 and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 10 1/2%

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Debt (continued)

Senior Notes indenture, these additional debt securities and the 10 1/2% Senior Notes are considered a single series of senior notes with identical terms.

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

In December 2002, we repurchased $40.0 million face amount of the 12 1/4% Senior Discount Notes at the then accreted value of $27.4 million for $23.2 million, resulting in a gain of $3.6 million, net of the write-off of unamortized deferred financing costs of $616,000.

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

Debt Principal Payments

As of December 31, 2003, principal payments required on our debt were as follows (in thousands):

2004	$62,250
2005	83,500
2006	83,500
2007	83,500
2008	104,750
Thereafter	2,513,500

Total	$2,931,000

8. Derivative Instruments

We enter into derivative instruments, typically interest-rate swap and collar agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed and floating rate interest payments in exchange for floating and fixed rate interest receipts

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Derivative Instruments (continued)

over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets. We record the effective portion of certain derivatives’ gains or losses as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to derivative instruments that are determined not to be effective are recorded in our consolidated statements of operations as either an adjustment to interest expense or other income or expense depending on whether the swap is a cash flow hedge or fair value hedge.

Floating Rate to Fixed Rate Swaps

As of December 31, 2003 and 2002, we had entered into various interest rate swap and collar agreements effectively fixing interest rates between 5.0% and 5.9% on $150.0 million and $435.0 million notional value of debt. One agreement was outstanding as of December 31, 2003. This agreement expires in August 2004. We recorded $826,000 and $2.7 million of accrued interest related to these agreements as of December 31, 2003 and 2002. As of December 31, 2003 and 2002, the estimated fair value (cost if terminated) of our interest rate swap agreements was approximately $(3.4) million and $(17.8) million.

Fixed Rate to Floating Rate Swaps

In February 2003, we entered into two interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 7.7%, on $185.0 million notional value of debt. Six-month LIBOR ranged between 1.26% and 1.34% for February and March 2003. In May 2003, we settled these swaps and received proceeds of $1.8 million and recorded a gain in this amount, which is included in other expense in our consolidated statements of operations.

In July 2003, we entered into three new interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $2.1 million for the year ended December 31, 2003, which is included in other expense. As of December 31, 2003, we recorded $275,000 of interest receivable related to these agreements. The fair market value (cost if terminated) of these agreements was $(2.1) million as of December 31, 2003.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of December 31, 2003 was $(206,000) and has been recorded in other non-current liabilities and as an adjustment to the carrying value of debt.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31,:

	2003	2002	2001
	(in thousands)
Interest	$169,704	$167,703	$182,747
Income taxes	448	531	538

During the year ended December 31, 2001, we entered into a non-cash investing activity in which our joint venture partner contributed cable systems to Insight Midwest valued at $983.3 million resulting in a non-cash increase in long-lived assets, debt, other liabilities, minority interest and additional paid-in-capital.

10. Capital Stock

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

11. Income Taxes

For the years ended December 31, 2003, 2002 and 2001, we recorded a deferred tax benefit of $3.0, $5.7, and $47.1 million. In addition, for the tax years ended December 31, 2003, 2002 and 2001, we recorded a current tax expense related to state and local taxes of approximately $300,000, $500,000 and $500,000. Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Income Taxes (continued)

Significant components of our deferred tax assets and liabilities consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$255,548	$204,438
Investment in unconsolidated affiliates	2,787	2,787
Unrealized loss on investments	4,842	15,847
Deferred interest expense	34,608	21,336
Interest hedges	15,172	8,567
Capital loss	2,003	2,003

Gross deferred tax asset	314,960	254,978
Valuation allowance	(49,455)	(39,364)

Net deferred tax asset	265,505	215,614
Deferred tax liabilities:
Depreciation & amortization	265,505	215,614

Gross deferred tax liability	265,505	215,614

Net deferred tax liability	$—	$—

We have provided a full valuation allowance on our deferred tax asset, consisting primarily of net operating loss carryforwards and unrealized losses on investments, due to the uncertainty regarding our realization of such assets in the future. The increase in the valuation allowance on the deferred tax asset for the year ended December 31, 2003 was $10.1 million.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
		(Restated)
Benefit at federal statutory rate	$(5,743)	$(16,147)	$(43,438)
State and local taxes, net	(1,473)	(4,063)	(8,283)
Expenses not deductible for U.S. tax purposes	85	94	335
Non-deductible amortization	—	—	1,859
Preferred interest accrual	(3,520)	(6,837)	(6,607)
Disallowed interest expense	810	721	581
Disallowed compensation deduction	—	—	647
Tax effect of interest rate swaps (See Note 3)	(2,952)	(5,676)	—
Increase in valuation allowance	10,091	26,733	4,059

Income tax (benefit) provision	$(2,702)	$(5,175)	$(50,847)

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Income Taxes (continued)

As of December 31, 2003, we had a net operating loss carry-forward of $623.0 million for U.S. federal income tax purposes. Our net operating loss began accumulating effective July 26, 1999, the date of our initial public offering. The net operating loss will expire in the years 2019 through 2023.

12. Stock Option Plan and Other Stock Based Compensation

1999 Equity Incentive Plan

Our 1999 Equity Incentive Plan (the “Plan”) provides for the grant of incentive stock options, nonqualified stock options and restricted stock, as well as other awards such as performance units, performance shares, deferred stock, dividend equivalents and other stock-based awards.

Stock Options

On November 7, 2003, we commenced an offer to exchange certain outstanding stock options granted under the Plan. The offer, available to all employees, provided the opportunity to tender to us all of their currently outstanding, unexercised options that have an exercise price greater than or equal to $17.00 per share to purchase our common stock in exchange for grants of replacement options. Those employees who held stock options with exercise prices between $17.00 and $23.99 received 3 new options for every 4 tendered. Those employees who held stock options with exercise prices $24.00 or greater received 1 option for every 2 tendered. The number of options eligible for exchange under this program was 2,852,932. Based on the election of eligible employees, we canceled 2,802,314 options on December 9, 2003 and expect to grant 1,646,674 replacement options on June 11, 2004.

Employee stock options generally vest over five years and expire ten years from the date granted. The following summarizes stock option activity for the years ended December 31, 2003, 2002 and 2001:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2000	3,015,900	$23.86
Granted	1,282,840	19.81
Exercised	(14,500)	16.45
Canceled/forfeited	(126,500)	18.76

Outstanding as of December 31, 2001	4,157,740	22.79
Granted	1,792,186	11.31
Canceled/forfeited	(145,500)	19.46

Outstanding as of December 31, 2002	5,804,426	19.33
Granted	244,780	11.70
Exercised	(12,500)	9.06
Canceled/forfeited	(3,878,901)	22.83

Outstanding as of December 31, 2003	2,157,805	$12.23

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Stock Option Plan and Other Stock Based Compensation (continued)

The weighted average fair value of options granted in 2003, 2002 and 2001 was $6.39, $6.44 and $11.30 per share. As of December 31, 2003, 2002 and 2001, 525,034, 1,973,969 and 1,158,032 of the outstanding options were exercisable with weighted average exercise prices of $14.51, $23.62 and $24.28.

The following summarizes details of outstanding stock options as of December 31, 2003:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$8.47 – $12.38	893,208	$9.40	8.8
$12.83 – $18.99	1,163,068	$13.31	8.7
$20.90 – $27.03	101,529	$24.35	6.3

	2,157,805	$12.21	8.6

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

Other Stock Based Compensation

Restricted and Deferred Stock

In 2003, we issued to employees 488,000 shares of common stock, 150,000 shares of which were issued in the form of restricted stock and 338,000 shares of which were issued in the form of deferred stock. Both the restricted and deferred stock vest over a five-year period. Restricted stock is issued in the name of the employee on the date of grant and held by us until the shares vest. Vested deferred stock is issued to an employee upon termination of employment. We recorded deferred compensation expense of $4.8 million, which is being amortized on a straight-line basis over the vesting term.

Employee Loans

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Stock Option Plan and Other Stock Based Compensation (continued)

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

Additionally, pursuant to the approval of our Board of Directors on July 31, 2003, all accrued interest on the remaining outstanding notes from October 1, 2002 through September 30, 2003 was forgiven. We made gross-up payments with respect to the income taxes related to such interest forgiveness on behalf of the affected employees. Forgiven interest from October 1, 2002 through September 30, 2003 amounted to $219,000, and gross-up payments with respect to the employees’ income tax liabilities resulting from such forgiven interest amounted to $209,000, which amount has been ratably accrued into our statement of operations as compensation expense over the twelve months ended September 30, 2003. As of December 31, 2003, the outstanding aggregate principal amount of these employee loans was $4.3 million.

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

12. Stock Option Plan and Other Stock Based Compensation (continued)

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

In August 2003, Ms. Kelly resigned as President and Chief Operating Officer. In connection with Ms. Kelly’s resignation, she entered into a severance arrangement with us, which waived the forfeiture and termination provisions of the 450,000 restricted shares of common stock and the 900,000 stock options, granted in December 2002, and the 100,000 stock options granted in July 2002. As of December 1, 2003, Ms. Kelly was no longer an employee and, in accordance with SFAS No. 123 and Financial Interpretation No. 44, we are required to re-measure the value of these equity instruments on a quarterly basis from December 1, 2003 through November 30, 2006. Such re-measurement is being recorded as non-cash compensation expense in our consolidated statements of operations.

13. Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various financial institutions and our policy is designed to limit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base.

Fair Value

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash equivalents and accounts receivable: The carrying amount reported in the consolidated balance sheets for cash equivalents and accounts receivable approximates fair value.

Debt: The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates. The fair value of our Senior Notes and Senior Discount Notes are based on quoted market prices. The fair value of Insight Midwest’s 9 3/4% Senior Notes as of December 31, 2003 and 2002 was $407.1 million and $364.8 million. The fair value of Insight Midwest’s 10 1/2% Senior Notes as of December 31, 2003 and 2002 was $685.1 million and $483.1 million.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Financial Instruments (continued)

The fair value of Insight Inc. 12 1/4% Senior Discount Notes was $309.6 million and $208.0 million as of December 31, 2003 and 2002.

Interest rate swap agreements: As of January 1, 2001, interest rate swap agreements are recorded in our financial statements at fair value. The fair value (cost) of such swap agreements was $(5.7) million and $(17.8) million as of December 31, 2003 and 2002.

14. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a two-year management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. The management agreement, which had been extended, was set to expire on June 30, 2003. On June 27, 2003, the management agreement was further extended with the provision that either party may terminate the agreement at any time on 30 days notice. As of December 31, 2003, these systems served approximately 89,400 customers in the state of Indiana. Through March 31, 2001, we earned a monthly fee of 3% of gross revenues for providing such management services. In September 2001, the management agreement was amended to provide for a monthly fee of 5% of gross revenues retroactive to April 1, 2001. We recognized management fees in connection with this agreement of $2.4 million, $2.7 million and $2.4 million for the years ended December 31, 2003, 2002 and 2001.

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1 1/2% administrative fee, were $142.4 million, $130.5 million and $116.0 million for the three years ended December 31, 2003, 2002 and 2001. As of December 31, 2003 and 2002, $28.3 million and $22.6 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

In 2001, in connection with the purchase and contribution of our systems primarily located in Illinois, we acquired, through affiliates of Comcast Cable, an above-market programming contract. The above-market portion of the contract was recorded as an adjustment to the purchase price of the Illinois systems of $36.5 million with a long-term programming liability recorded in other non-current liabilities. This contract, under litigation between affiliates of Comcast Cable and the programmer, was renegotiated during the third quarter of 2003 and indirectly resulted in more favorable programming rates for us. As such, we recorded an adjustment to programming expense of $3.1 million and recorded a gain on the extinguishment of the liability for $37.7 million, both of which have been recorded in our consolidated statements of operations during the year ended December 31, 2003.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Related Party Transactions (continued)

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows Insight Midwest to deliver local telephone service. Under the terms of the agreement, Insight Midwest leases certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $6.2 million, $2.2 million and $170,000 for the three years ended December 31, 2003, 2002 and 2001.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband, which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. The agreement has been extended beyond its scheduled December 31, 2003 expiration date and may be terminated by either party upon 30 days notice. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $18.5 million, $15.8 million and $12.4 million for the three years ended December 31, 2003, 2002 and 2001. As of December 31, 2003 and 2002, we had $9.3 million and $8.5 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of December 31, 2003 and 2002, we had $102,000 and $308,000 recorded as payables to this affiliate related to such services.

15. 401(k) Plan

We sponsor a savings and investment 401(k) Plan for the benefit of our employees. All employees who have completed six months of employment and have attained age 18 are eligible to participate in the plan. We make matching contributions equal to 100% of the employee’s contribution excluding any such contributions in excess of 5% of the employee’s wages. Effective April 1, 2001, 50% of our matching contribution to the plan is in the form of our common stock. For the years ended December 31, 2003, 2002 and 2001, we matched contributions of $3.3 million, $3.2 million and $2.3 million.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Commitments and Contingencies

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

Lease Agreements

We lease and sublease equipment and office space under various operating lease arrangements expiring through February 10, 2047. Future minimum rental payments required under such operating leases as of December 31, 2003 were (in thousands):

2004	$3,869
2005	3,166
2006	2,767
2007	2,151
2008	1,944
Thereafter	2,424

Total	$16,321

Rental expense on operating leases for the years ended December 31, 2003, 2002 and 2001 was $5.6 million, $5.7 million and $5.5 million.

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We have filed a motion for discretionary review of the appeals court’s ruling which is now pending before the Kentucky Supreme Court. In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Commitments and Contingencies (continued)

will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. The federal court has stayed any trial pending final resolution of the state court action. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and we are currently briefing the issues. The trial will remain stayed pending the Sixth Circuit’s action. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

17. At Home Corporation

High-speed Internet service charges were incurred through February 28, 2002 as a result of payments made to At Home Corporation (“@Home”), the former provider of high-speed Internet services for all of our systems, except in Ohio. On September 28, 2001, @Home filed for protection under Chapter 11 of the Bankruptcy Code. In order to continue providing service to existing customers and to resume the provisioning of service to new customers, we entered into an interim service arrangement that required that we pay $10.0 million to @Home to extend service through February 28, 2002.

As a result of this arrangement, we incurred approximately $2.8 million in excess of our original agreed-to cost for such services rendered during the year ended December 31, 2001 and approximately $4.1 million in excess of our original agreed-to cost for such services rendered from January 1, 2002 through February 28, 2002. Additionally, as of December 31, 2001, we recorded an allowance for bad debt of $1.0 million for a net receivable from @Home in connection with monies @Home collected from our high-speed Internet customers on our behalf prior to September 28, 2001. These additional costs are presented as high-speed Internet charges on our statement of operations.

As of March 1, 2002, we had transitioned all of our systems affected by this bankruptcy filing to our own regional network that resides on AT&T Corporation’s platform.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Quarterly Financial Data (Unaudited)

	Three months ended				Year ended December 31, 2003
2003	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Revenue	$215,045	$223,047	$228,395	$236,105	$902,592
Operating income	35,089	34,183	41,833	44,239	155,344
Net income (loss)	5,643	(6,713)	(8,288)	(4,833)	(14,191)
Net loss attributable to common stockholders	493	(11,916)	(8,288)	(4,833)	(24,544)
Basic and diluted loss per share attributable to common stockholders	.01	(.20)	(.14)	(.08)	(.41)

The 2003 quarterly financial data reflects the restatement adjustment as described in Note 3.

	Three months ended					Year ended December 31, 2002
2002	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Revenue	$192,745	$200,824	$206,046	$212,380		$811,995
Operating income	29,185	39,824	30,052	39,941		139,002
Net loss	(6,354)	(6,787)	(9,387)	(19,788	)*	(42,316)
Net loss attributable to common stockholders	(11,309)	(11,789)	(14,437)	(24,888	)*	(62,423)
Basic and diluted loss per share attributable to common stockholders	(.19)	(.19)	(.24)	(.42	)*	(1.04)

The 2002 quarterly financial data reflects the restatement adjustment as described in Note 3.

*	Includes impairment loss of $18.0 million and gain on extinguishment of debt of $3.6 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insight Communications Company, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT COMMUNICATIONS COMPANY, INC.

Date: February 25, 2004	By:	/s/ MICHAEL S. WILLNER
Michael S. Willner, Vice Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ SIDNEY R. KNAFEL	Chairman of the Board
Sidney R. Knafel		February 25, 2004

/s/ MICHAEL S. WILLNER	Vice Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2004
Michael S. Willner

/s/ DINNI JAIN	Executive Vice President, Chief Operating Officer and Director	February 25, 2004
Dinni Jain

/s/ JOHN ABBOT	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2004
John Abbot

/s/ DANIEL MANNINO	Senior Vice President and Controller (Principal Accounting Officer)	February 25, 2004
Daniel Mannino

/s/ THOMAS L. KEMPNER	Director	February 25, 2004
Thomas L. Kempner

/s/ JAMES S. MARCUS	Director	February 25, 2004
James S. Marcus

/s/ DANIEL S. O’CONNELL	Director	February 25, 2004
Daniel S. O’Connell