Form 10-Q
period 2004-03-31
INSIGHT COMMUNICATIONS CO INC
filed 2004-05-03
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2004
Class A Common Stock, $.01 Par Value	50,805,718
Class B Common Stock, $.01 Par Value	8,879,468

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2004	December 31, 2003
	unaudited
Assets
Cash and cash equivalents	$96,133	$60,172
Investments	4,039	4,078
Trade accounts receivable, net of allowance for doubtful accounts of $1,180 and $1,123 as of March 31, 2004 and December 31, 2003	17,733	29,313
Launch funds receivable	1,879	9,421
Prepaid expenses and other assets	16,341	17,446

Total current assets	136,125	120,430

Fixed assets, net	1,204,361	1,216,304
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $14,997 and $13,676 as of March 31, 2004 and December 31, 2003	31,967	33,288
Other non-current assets	8,448	5,244

Total assets	$3,815,290	$3,809,655

Liabilities and stockholders’ equity
Accounts payable	$25,295	$30,417
Accrued expenses and other liabilities	30,273	34,182
Accrued property taxes	22,870	22,954
Accrued programming costs	47,036	43,261
Deferred revenue	8,763	10,061
Interest payable	47,140	23,315
Debt – current portion	67,563	62,250

Total current liabilities	248,940	226,440

Deferred revenue	4,114	4,523
Debt	2,777,070	2,786,041
Other non-current liabilities	2,414	5,742

Minority interest	230,584	229,790

Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2004 and December 31, 2003	—	—
Common stock; $.01 par value:
Class A - 300,000,000 shares authorized; 50,805,718 and 50,685,317 shares issued and outstanding as of March 31, 2004 and December 31, 2003	509	507
Class B - 100,000,000 shares authorized; 8,879,468 shares issued and outstanding as of March 31, 2004 and December 31, 2003	88	88
Additional paid-in-capital	817,558	816,600
Accumulated deficit	(253,288)	(246,471)
Deferred stock compensation	(12,851)	(13,582)
Accumulated other comprehensive income (loss)	152	(23)

Total stockholders’ equity	552,168	557,119

Total liabilities and stockholders’ equity	$3,815,290	$3,809,655

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2004	2003
		restated
Revenue	$238,756	$215,045

Operating costs and expenses:
Programming and other operating costs	87,911	79,868
Selling, general and administrative	50,292	45,094
Depreciation and amortization	59,159	54,994

Total operating costs and expenses	197,362	179,956

Operating income	41,394	35,089

Other income (expense):
Gain on cable system exchange	—	26,992
Interest expense	(50,202)	(51,446)
Interest income	140	234
Other income (expense)	1,828	(5)

Total other expense, net	(48,234)	(24,225)

Income (loss) before minority interest and income taxes	(6,840)	10,864
Minority interest expense	(121)	(6,478)

Income (loss) before income taxes	(6,961)	4,386
Benefit for income taxes	144	1,257

Net income (loss)	(6,817)	5,643
Accrual of preferred interests	—	(5,150)

Net income (loss) applicable to common stockholders	$(6,817)	$493

Basic and diluted income (loss) per share attributable to common stockholders	$(.11)	$.01
Basic and diluted weighted-average shares outstanding	59,661	60,077

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2004	2003
		restated
Operating activities:
Net income (loss)	$(6,817)	$5,643
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,159	54,994
Non-cash consulting expense	15	—
Gain on interest rate swaps	(1,777)	—
Gain on cable systems exchange	—	(26,992)
Gain on sale of investments	(386)	—
Minority interest	121	6,478
Provision for losses on trade accounts receivable	3,750	2,399
Contribution of stock to 401(k) Plan	470	447
Amortization of note discount	8,459	8,069
Benefit for income taxes	(144)	(1,257)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	7,830	455
Launch fund receivable	7,542	3,677
Prepaid expenses and other assets	260	(4,880)
Accounts payable	(5,122)	(25,791)
Accrued expenses and other liabilities	21,774	39,964

Net cash provided by operating activities	95,134	63,206

Investing activities:
Purchase of fixed assets	(44,189)	(40,545)
Sale of fixed assets	381	—
Purchase of intangible assets	—	(621)
Purchase of investments	(404)	(137)
Sale of investments	602	—
Purchase of cable television systems, net	—	(26,475)

Net cash used in investing activities	(43,610)	(67,778)

Financing activities:
Distributions of preferred interests	—	(7,000)
Net borrowings (repayment) of credit facilities	(15,563)	27,750

Net cash provided by (used in) financing activities	(15,563)	20,750

Net increase in cash and cash equivalents	35,951	16,178
Cash and cash equivalents, beginning of period	60,172	74,850

Cash and cash equivalents, end of period	$96,133	$91,028

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of March 31, 2004. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems and also manage certain systems owned by an affiliate of Comcast Cable Holdings, LLC (“Comcast Cable”) (formerly known as AT&T Broadband, LLC), the owner of the remaining 50% interest in Insight Midwest.

Our other wholly owned subsidiary, Insight Interactive LLC, owns a 100% equity interest in SourceSuite, LLC.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Interactive LLC.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Responsibility for Interim Financial Statements

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other interim period.

3. Income (Loss) Per Share

Basic income (loss) per share is computed using the average shares outstanding during the period. Diluted loss per share is equal to basic loss per share as we generated a net loss for the three months ended March 31, 2004, thereby making the potential effects of dilutive securities anti-dilutive. Diluted income per share is equal to basic income per share as other securities, primarily stock options, had no dilutive effect. Securities that could potentially dilute basic earnings per share in the future include stock options and restricted stock units.

4. Restatement

During the fourth quarter of 2003, we determined that we had incorrectly accounted for the impact of minority interests related to our interest rate swap agreements which convert the interest on a portion of our variable rate senior credit facility to a fixed rate. In addition, we had not reduced our deferred tax asset and related valuation allowance related to such swaps through other comprehensive income for subsequent changes in our deferred tax position. We have therefore restated our financial statements for the first quarter of 2003. The restatement does not impact our revenue, operating income or income before income taxes. The following table summarizes the impact of the restatement on our consolidated statement of operations for the three months ended March 31, 2003:

	March 31, 2003
	As Reported	Restated
	(in thousands, except per share amounts)
Benefit (provision) for income taxes	$(125)	$1,257
Net income	4,261	5,643
Net income (loss) applicable to common stockholders	(889)	493
Basic and diluted income (loss) per share attributable to common stockholders	(.01)	.01

5. Recent Accounting Pronouncements

Pursuant to SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under the Plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Recent Accounting Pronouncements (continued)

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to each of the three month periods ended March 31, 2004 and 2003 (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
		restated
Net income (loss) attributable to common stockholders	$(6,817)	$493
Stock-based compensation as reported, net of tax	1,558	313
Stock-based compensation determined under fair value based method for all awards (SFAS No. 123), net of tax	(2,569)	(1,821)

Adjusted net loss attributable to common stockholders	$(7,828)	$(1,015)

Basic and diluted net income (loss) per share, as reported	$(.11)	$.01

Basic and diluted net loss per share, SFAS 123 adjusted	$(.13)	$(.02)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 that were previously classified as equity are now required to be classified as liabilities or, in some circumstances, assets.

As of July 1, 2003, we had $195.2 million of preferred interests recorded in our balance sheet as temporary equity. These preferred interests were fully accreted to their maturity value of $195.9 million as of August 15, 2003 and were subsequently converted to common interests in connection with our refinancing of the obligations of Insight Ohio. In connection with the adoption of SFAS No. 150, we recorded a $5.0 million accrual of preferred interests for the three months ended September 30, 2003, which have been included in interest expense in our consolidated statements of operations.

As of March 31, 2004 we had $231.0 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS No. 150 as it applies to minority interests related to limited life entities consolidated in parent company financial statements. Although this application was deferred, the disclosure requirements of SFAS No. 150 still apply and, therefore, companies are required to disclose the estimated settlement value of these non-controlling interests. If we were to adopt this aspect of the standard under its current provisions, it would be expected to have a material impact on our financial statements.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Recent Accounting Pronouncements (continued)

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

Depending on the nature of a dissolution of the partnership, Insight Midwest will be required to either distribute to Comcast Cable some of its cable systems and liabilities, to be determined in accordance with the partnership agreement, equal to 50% of the net market value of the partnership or, upon liquidation, an amount in cash equal to 50% of the net proceeds received. As of March 31, 2004, we estimated the settlement value of these minority interests to be between $945.6 million and $1.4 billion.

6. Investments

During the three months ended March 31, 2004 we sold 150,000 shares of Liberate common stock. We received net proceeds of $595,000 and recorded a gain on the sale of $381,000 that has been included in other income in our consolidated statements of operations. As of March 31, 2004, we had 441,000 shares available for sale with a carrying value of $1.4 million.

7. Fixed Assets

Fixed assets consisted of:

	March 31, 2004	December 31, 2003
	(in thousands)
Land, buildings and improvements	$40,677	$40,196
Cable system equipment	2,088,409	2,051,559
Furniture, fixtures and office equipment	17,730	17,862

	2,146,816	2,190,617
Less accumulated depreciation and amortization	(942,455)	(893,313)

Total fixed assets, net	$1,204,361	$1,216,304

We recorded depreciation expense of $56.6 million and $53.5 million for the three months ended March 31, 2004 and 2003.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt

	March 31, 2004	December 31, 2003
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,540,437	$1,556,000
Insight Midwest 9 3/4% Senior Notes	385,000	385,000
Insight Midwest 10 1/2% Senior Notes	630,000	630,000
Insight Inc. 12 1/4% Senior Discount Notes	360,000	360,000

	2,915,437	2,931,000
Net unamortized discount/premium on notes	(74,044)	(82,503)
Market value of interest rate swaps	3,240	(206)

Total debt	$2,844,633	$2,848,291

Insight Midwest Holdings $1.975 Billion Credit Facility

Insight Midwest Holdings, LLC is a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries and serves as borrower under a $1.975 billion credit facility. On March 28, 2002, we loaned $100.0 million to Insight Midwest, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On August 26, 2003 we amended the Insight Midwest Holdings Credit Facility in connection with our refinancing of all the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion which increased the total facility size to $1.975 billion from $1.750 billion. We recorded $2.2 million of deferred financing costs associated with this amendment that is being amortized over the remaining term of the credit facility.

On August 29, 2003, Insight Midwest Holdings distributed $22.0 million to Insight Midwest which, in turn, contributed this amount to Insight Ohio for the purpose of repaying the Insight Ohio Credit Facility. Simultaneously, Insight Ohio used these proceeds plus cash on hand to repay the then outstanding balance of the Insight Ohio Credit Facility of $22.5 million plus accrued interest.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt (continued)

Debt Principal Payments

As of March 31, 2004, principal payments required on our debt were as follows (in thousands):

2004	$46,687
2005	83,500
2006	83,500
2007	83,500
2008	104,750
Thereafter	2,513,500

Total	$2,915,437

9. Derivative Instruments

We enter into derivative instruments, typically interest-rate swap agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed rate interest payments in exchange for floating rate interest receipts, known as cash flow hedges, and floating rate interest payments in exchange for fixed rate interest receipts, known as fair value hedges, over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other liabilities or assets.

Gains and losses related to cash flow hedges that are determined to be effective hedges are recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to fair value hedges that are determined to be effective hedges are recorded in the consolidated statements of operations as an adjustment to the swap instrument and an offsetting adjustment to the carrying value of the underlying debt. Gains and losses related to interest rate swaps that are determined not to be effective hedges and do not qualify for hedge accounting are recorded in our consolidated statements of operations as other income or expense.

Cash Flow Hedges

As of March 31, 2004 and December 31, 2003, we had one interest rate swap agreement outstanding that effectively fixed interest rates at 5% on $150.0 million notional value of debt. This agreement expires in August 2004. We recorded $834,000 and $826,000 of accrued interest related to this agreement as of March 31, 2004 and December 31, 2003. As of March 31, 2004 and December 31, 2003, the estimated fair value (cost if terminated) of this interest rate swap agreement was approximately $(2.1) million and $(3.4) million.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments (continued)

Fair Value Hedges

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.8 million for the three months ended March 31, 2004, which is included in other income. As of March 31, 2004 and December 31, 2003, we recorded $770,000 and $275,000 of interest receivable related to these agreements. The fair market value (cost if terminated) of these agreements was $(337,000) and $(2.1) million as of March 31, 2004 and December 31, 2003.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of March 31, 2004 and December 31, 2003 was $3.2 million and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

10. Comprehensive Income (Loss)

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Comprehensive Income (Loss) (continued)

The following is a reconciliation of net income (loss) to comprehensive income (loss) (in thousands):

	Three months ended March 31,
	2004	2003
		restated
Net income (loss)	$(6,817)	$5,643
Unrealized gain on securities available-for-sale	158	584
Realized gain on securities available-for-sale	(386)	—
Unrealized gain on interest rate swaps, net of tax	403	3,370

Comprehensive income (loss)	$(6,642)	$9,597

11. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a two-year management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. The management agreement, which had been extended, was set to expire on June 30, 2003. On June 27, 2003, the management agreement was further extended with the provision that either party may terminate the agreement at any time on 30 days notice. As of March 31, 2004, these systems served approximately 89,000 customers in the state of Indiana. We recognized management fees in connection with this agreement of $590,000 and $658,000 for the three months ended March 31, 2004 and 2003.

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

This system exchange was accounted for on that date as a sale of the Griffin, Georgia system and a purchase of the New Albany, Indiana and Shelbyville, Kentucky systems. In connection with this system exchange, we recorded a gain of approximately $27.1 million equal to the difference between the fair value and carrying value of the Griffin, Georgia system as of the closing date. Of the $64.5 million purchase price of the New Albany, Indiana and Shelbyville, Kentucky systems $31.9 million was allocated to such cable television systems’ assets acquired in relation to their fair values and $32.6 million was allocated to franchise costs.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions (continued)

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1 1/2% administrative fee, were $36.7 million and $35.6 million for the three months ended March 31, 2004 and 2003. As of March 31, 2004 and December 31, 2003, $30.7 million and $28.3 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows Insight Midwest to deliver local telephone service. Under the terms of the agreement, Insight Midwest leases certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $2.1 million and $1.1 million for the three months ended March 31, 2004 and 2003.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. The agreement has been extended beyond its scheduled December 31, 2003 expiration date and may thereafter be terminated by either party upon 30 days notice. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $4.0 million and $3.9 million for the three months ended March 31, 2004 and 2003. As of March 31, 2004 and December 31, 2003, we had $6.6 million and $9.3 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of March 31, 2004 and December 31, 2003, we had $409,000 and $102,000 recorded as payables to this affiliate related to such services.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Commitments and Contingencies

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2003, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, changes in laws and regulations, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. We assume no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Results of Operations

Our revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from providing high-speed Internet services, from facilitating the delivery of telephone services, from commissions for products sold through home shopping networks, and as management fees for managing cable systems.

Some of the principal reasons for our net losses through March 31, 2004 include depreciation and amortization associated with our acquisitions and capital expenditures for the construction and upgrading of our systems, and interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

During the fourth quarter of 2003, we determined that we had incorrectly accounted for the impact of minority interests related to our interest rate swap agreements which convert the interest on a portion of our variable rate senior credit facility to a fixed rate. In addition, we had not reduced our deferred tax asset and related valuation allowance related to such swaps through other comprehensive income for subsequent changes in our deferred tax position. We have therefore restated our financial statements for the first quarter of 2003. The restatement does not impact our revenue, operating income or our income before income taxes.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended March 31,
	2004	2003 Restated
	(in thousands)
Revenue	$238,756	$215,045
Operating costs and expenses:
Programming and other operating costs	87,911	79,868
Selling, general and administrative	50,292	45,094
Depreciation and amortization	59,159	54,994

Total operating costs and expenses	197,362	179,956

Operating income	41,394	35,089
Operating cash flow	100,553	90,083
Interest expense	50,202	51,446
Minority interest expense	121	6,478
Net income (loss)	(6,817)	5,643
Net cash provided by operating activities	95,134	63,206
Net cash used in investing activities	43,610	67,778
Net cash provided by (used in) financing activities	(15,563)	20,750
Capital expenditures	44,189	40,545

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

Despite the limitations of operating cash flow, management believes that the presentation of this financial measure is relevant and useful for investors because it allows investors to evaluate our performance in a manner similar to the method used by management. In addition, operating cash flow is commonly used in the cable television industry to analyze and compare cable television companies on the basis of liquidity, operating performance and leverage, although our measure of operating cash flow may not be directly comparable to similar measures used by other companies. Operating cash flow should not be regarded as an alternative to, or more meaningful than, either operating income or net income as an indicator of operating performance or cash flows as a measure of liquidity, as well as other measures of financial performance reported in accordance with accounting principles generally accepted in the United States. The following is a reconciliation of operating income to operating cash flow:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Operating income	$41,394	$35,089
Adjustment:
Depreciation and amortization	59,159	54,994

Operating cash flow	$100,553	$90,083

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The $23.7 million or 11% increase in revenue was primarily a result of gains in our high-speed Internet and digital video revenues, which increased 43% and 24% over the prior year’s quarter, driven by an increased customer base. In addition, basic cable service revenue increased 6%, primarily due to basic rate increases in 2003.

Revenue by service offering were as follows for the three months ended March 31 (in thousands):

	2004 Revenue by Service Offering	% of Total Revenue	2003 Revenue by Service Offering	% of Total Revenue	% Change in Revenue
Basic	$139,005	58.2%	$130,851	60.9%	6.2%
Digital	23,721	9.9%	19,132	8.9%	24.0%
High-speed Internet	28,940	12.1%	20,262	9.4%	42.8%
Premium / analog pay-per-view	14,906	6.3%	14,704	6.8%	1.4%
Telephone	3,758	1.6%	2,568	1.2%	46.3%
Advertising	13,987	5.9%	12,535	5.8%	11.6%
Franchise fees	7,008	2.9%	6,702	3.1%	4.6%
Other	7,431	3.1%	8,291	3.9%	(10.4)%

Total	$238,756	100.0%	$215,045	100.0%	11.0%

Revenue Generating Units (“RGUs”) as of March 31, 2004, which represent the sum of basic, digital, high-speed Internet, and telephone customers, increased approximately 9% as compared to March 31, 2003. RGUs by type were as follows as of March 31 (in thousands):

	2004	2003
Basic	1,297.9	1,308.7
Digital	418.4	355.4
High-speed Internet	258.0	168.3
Telephone	60.1	37.7

Total RGU’s	2,034.4	1,870.1

Average monthly revenue per basic customer, including management fee revenue and SourceSuite revenue, was $61.42 for the three months ended March 31, 2004, compared to $55.34 for the three months ended March 31, 2003 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets.

Programming and other operating costs increased $8.0 million or 10%. Programming costs increased primarily as a result of increased programming rates. Other operating costs increased primarily due to increased high-speed Internet service provider costs driven by the net addition of approximately 89,700 high-speed Internet customers since March 31, 2003. In addition, other operating costs increased as a result of technical salaries and related benefits for new and existing employees, an increased volume of modems sold and other labor costs, which increased due to the continued transition from upgrade activities to maintenance activities.

Selling, general and administrative expenses increased $5.2 million or 12%, primarily because of payroll and related costs due to annual salary increases for existing and new employees and increases in health insurance costs. Marketing expenses increased to support the continued roll-out of high-speed Internet and digital products and also to maintain our core video customer base. Professional fees also increased due to the one-time write-off of shelf registration fees we no longer anticipate will be utilized. In addition, due to the net impact of the swap of our Griffin, Georgia system, effective February 28, 2003, for the then managed Shelbyville, Kentucky and New Albany, Indiana systems, we incurred incremental selling, general and administrative costs and are no longer receiving reimbursements from Comcast for these costs. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Depreciation and amortization expense increased $4.2 million or 8% primarily as a result of additional capital expenditures through March 31, 2004 to support the continued rebuild of our Illinois systems, extend our plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas.

Operating cash flow increased $10.5 million or 12% primarily due to increased basic, digital and high-speed Internet revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat quarter over quarter. The decrease of $1.2 million or 2% is primarily due to lower interest rates, which averaged 7.05% for the three months ended March 31, 2004, as compared to 7.79% for the three months ended March 31, 2003 and partially offset by higher outstanding debt, which averaged $2.85 billion for the three months ended March 31, 2004, as compared to $2.60 billion for the three months ended March 31, 2003.

Minority interest, equal to 50% of Insight Midwest’s net income or loss attributable to common interests, decreased $6.4 million or 98% as a direct result of the decrease in net income recorded by Insight Midwest quarter over quarter. This decrease is primarily due to the gain recorded by Insight Midwest on the swap of the Griffin, Georgia system during the three months ended March 31, 2003.

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

Cash provided by operations for the three months ended March 31, 2004 and 2003 was $95.1 million and $63.2 million. The increase was primarily attributable to the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the three months ended March 31, 2004 and 2003 was $43.6 million and $67.8 million. The decrease was attributable to the swap of our Griffin, Georgia system for the New Albany, Indiana and Shelbyville, Kentucky systems in the first quarter of 2003.

Cash provided by (used in) financing activities for the three months ended March 31, 2004 and 2003 was $(15.6) million and $20.8 million. During the three months ended March 31, 2004, we commenced debt amortization payments related to the A and B Term Loan portions of our credit facility, which totaled $15.6 million. In addition, we did not need to borrow under our credit facility due to increased cash flows from operations. During the three months ended March 31, 2003, we borrowed $27.8 million under our credit facilities to support our operations and capital spending. Partially offsetting these borrowings were preferred interest distribution payments which ceased with the refinancing of debt of Insight Ohio, discussed below, during the third quarter of 2003.

For the three months ended March 31, 2004 and 2003, we spent $44.2 million and $40.5 million largely in success-based capital, including capital for interactive digital and high-speed Internet growth as well as the continued buildout of our distribution systems.

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

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us and may be restricted by the terms of their indebtedness from doing so. Because of such restrictions, our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries.

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon $350.4 million of unused availability under the Insight Midwest Holdings credit facility as of March 31, 2004 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of March 31, 2004, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2004	$46,687	$2,903	$49,590
2005	83,500	3,218	86,718
2006	83,500	2,823	86,323
2007	83,500	2,157	85,657
2008	104,750	1,925	106,675
Thereafter	2,513,500	2,409	2,515,909

Total cash obligations	$2,915,437	$15,435	$2,930,872

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps. The counter-parties to our swap agreements are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

As of March 31, 2004, we had entered into $150.0 million notional amount of floating to fixed rate interest rate swaps that approximated 10% of our borrowings under our credit facility, which expire in August 2004. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense, for the unhedged portion of our credit facility, by approximately $13.9 million.

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.4%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.8 million for the three months ended March 31, 2004, which is included in other income. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of March 31, 2004 and December 31, 2003 was $3.2 million and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9 3/4% and 10 1/2% senior notes and 12 1/4% senior discount notes was $1.4 billion and $1.3 billion as of March 31, 2004. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2004, the estimated fair value of our interest rate swap agreements was approximately $826,000 and is reflected in our financial statements as either other non-current assets or liabilities. Changes in the fair value of our swaps are either recognized in income or in stockholders’ equity as a component of other comprehensive income (loss) depending upon the type of swap and whether it qualifies for hedge accounting.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to Notes to Consolidated Financial Statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended March 31, 2004, we issued 45,401 shares of Class A common stock in connection with our matching contributions to our 401(k) plan, we issued 75,000 shares of restricted Class A common stock in connection with an employment agreement and granted stock options to certain of our employees, directors and external consultants to purchase an aggregate of 346,708 shares of Class A common stock. The issuances of common stock and grants of stock options were not registered under the Securities Act of 1933 because such issuances and grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Communications Company, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Communications Company, Inc.

32	Section 1350 Certifications

(b) Reports on Form 8-K:

We furnished to the Securities and Exchange Commission the following report on Form 8-K during the three months ended March 31, 2004:

•	On February 26, 2004, relating to and attaching our press release announcing our financial results for the quarter and year ended December 31, 2003 (Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2004	INSIGHT COMMUNICATIONS COMPANY, INC.

/s/ John Abbot
John Abbot
Senior Vice President and Chief Financial Officer
May 3, 2004
(Principal Financial Officer)