Form 10-Q
period 2004-06-30
INSIGHT COMMUNICATIONS CO INC
filed 2004-08-02
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2004
Class A Common Stock, $.01 Par Value	50,845,465
Class B Common Stock, $.01 Par Value	8,879,468

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

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2004	December 31, 2003
	unaudited
Assets
Cash and cash equivalents	$66,406	$60,172
Investments	4,164	4,078
Trade accounts receivable, net of allowance for doubtful accounts of $1,242 and $1,123 as of June 30, 2004 and December 31, 2003	23,938	29,313
Launch funds receivable	4,729	9,421
Prepaid expenses and other assets	14,193	17,446

Total current assets	113,430	120,430

Fixed assets, net	1,184,738	1,216,304
Goodwill	72,430	72,430
Franchise costs, net of accumulated amortization of $359,229 and $359,229 as of June 30, 2004 and December 31, 2003	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $16,256 and $13,676 as of June 30, 2004 and December 31, 2003	30,528	33,288
Other non-current assets	5,135	5,244

Total assets	$3,768,220	$3,809,655

Liabilities and stockholders’ equity
Accounts payable	$20,527	$30,417
Accrued expenses and other liabilities	34,085	34,182
Accrued property taxes	25,757	22,954
Accrued programming costs	48,218	43,261
Deferred revenue	11,803	10,061
Interest payable	23,065	23,315
Debt – current portion	72,875	62,250

Total current liabilities	236,330	226,440

Deferred revenue	3,670	4,523
Debt	2,744,785	2,786,041
Other non-current liabilities	6,718	5,742

Minority interest	230,472	229,790

Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock; $.01 par value:
Class A - 300,000,000 shares authorized; 50,845,465 and 50,685,317 shares issued and outstanding as of June 30, 2004 and December 31, 2003	509	507
Class B - 100,000,000 shares authorized; 8,879,468 shares issued and outstanding as of June 30, 2004 and December 31, 2003	88	88
Additional paid-in-capital	817,090	816,600
Accumulated deficit	(260,815)	(246,471)
Deferred stock compensation	(10,958)	(13,582)
Accumulated other comprehensive income (loss)	331	(23)

Total stockholders’ equity	546,245	557,119

Total liabilities and stockholders’ equity	$3,768,220	$3,809,655

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		restated		restated
Revenue	$250,638	$223,047	$489,394	$438,092

Operating costs and expenses:
Programming and other operating costs	88,844	81,638	176,755	161,506
Selling, general and administrative	54,837	46,951	105,129	92,045
Depreciation and amortization	60,862	60,275	120,021	115,269

Total operating costs and expenses	204,543	188,864	401,905	368,820

Operating income	46,095	34,183	87,489	69,272

Other income (expense):
Gain on cable system exchange	—	—	—	26,992
Interest expense	(50,735)	(50,570)	(100,937)	(102,016)
Interest income	109	248	249	482
Other income (expense)	(4,004)	1,820	(2,176)	1,815

Total other expense, net	(54,630)	(48,502)	(102,864)	(72,727)

Loss before minority interest, impairment of investments and income taxes	(8,535)	(14,319)	(15,375)	(3,455)
Minority interest income	841	8,492	720	2,014
Impairment write-down of investments	—	(1,500)	—	(1,500)

Loss before income taxes	(7,694)	(7,327)	(14,655)	(2,941)
Benefit for income taxes	167	614	311	1,871

Net loss	(7,527)	(6,713)	(14,344)	(1,070)
Accrual of preferred interests	—	(5,203)	—	(10,353)

Net loss applicable to common stockholders	$(7,527)	$(11,916)	$(14,344)	$(11,423)

Basic and diluted loss per share attributable to common stockholders	$(.13)	$(.20)	$(.24)	$(.19)
Basic and diluted weighted-average shares outstanding	59,714	60,125	59,688	60,103

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2004	2003
		restated
Operating activities:
Net loss	$(14,344)	$(1,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120,021	115,269
Impairment of investments	—	1,500
Non-cash consulting expense	30	—
Loss on interest rate swaps	1,235	—
Loss on repurchase of senior discount notes	127	—
Gain on cable systems exchange	—	(26,992)
Gain on sale of investments	(386)	—
Minority interest	(720)	(2,014)
Provision for losses on trade accounts receivable	8,070	5,106
Contribution of stock to 401(k) Plan	869	856
Amortization of note discount	17,175	16,230
Benefit for income taxes	(311)	(1,871)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(2,695)	(8,091)
Launch fund receivable	4,692	3,882
Prepaid expenses and other assets	2,462	(261)
Accounts payable	(9,890)	(33,515)
Accrued expenses and other liabilities	8,051	35,455

Net cash provided by operating activities	134,386	104,484

Investing activities:
Purchase of fixed assets	(83,587)	(84,111)
Sale of fixed assets	892	—
Purchase of intangible assets	—	(788)
Purchase of investments	(790)	(634)
Sale of investments	602	—
Purchase of cable television systems, net	—	(26,475)

Net cash used in investing activities	(82,883)	(112,008)

Financing activities:
Distributions of preferred interests	—	(7,000)
Net borrowings (repayment) of credit facilities	(37,125)	44,500
Repurchase of senior discount notes	(8,134)	—
Debt issuance costs	(10)	—
Proceeds from exercise of stock options	—	91

Net cash provided by (used in) financing activities	(45,269)	37,591

Net increase in cash and cash equivalents	6,234	30,067
Cash and cash equivalents, beginning of period	60,172	74,850

Cash and cash equivalents, end of period	$66,406	$104,917

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.3 million homes and served approximately 1.3 million customers as of June 30, 2004. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003. Our other wholly owned subsidiary, Interactive Cable Services, LLC, owns a 100% equity interest in Insight Interactive, LLC.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems and, through July 31, 2004, managed certain systems owned by an affiliate of Comcast Cable Holdings, LLC (“Comcast Cable”) (formerly known as AT&T Broadband, LLC), the owner of the remaining 50% interest in Insight Midwest.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Cable Services, LLC. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other interim period.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Stock-Based Compensation

Pursuant to SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under our stock option plan since all such options were granted at exercise prices equal to the fair market value on the date of grant.

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to each of the three and six month periods ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		restated		restated
Net loss attributable to common stockholders	$(7,527)	$(11,916)	$(14,344)	$(11,423)
Stock-based compensation as reported, net of tax	1,025	312	2,245	625
Stock-based compensation determined under fair value based method for all awards (SFAS No. 123), net of tax	(2,126)	(1,835)	(4,357)	(3,656)

Adjusted net loss attributable to common stockholders	$(8,628)	$(13,439)	$(16,456)	$(14,454)

Basic and diluted net loss per share, as reported	$(.13)	$(.20)	$(.24)	$(.19)

Basic and diluted net loss per share, SFAS 123 adjusted	$(.14)	$(.22)	$(.28)	$(.24)

On November 7, 2003, we commenced an offer to exchange certain outstanding stock options granted under our 1999 Equity Incentive Plan. The number of options eligible for exchange under this program was 2,852,932. Based on the election of eligible employees, we canceled 2,802,314 options on December 9, 2003 and granted 1,612,424 replacement options on June 14, 2004 with an exercise price of $9.12, the closing price on the date of grant.

4. Loss Per Share

Basic loss per share is computed using the average shares outstanding during the period. Diluted loss per share is equal to basic loss per share as we generated net losses for the three and six months ended June 30, 2004 and 2003, thereby making the potential effects of dilutive securities anti-dilutive. Securities that could potentially dilute basic earnings per share in the future include stock options and restricted stock units.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Restatement

As previously disclosed in our Form 10-K for the year ended December 31, 2003, during the fourth quarter of 2003, we determined that we had incorrectly accounted for the impact of minority interests related to our interest rate swap agreements which convert the interest on a portion of our variable rate senior credit facility to a fixed rate. In addition, we had not reduced our deferred tax asset and related valuation allowance related to such swaps through other comprehensive income for subsequent changes in our deferred tax position. We have therefore restated our financial statements for the three and six months ended June 30, 2003. The restatement does not impact our revenue, operating income or loss before income taxes. The following table summarizes the impact of the restatement on our consolidated statement of operations for the periods presented below:

	Three months ended June 30, 2003		Six months ended June 30, 2003
	As Reported	Restated	As Reported	Restated
	(in thousands, except per share amounts)
Benefit (provision) for income taxes	$(125)	$614	$(250)	$1,871
Net loss	(7,452)	(6,713)	(3,191)	(1,070)
Net loss applicable to common stockholders	(12,655)	(11,916)	(13,544)	(11,423)
Basic and diluted loss per share attributable to common stockholders	(.21)	(.20)	(.23)	(.19)

6. Investments

During January and February 2004, we sold a total of 150,000 shares of Liberate common stock. We received net proceeds of $595,000 and recorded a net gain on the sale of $381,000 that has been included in other income in our consolidated statements of operations for the six months ended June 30, 2004. As of June 30, 2004, we had 441,000 shares available for sale with a fair value of $1.1 million.

7. Fixed Assets

	June 30, 2004	December 31, 2003
	(in thousands)
Land, buildings and improvements	$41,785	$40,196
Cable system equipment	2,125,781	2,051,559
Furniture, fixtures and office equipment	18,279	17,862

	2,185,845	2,109,617
Less accumulated depreciation and amortization	(1,001,107)	(893,313)

Total fixed assets, net	$1,184,738	$1,216,304

We recorded depreciation expense of $58.5 million and $115.1 million for the three and six months ended June 30, 2004 and $58.8 million and $112.4 million for the three and six months ended June 30, 2003.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt

	June 30, 2004	December 31, 2003
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,518,875	$1,556,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000
Insight Inc. 12¼% Senior Discount Notes	350,000	360,000

	2,883,875	2,931,000
Net unamortized discount/premium on notes	(63,462)	(82,503)
Market value of interest rate swaps	(2,753)	(206)

Total debt	$2,817,660	$2,848,291

Insight Midwest Holdings $1.975 Billion Credit Facility

Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries and serves as borrower under a $1.975 billion credit facility. On March 28, 2002, we loaned $100.0 million to Insight Midwest, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

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

Senior Notes and Senior Discount Notes

In June 2004, we repurchased $10.0 million face amount of the 12¼% Senior Discount Notes at the then accreted value of $8.1 million for $8.9 million, resulting in a loss of $843,000, which includes the write-off of unamortized deferred financing costs of $127,000.

In July 2004, Insight Midwest completed an exchange offer pursuant to which the $130.0 million 10½% Senior Notes issued in December 2003 were exchanged for substantially identical notes registered under the Securities Act of 1933.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt (continued)

Debt Principal Payments

As of June 30, 2004, principal payments required on our debt were as follows (in thousands):

2004	$31,125
2005	83,500
2006	83,500
2007	83,500
2008	104,750
Thereafter	2,497,500

Total	$2,883,875

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

Cash Flow Hedges

As of June 30, 2004 and December 31, 2003, we had one interest rate swap agreement outstanding that effectively fixed interest rates at 5% on $150.0 million notional value of debt. This agreement expires in August 2004. We recorded $823,000 and $826,000 of accrued interest related to this agreement as of June 30, 2004 and December 31, 2003. As of June 30, 2004 and December 31, 2003, the estimated fair value (cost if terminated) of this interest rate swap agreement was approximately $(615,000) and $(3.4) million.

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments (continued)

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $3.0 million and $1.2 million for the three and six months ended June 30, 2004, which is included in other income (expense). As of June 30, 2004 and December 31, 2003, we recorded $7,000 and $275,000 of interest receivable related to these agreements. The fair market value (cost if terminated) of these agreements was $(3.3) million and $(2.1) million as of June 30, 2004 and December 31, 2003.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of June 30, 2004 and December 31, 2003 was $(2.8) million and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		restated		restated
Net loss	$(7,527)	$(6,713)	$(14,344)	$(1,070)
Unrealized gain (loss) on securities available-for-sale	(260)	1,803	(102)	5,173
Realized gain on securities available-for-sale	—	—	(386)	—
Unrealized gain on interest rate swaps, net of tax	439	789	842	1,373

Comprehensive income (loss)	$(7,348)	$(4,121)	$(13,990)	$5,476

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Minority and Preferred Interests

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

As of July 1, 2003, we had $195.2 million of preferred interests recorded in our balance sheet as temporary equity. These preferred interests were fully accreted to their maturity value of $195.9 million as of August 15, 2003 and were subsequently converted to common interests in connection with our refinancing of the obligations of Insight Ohio. In connection with the adoption of SFAS No. 150, we recorded a $5.0 million accrual of preferred interests during the three months ended September 30, 2003, which have been included in interest expense in our third quarter 2003 consolidated statements of operations.

As of June 30, 2004 we had $230.5 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS No. 150 as it applies to minority interests related to limited life entities consolidated in parent company financial statements. Although this application was deferred, the disclosure requirements of SFAS No. 150 still apply and, therefore, companies are required to disclose the estimated settlement value of these non-controlling interests.

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

Depending on the nature of a dissolution of the partnership, Insight Midwest will be required to either distribute to Comcast Cable some of its cable systems and liabilities, to be determined in accordance with the partnership agreement, equal to 50% of the net market value of the partnership or, upon liquidation, an amount in cash equal to 50% of the net proceeds received. As of June 30, 2004, we estimated the settlement value of these minority interests to be between $$0.8 billion and $1.4 billion.

12. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. As of June 30, 2004, these systems served approximately 89,400 customers in the state of Indiana. We recognized management fees in connection with this agreement of $603,000 and $1.2 million for the three and six months ended June 30, 2004 and $576,000 and $1.2 million for the three and six months ended June 30, 2003. Effective July 31, 2004, the management agreement was terminated by mutual agreement.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions (continued)

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

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $36.7 million and $73.5 million for the three and six months ended June 30, 2004 and $35.3 million and $70.8 million for the three and six months ended June 30, 2003. As of June 30, 2004 and December 31, 2003, $32.1 million and $28.3 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows Insight Midwest to deliver to its residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, Insight Midwest leases certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $2.2 million and $4.3 million for the three and six months ended June 30, 2004 and $1.4 million and $2.6 million for the three and six months ended June 30, 2003. In addition, under the current agreement, Insight Midwest provides certain services and support for which it receives additional payments related to installations, marketing and billing support. Fee revenue earned in connection with installations is deferred and amortized over the expected term a telephone customer maintains their telephone service, currently estimated to be three years. Marketing and billing support revenue is recognized in the period such services are performed.

On July 2, 2004, we entered into an agreement with Comcast Cable to acquire the telephone business of Comcast Cable relating to the markets served under our agreement. The transfer of ownership and operational control of Comcast Cable’s telephone business to us will take place after a transition period and is subject to customary closing conditions, including regulatory approvals. The closing is expected to occur during the first half of 2005.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions (continued)

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. We, through our Kentucky Systems, earned advertising revenues through this affiliate of $5.1 million and $9.1 million for the three and six months ended June 30, 2004 and $5.2 million and $9.1 million for the three and six months ended June 30, 2003. As of June 30, 2004 and December 31, 2003, we had $6.9 million and $9.3 million as a receivable due from this affiliate included in other current assets. We pay this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of June 30, 2004 and December 31, 2003, we had $58,000 and $102,000 recorded as payables to this affiliate related to such services. In accordance with the terms of the agreement, we have notified Comcast Cable that the agreement will terminate effective August 31, 2004.

13. Commitments and Contingencies

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

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We filed a motion for discretionary review of the appeals court’s ruling which was denied by the Kentucky Supreme Court. In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. In August 2003,

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and we have briefed the issues. The trial will remain stayed pending the Sixth Circuit’s action. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “guidance” and “continue” or similar words. You should read statements that contain these words carefully because they:

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

Recent Developments

Acquisition of Telephone Business

On July 2, 2004, we entered into an agreement with Comcast Cable to acquire its telephone business as it relates to the markets served under our existing telephone joint operating agreement. Under our current agreement, Insight Midwest leases certain capacity on our local network to Comcast Cable for which it receives a fee and Insight Midwest provides certain services and support for which it receives additional payments related to installations, marketing and billing. By acquiring ownership of the telephone business from Comcast Cable, we will gain operational and strategic control over the business. Comcast Cable has agreed to pay us, upon the closing of the transaction, an amount equal to $20.0 million less the cumulative negative free cash flow incurred by Comcast Cable in operating this telephone business between June 1, 2004 and the closing. Additionally, as part of the agreement, Comcast Cable will provide to us certain fixed assets related to the telephone business. The transfer of ownership and operational control of Comcast Cable’s telephone business to us will take place after a transition period and is subject to customary closing conditions, including regulatory approvals. The closing is expected to occur during the first half of 2005. At this time, we are unable to predict, with certainty, the actual closing date or the amount of cumulative negative free cash flow that will be incurred by Comcast Cable prior to the closing.

Termination of Managed Systems Arrangement

On March 17, 2000, we entered into a management agreement with an affiliate of Comcast to provide management services to cable television systems owned by Comcast. As of June 30, 2004 these systems served approximately 89,400 customers in the state of Indiana for which we received a fee equal to 5% of the gross revenues of the systems as well as reimbursement of expenses. Effective July 31, 2004, the management agreement was terminated by mutual agreement.

Termination of Kentucky Advertising Sales Arrangement

In October 1999, we entered into an agreement with an affiliate of Comcast Cable whereby the Comcast Cable affiliate performs all of our Kentucky advertising sales and related administrative services. In accordance with the terms of the agreement, we have notified Comcast Cable that the agreement will terminate effective August 31, 2004. We believe that the assumption of the advertising sales responsibilities in Kentucky offers us the opportunity to continue to grow this business and align the Kentucky operating strategy with our other markets.

For additional information regarding the termination of each of these related party arrangements, see Note 12 to Notes to Consolidated Financial Statements.

Results of Operations

Our revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices, installations and from selling advertising. In addition, we earn revenues from providing high-speed Internet services, from facilitating the delivery of telephone services, from commissions for products sold through home shopping networks, and, through July 31, 2004, as management fees for managing cable systems.

Some of the principal reasons for our net losses through June 30, 2004 include depreciation and amortization associated with our acquisitions and capital expenditures for the construction and upgrading of our systems, and interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

As previously disclosed in our Form 10-K for the year ended December 31, 2003, during the fourth quarter of 2003, we determined that we had incorrectly accounted for the impact of minority interests related to our interest rate swap agreements which convert the interest on a portion of our variable rate senior credit facility to a fixed rate. In addition, we had not reduced our deferred tax asset and related valuation allowance related to such swaps through other comprehensive income for subsequent changes in our deferred tax position. We have therefore restated our financial statements for the three and six months ended June 30, 2003. The restatement does not impact our revenue, operating income or our loss before income taxes.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003 Restated	2004	2003 Restated
	(in thousands)
Revenue	$250,638	$223,047	$489,394	$438,092
Operating costs and expenses:
Programming and other operating costs	88,844	81,638	176,755	161,506
Selling, general and administrative	54,837	46,951	105,129	92,045
Depreciation and amortization	60,862	60,275	120,021	115,269

Total operating costs and expenses	204,543	188,864	401,905	368,820

Operating income	46,095	34,183	87,489	69,272
Operating cash flow	106,957	94,458	207,510	184,541
Interest expense	50,735	50,570	100,937	102,016
Minority interest income	841	8,492	720	2,014
Net loss	(7,527)	(6,713)	(14,344)	(1,070)
Net cash provided by operating activities	39,252	41,278	134,386	104,484
Net cash used in investing activities	39,273	44,230	82,883	112,008
Net cash provided by (used in) financing activities	(29,706)	16,841	(45,269)	37,591
Capital expenditures	39,398	43,566	83,587	84,111

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Operating income	$46,095	$34,183	$87,489	$69,272
Adjustment:
Depreciation and amortization	60,862	60,275	120,021	115,269

Operating cash flow	$106,957	$94,458	$207,510	$184,541

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The $27.6 million or 12% increase in revenue was primarily a result of increases in basic cable service revenue of 9% due to basic rate increases and gains in our high-speed Internet and digital video revenues, which increased 39% and 23% over the prior year’s quarter, driven by an increased customer base.

Revenue by service offering was as follows (in thousands):

	Revenue by Service Offering
	Three Months Ended June 30, 2004	% of Total Revenue	Three Months Ended June 30, 2003	% of Total Revenue	% Change in Revenue
Basic	$145,446	58.0%	$133,625	59.9%	8.8%
Digital	24,679	9.9%	20,049	9.0%	23.1%
High-speed Internet	31,095	12.4%	22,352	10.0%	39.1%
Premium / analog pay-per-view	14,612	5.8%	14,387	6.5%	1.6%
Telephone	3,802	1.5%	2,796	1.2%	36.0%
Advertising	16,883	6.8%	15,179	6.8%	11.2%
Franchise fees	7,264	2.9%	6,812	3.1%	6.6%
Other	6,857	2.7%	7,847	3.5%	(12.6)%

Total	$250,638	100.0%	$223,047	100.0%	12.4%

Revenue Generating Units (“RGUs”) as of June 30, 2004, which represent the sum of basic, digital, high-speed Internet, and telephone customers, increased approximately 8% as compared to June 30, 2003. RGUs by type were as follows (in thousands):

	June 30, 2004	June 30, 2003
Basic	1,282.4	1,295.7
Digital	418.2	360.2
High-speed Internet	273.9	179.5
Telephone	61.6	42.1

Total RGUs	2,036.1	1,877.5

Average monthly revenue per basic customer was $64.76 for the three months ended June 30, 2004, compared to $57.10 for the three months ended June 30, 2003 primarily reflecting basic rate increases and the continued growth of our high-speed Internet and digital product offerings in all markets.

Programming and other operating costs increased $7.2 million or 9%. Programming costs increased primarily as a result of increased programming rates. Additionally, programming costs increased as a result of increased video-on-demand and pay-per-view purchases quarter over quarter. Other operating costs increased primarily due to increased high-speed Internet service provider costs driven by the net addition of approximately 94,400 high-speed Internet customers since June 30, 2003. In addition, other operating costs increased as a result of an increased volume of modems sold.

Selling, general and administrative expenses increased $7.9 million or 17%, primarily because of payroll and related costs due to the addition of new employees, annual salary increases for existing employees and increases in health insurance costs. Marketing expenses increased to support the continued roll-out of high-speed Internet and digital products and also to maintain our core video customer base. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Depreciation and amortization expense increased $587,000 or 1% primarily as a result of additional capital expenditures through June 30, 2004. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2003.

Operating cash flow increased $12.5 million or 13% primarily due to increased basic, digital and high-speed Internet revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat quarter over quarter. The increase of $165,000 is primarily due to an increase in debt outstanding, which averaged $2.83 billion for the three months ended June 30, 2004 as compared to $2.63 billion for the three months ended June 30, 2003, and was partially offset by lower interest rates, which averaged 7.2% for the three months ended June 30, 2004 as compared to 7.7% for the three months ended June 30, 2003. As of June 30, 2003, we had $2.84 billion of debt and preferred interests outstanding.

Minority interest, equal to 50% of Insight Midwest’s net income or loss attributable to common interests, decreased $7.7 million or 90% as a direct result of the decrease in net loss recorded by Insight Midwest quarter over quarter. This decrease is primarily due to Midwest’s increased operating income, the absence of preferred interests and is offset by increases in other expense for the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The $51.3 million or 12% increase in revenue was primarily a result of gains in our high-speed Internet and digital video revenues, which increased 41% and 24% over the prior year’s quarter, driven by an increased customer base. In addition, basic cable service revenue increased 8%, primarily due to basic rate increases.

Revenue by service offering was as follows (in thousands):

	Revenue by Service Offering
	Six Months Ended June 30, 2004	% of Total Revenue	Six Months Ended June 30, 2004	% of Total Revenue	% Change in Revenue
Basic	$284,451	58.1%	$264,476	60.4%	7.6%
Digital	48,400	9.9%	39,181	9.0%	23.5%
High-speed Internet	60,035	12.3%	42,613	9.7%	40.9%
Premium / analog pay-per-view	29,518	6.0%	29,091	6.6%	1.5%
Telephone	7,560	1.6%	5,364	1.2%	40.9%
Advertising	30,870	6.3%	27,714	6.3%	11.4%
Franchise fees	14,272	2.9%	13,514	3.1%	5.6%
Other	14,288	2.9%	16,139	3.7%	(11.5)%

Total	$489,394	100.0%	$438,092	100.0%	11.7%

Average monthly revenue per basic customer was $63.17 for the six months ended June 30, 2004, compared to $56.22 for the six months ended June 30, 2003 primarily reflecting basic rate increases and the continued growth of our high-speed Internet and digital product offerings in all markets.

Programming and other operating costs increased $15.2 million or 9%. Programming costs increased primarily as a result of increased programming rates. Additionally, programming costs increased as a result of increased video-on-demand purchases period over period. Other operating costs increased primarily due to increased high-speed Internet service provider costs driven by the net addition of approximately 94,400 high-speed Internet customers since June 30, 2003. In addition, other operating costs increased as a result of technical salaries and related benefits for new and existing employees and an increased volume of modems sold.

Selling, general and administrative expenses increased $13.1 million or 14%, primarily because of payroll and related costs due to the addition of new employees, annual salary increases for existing employees and increases in health insurance costs. Marketing expenses increased to support the continued roll-out of high-speed Internet and digital products and also to maintain our core video customer base. Professional fees also increased due to the one-time write-off of shelf registration fees we no longer anticipate will be utilized and due to additional costs incurred in connection with additional Sarbanes-Oxley compliance measures relating to internal controls. In addition, due to the net impact of the swap of our Griffin, Georgia system, effective February 28, 2003, for the then managed Shelbyville, Kentucky and New Albany, Indiana systems, we incurred incremental selling, general and administrative costs and are no longer receiving reimbursements from Comcast for these costs. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Depreciation and amortization expense increased $4.8 million or 4% primarily as a result of additional capital expenditures through June 30, 2004. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2003.

Operating cash flow increased $23.0 million or 12% primarily due to increased basic, digital and high-speed Internet revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense remained relatively flat period over period. The decrease of $1.1 million or 1% is primarily due to lower interest rates, which averaged 7.1% for the six months ended June 30, 2004 as compared to 7.8% for the six months ended June 30, 2003, and was partially offset by an increase in debt outstanding, which averaged $2.84 billion for the six months ended June 30, 2004 as compared to $2.61 billion for the six months ended June 30, 2003.

Minority interest, equal to 50% of Insight Midwest’s net income or loss attributable to common interests, decreased $1.3 million or 64% as a direct result of the decrease in net loss recorded by Insight Midwest period over period. This decrease is primarily due to Midwest’s increased operating income, lower interest expense and the absence of preferred interests for the six months ended June 30, 2004 and was partially offset by the gain recorded by Insight Midwest on the swap of the Griffin, Georgia system during the six months ended June 30, 2003.

Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks. Capital expenditures have primarily been made to expand our service offerings to include digital video, high-speed Internet and telephone services. These services require certain upgrades to our cable infrastructure and typically include upgrades at our headends and throughout our distribution network. Additionally, these new services require us to purchase additional types customer premise equipment, including digital converters, cable modems and network interface units. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the six months ended June 30, 2004 and 2003 was $134.4 million and $104.5 million. The increase was primarily attributable to increased operating income and the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the six months ended June 30, 2004 and 2003 was $82.9 million and $112.0 million. The decrease was attributable to the swap of our Griffin, Georgia system for the New Albany, Indiana and Shelbyville, Kentucky systems in the first quarter of 2003.

Cash provided by (used in) financing activities for the six months ended June 30, 2004 and 2003 was $(45.3) million and $37.6 million. During the six months ended June 30, 2004, we:

•	made scheduled debt amortization payments related to the A and B Term Loan portions of our credit facility, which totaled $31.1 million;

•	repaid $6.0 million of revolver borrowings that were outstanding as of March 31, 2004 and did not need to re-borrow due to increased operating cash flow; and

•	repurchased $10.0 million (amount at maturity) of our senior discount notes in order to capitalize on current market conditions and help lower outstanding debt.

During the six months ended June 30, 2003, we:

•	borrowed $44.5 million under our credit facilities to support our operations and capital spending; and

•	made $7.0 million of scheduled preferred interest distribution payments, which ceased with the refinancing of debt of Insight Ohio, discussed below, during the third quarter of 2003.

For the six months ended June 30, 2004 and 2003 we spent $83.6 million and $84.1 million in capital expenditures. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We had the ability to draw upon $399.5 million of unused availability under the Insight Midwest Holdings credit facility as of June 30, 2004 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. On July 1, 2004 the leverage ratio covenant under the Insight Midwest Holdings credit facility reduced from 4.75x to 4.25x. As of June 30, 2004, after giving effect to this reduction, we would have had the ability to draw upon $272.2 million of unused availability under the Insight Midwest Holdings credit facility to fund any cash shortfall.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of June 30, 2004, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2004	$31,125	$2,085	$33,210
2005	83,500	3,255	86,755
2006	83,500	2,845	86,345
2007	83,500	2,175	85,675
2008	104,750	1,942	106,692
Thereafter	2,497,500	2,416	2,499,916

Total cash obligations	$2,883,875	$14,718	$2,898,593

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

As of June 30, 2004, we had entered into $150.0 million notional amount of floating to fixed rate interest rate swaps that approximated 10% of our borrowings under our credit facility, which expire in August 2004. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense, for the unhedged portion of our credit facility, by approximately $13.7 million.

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $3.0 million and $1.2 million for the three and six months ended June 30, 2004, which is included in other income (expense). A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of June 30, 2004 and December 31, 2003 was $(2.8) million and $(206,000) and has been recorded in other non-current liabilities and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes and 12¼% senior discount notes was $1.4 billion and $1.3 billion as of June 30, 2004. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2004, the estimated fair value (cost if terminated) of our interest rate swap agreements was approximately $(6.7) million and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of our interest rate swaps are either recognized in income or in stockholders’ equity as a component of other comprehensive income (loss) depending upon the type of swap and whether it qualifies for hedge accounting.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 in Item 1 of PART I, Notes to Consolidated Financial Statements, and incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended June 30, 2004, we issued 39,747 shares of Class A common stock in connection with our matching contributions to our 401(k) plan and granted stock options to certain of our employees, directors and external consultants to purchase an aggregate of 1,646,592 shares of Class A common stock. The issuances of common stock and grants of stock options were not registered under the Securities Act of 1933 because such issuances and grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 4. Submission of Matters to a Vote of Security Holders

On April 27, 2004, we held our annual meeting of stockholders to (i) elect seven directors to serve for a term of one year and (ii) ratify the selection of our independent auditors for the year ending December 31, 2004.

The following individuals were elected to serve as directors for a term of one year:

	Vote For	Vote Withheld
Sidney R. Knafel	128,541,355	473,063
Michael S. Willner	128,698,848	315,570
Dinni Jain	128,354,379	660,029
Thomas L. Kempner	119,688,472	9,325,946
Geraldine B. Laybourne	128,698,520	315,898
James S. Marcus	120,253,014	8,761,404
Daniel S. O’Connell	120,140,975	8,873,443

With the exception of Geraldine B. Laybourne, these individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.

The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2004. The result of the vote was as follows:

Vote For	Vote Against	Abstained
128,971,861	5,198	37,359

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10	Purchase Agreement dated July 2, 2004 between Insight Midwest Holdings, LLC and Comcast Cable Holdings, LLC and certain of its affiliates

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Communications Company, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Communications Company, Inc.

32	Section 1350 Certifications

(b) Reports on Form 8-K:

We furnished to the Securities and Exchange Commission the following report on Form 8-K during the three months ended June 30, 2004:

•	On April 30, 2004, relating to and attaching our press release announcing our financial results for the quarter ended March 31, 2004 (Item 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2004	INSIGHT COMMUNICATIONS COMPANY, INC.

	By:	/s/ John Abbot
John Abbot
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)