Form 10-Q
period 2004-09-30
INSIGHT COMMUNICATIONS CO INC
filed 2004-11-05
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2004
Class A Common Stock, $.01 Par Value	50,893,106
Class B Common Stock, $.01 Par Value	8,879,468

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

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2004	December 31, 2003
	unaudited
Assets
Cash and cash equivalents	$96,130	$60,172
Investments	4,850	4,078
Trade accounts receivable, net of allowance for doubtful accounts of $1,049 and $1,123 as of September 30, 2004 and December 31, 2003	25,806	29,313
Launch funds receivable	2,709	9,421
Prepaid expenses and other assets	13,576	17,446

Total current assets	143,071	120,430

Fixed assets, net	1,173,916	1,216,304
Goodwill	72,430	72,430
Franchise costs, net of accumulated amortization of $359,229 as of September 30, 2004 and December 31, 2003	2,361,959	2,361,959

Deferred financing costs, net of accumulated amortization of $17,574 and $13,676 as of September 30, 2004 and December 31, 2003	29,210	33,288
Other non-current assets	6,649	5,244

Total assets	$3,787,235	$3,809,655

Liabilities and stockholders’ equity
Accounts payable	$23,271	$30,417
Accrued expenses and other liabilities	36,013	34,182
Accrued property taxes	25,605	22,954
Accrued programming costs	49,754	43,261
Deferred revenue	10,367	10,061
Interest payable	47,747	23,315
Debt – current portion	78,188	62,250

Total current liabilities	270,945	226,440

Deferred revenue	3,283	4,523
Debt	2,736,398	2,786,041
Other non-current liabilities	1,864	5,742

Minority interest	232,377	229,790

Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of September 30, 2004 and December 31, 2003	—	—
Common stock; $.01 par value:
Class A - 300,000,000 shares authorized; 50,893,106 and 50,685,317 shares issued and outstanding as of September 30, 2004 and December 31, 2003	509	507
Class B - 100,000,000 shares authorized; 8,879,468 shares issued and outstanding as of September 30, 2004 and December 31, 2003	88	88
Additional paid-in-capital	817,034	816,600
Accumulated deficit	(266,262)	(246,471)
Deferred stock compensation	(9,495)	(13,582)
Accumulated other comprehensive income (loss)	494	(23)

Total stockholders’ equity	542,368	557,119

Total liabilities and stockholders’ equity	$3,787,235	$3,809,655

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		restated		restated
Revenue	$250,516	$228,395	$739,910	$666,487

Operating costs and expenses:
Programming and other operating costs	87,522	81,655	264,277	243,161
Selling, general and administrative	57,920	48,240	163,049	140,285
Depreciation and amortization	60,360	56,667	180,381	171,936

Total operating costs and expenses	205,802	186,562	607,707	555,382

Operating income	44,714	41,833	132,203	111,105

Other income (expense):
Gain on cable system exchange	—	—	—	26,992
Interest expense	(49,228)	(54,291)	(150,165)	(156,307)
Interest income	174	296	423	778
Other income (expense)	475	(1,134)	(1,701)	681

Total other expense, net	(48,579)	(55,129)	(151,443)	(127,856)

Loss before minority interest, investment activity, extinguishments of obligations, gain on contract settlement and income taxes	(3,865)	(13,296)	(19,240)	(16,751)
Minority interest expense	(1,597)	(9,792)	(877)	(7,778)
Loss from early extinguishments of debt	—	(10,879)	—	(10,879)
Loss on settlement of put obligation	—	(11,979)	—	(11,979)
Gain on settlement of programming contract	—	37,137	—	37,137
Impairment write-down of investments	—	—	—	(1,500)

Loss before income taxes	(5,462)	(8,809)	(20,117)	(11,750)
Benefit (provision) for income taxes	15	521	326	2,392

Net loss	(5,447)	(8,288)	(19,791)	(9,358)
Accrual of preferred interests	—	—	—	(10,353)

Net loss applicable to common stockholders	$(5,447)	$(8,288)	$(19,791)	$(19,711)

Basic and diluted loss per share attributable to common stockholders	$(.09)	$(.14)	$(.33)	$(.33)
Basic and diluted weighted-average shares outstanding	59,758	59,393	59,711	59,332

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2004	2003
		restated
Operating activities:
Net loss	$(19,791)	$(9,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	180,381	171,936
Impairment of investments	—	1,500
Non-cash consulting expense	45	45
Loss (gain) on interest rate swaps	(249)	1,201
Realized gain on sale of Liberate	(386)	—
Loss (gain) on early extinguishments of debt	127	2,616
Settlement of put obligation	—	(7,100)
Gain on settlement of programming contract	—	(34,819)
Gain on cable systems exchange	—	(26,992)
Minority interest	877	7,778
Provision for losses on trade accounts receivable	13,803	9,712
Contribution of stock to 401(k) Plan	1,309	1,299
Amortization of note discount	25,942	24,624
Benefit for income taxes	(326)	(2,392)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(10,296)	(7,704)
Launch fund receivable	6,712	(2,402)
Prepaid expenses and other assets	2,620	(7,673)
Accounts payable	(7,146)	1,634
Accrued expenses and other liabilities	34,097	47,427

Net cash provided by operating activities	227,719	171,332

Investing activities:
Purchase of fixed assets	(130,895)	(131,133)
Sale of fixed assets	952	—
Purchase of intangible assets	(107)	(815)
Purchase of investments	(1,481)	(980)
Purchase of Coaxial interests	—	(10,321)
Sale of investments	602	—
Purchase of cable television systems, net	—	(26,475)

Net cash used in investing activities	(130,929)	(169,724)

Financing activities:
Distributions of preferred interests	—	(11,554)
Net borrowings (repayment) of credit facilities	(52,688)	187,000
Repayment of Coaxial notes	—	(195,869)
Repurchase of senior discount notes	(8,134)	—
Debt issuance costs	(10)	(2,140)
Proceeds from exercise of stock options	—	115

Net cash used in financing activities	(60,832)	(22,448)

Net increase (decrease) in cash and cash equivalents	35,958	(20,840)
Cash and cash equivalents, beginning of period	60,172	74,850

Cash and cash equivalents, end of period	$96,130	$54,010

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of September 30, 2004. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003. Our other wholly owned subsidiary, Interactive Cable Services, LLC, owns a 100% equity interest in Insight Interactive, LLC.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or any other interim period.

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

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to each of the three and nine month periods ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		restated		restated
Net loss attributable to common stockholders	$(5,447)	$(8,288)	$(19,791)	$(19,711)
Stock-based compensation as reported, net of tax	959	429	3,204	1,054
Stock-based compensation determined under fair value based method for all awards (SFAS No. 123), net of tax	(2,466)	(1,976)	(6,823)	(5,632)

Adjusted net loss attributable to common stockholders	$(6,954)	$(9,835)	$(23,410)	$(24,289)

Basic and diluted net loss per share, as reported	$(.09)	$(.14)	$(.33)	$(.33)

Basic and diluted net loss per share, SFAS 123 adjusted	$(.12)	$(.17)	$(.39)	$(.41)

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

4. Loss Per Share

Basic loss per share is computed using the average shares outstanding during the period. Diluted loss per share is equal to basic loss per share as we generated net losses for the three and nine months ended September 30, 2004 and 2003, thereby making the potential effects of dilutive securities anti-dilutive. Securities that could potentially dilute basic earnings per share in the future include stock options and restricted stock units.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Restatement

As previously disclosed in our Form 10-K for the year ended December 31, 2003, during the fourth quarter of 2003, we determined that we had incorrectly accounted for the impact of minority interests related to our interest rate swap agreements which convert the interest on a portion of our variable rate senior credit facility to a fixed rate. In addition, we had not reduced our deferred tax asset and related valuation allowance related to such swaps through other comprehensive income for subsequent changes in our deferred tax position. We have therefore restated our financial statements for the three and nine months ended September 30, 2003. The restatement does not impact our revenue, operating income or loss before income taxes. The following table summarizes the impact of the restatement on our consolidated statement of operations for the periods presented below:

	Three months ended September 30, 2003		Nine months ended September 30, 2003
	As Reported	Restated	As Reported	Restated
	(in thousands, except per share amounts)
Benefit (provision) for income taxes	$—	$521	$(250)	$2,392
Net loss	(8,809)	(8,288)	(12,000)	(9,358)
Net loss applicable to common stockholders	(8,809)	(8,288)	(22,353)	(19,711)
Basic and diluted loss per share attributable to common stockholders	(.15)	(.14)	(.38)	(.33)

6. Investments

During January and February 2004, we sold a total of 150,000 shares of Liberate common stock. We received net proceeds of $595,000 and recorded a net gain on the sale of $381,000 that has been included in other income in our consolidated statements of operations for the nine months ended September 30, 2004. As of September 30, 2004, we had 441,000 shares available for sale with a fair value of $1.1 million.

7. Fixed Assets

	September 30, 2004	December 31, 2003
	(in thousands)
Land, buildings and improvements	$43,380	$40,196
Cable system equipment	2,171,172	2,051,559
Furniture, fixtures and office equipment	18,417	17,862

	2,232,969	2,109,617
Less accumulated depreciation and amortization	(1,059,053)	(893,313)

Total fixed assets, net	$1,173,916	$1,216,304

We recorded depreciation expense of $58.1 million and $173.2 million for the three and nine months ended September 30, 2004 and $55.0 million and $167.3 million for the three and nine months ended September 30, 2003.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt

	September 30, 2004	December 31, 2003
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,503,313	$1,556,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000
Insight Inc. 12¼% Senior Discount Notes	350,000	360,000

	2,868,313	2,931,000
Net unamortized discount/premium on notes	(54,695)	(82,503)
Market value of interest rate swaps	968	(206)

Total debt	$2,814,586	$2,848,291

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

On August 26, 2003 we amended the Insight Midwest Holdings Credit Facility in connection with our refinancing of all the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion, which increased the total facility size to $1.975 billion from $1.750 billion. We had the ability to draw upon $258.6 million on September 30, 2004. We recorded $2.2 million of deferred financing costs associated with this amendment that is being amortized over the remaining term of the credit facility.

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

8. Debt (continued)

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt (continued)

In July 2004, Insight Midwest completed an exchange offer pursuant to which the $130.0 million 10½% Senior Notes issued in December 2003 were exchanged for substantially identical notes registered under the Securities Act of 1933.

Debt Principal Payments

As of September 30, 2004, principal payments required on our debt were as follows (in thousands):

2004	$15,563
2005	83,500
2006	83,500
2007	83,500
2008	104,750
Thereafter	2,497,500

Total	$2,868,313

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

Cash Flow Hedges

As of December 31, 2003, we had one interest rate swap agreement outstanding that effectively fixed interest rates at 5% on $150.0 million notional value of debt. This agreement expired in August 2004. We recorded $826,000 of accrued interest related to this agreement as of December 31, 2003. As of December 31, 2003, the estimated fair value (cost if terminated) of this interest rate swap agreement was approximately $(3.4) million.

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.5 million and $250,000 for the three and nine months ended September 30, 2004, which is included in other income (expense). As of September 30, 2004 and December 31, 2003, we recorded $(83,000) and $275,000 of interest receivable (payable) related to these agreements. The fair market value (cost if terminated) of these agreements was $(1.9) million and $(2.1) million as of September 30, 2004 and December 31, 2003.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of September 30, 2004 and December 31, 2003 was $968,000 and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		restated		restated
Net loss	$(5,447)	$(8,288)	$(19,791)	$(9,358)
Unrealized gain (loss) on securities available-for-sale	(5)	372	(107)	1,745
Realized gain on securities available-for-sale	—	—	(386)	—
Unrealized gain on interest rate swaps, net of tax	168	1,270	1,010	6,443

Comprehensive income (loss)	$(5,284)	$(6,646)	$(19,274)	$(1,170)

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

As of September 30, 2004 we had $231.9 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS No. 150 as it applies to minority interests related to limited life entities consolidated in parent company financial statements. Although this application was deferred, the disclosure requirements of SFAS No. 150 still apply and, therefore, companies are required to disclose the estimated settlement value of these non-controlling interests.

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

Depending on the nature of a dissolution of the partnership, Insight Midwest will be required to either distribute to Comcast Cable some of its cable systems and liabilities, to be determined in accordance with the partnership agreement, equal to 50% of the net market value of the partnership or, upon liquidation, an amount in cash equal to 50% of the net proceeds received. As of September 30, 2004, we estimated the settlement value of these minority interests to be between $1.0 billion and $1.4 billion.

12. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. These systems served approximately 89,400 customers in the state of Indiana. Effective July 31, 2004, the management agreement was terminated by mutual agreement. We recognized management fees in connection with this agreement of $200,000 and $1.4 million for the one and seven month periods ended July 31, 2004 and $610,000 and $1.8 million for the three and nine months ended September 30, 2003.

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

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1 1/2% administrative fee, were $37.5 million and $111.0 million for the three and nine months ended September 30, 2004 and $36.7 million and $107.5 million for the three and nine months ended September 30, 2003. As of September 30, 2004 and December 31, 2003, $34.2 million and $28.3 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

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

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allows Insight Midwest to deliver to its residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, Insight Midwest leases certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $2.1 million and $6.4 million for the three and nine months ended September 30, 2004 and $1.7 million and $4.2 million for the three and nine months ended September 30, 2003. In addition, under the current agreement, Insight Midwest provides certain services and support for which it receives additional payments related to installations, marketing and billing support. Fee revenue earned in connection with installations is deferred and amortized over the expected term a telephone customer maintains their telephone service, currently estimated to be three years. Marketing and billing support revenue is recognized in the period such services are performed.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband (now known as Comcast Cable), which provides for this affiliate to perform all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement.

We, through our Kentucky Systems, earned advertising revenues through this affiliate of $4.6 million and $13.7 million for the period from July 1, 2004 through September 26, 2004 and January 1, 2004 through September 26, 2004 and $4.5 million and $13.7 million for the three and nine months ended September 30, 2003. As of September 30, 2004 and December 31, 2003, we had $8.9 million and $9.3 million as a receivable due from this affiliate included in other current assets. Through September 26, 2004 we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of September 30, 2004 and December 31, 2003, we had $174,000 and $102,000 recorded as payables to this affiliate related to such services.

Employee Loans

In October 1999 and April 2000, we made loans to certain of our employees that were used to satisfy their individual income tax withholding obligations resulting from their receipt of shares in connection with our initial public offering. The aggregate principal amount of these loans is approximately $4.3 million as of September 30, 2004 and is included in other non-current assets. The notes accrue interest at a rate of 5% per annum and mature on October 1, 2009, or 180 days following termination of employment. The notes provide, at our election, for forgiveness of accrued interest and for gross-up payments related to the employees’ income tax liabilities arising from such forgiveness, provided the employee is then employed by us in good standing.

Pursuant to the approval of our Board of Directors on July 28, 2004, all accrued interest on the remaining outstanding notes from October 1, 2003 through September 30, 2004 was forgiven. We will make gross-up payments with respect to the income taxes related to such interest forgiveness on behalf of the affected employees. Forgiven interest from October 1, 2003 through September 30, 2004 amounted to $219,000, and gross-up payments with respect to the employees’ income tax liabilities resulting from such forgiven interest amounted to $190,000, which has been accrued as compensation expense through September 30, 2004.

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

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We filed a motion for discretionary review of the appeals court’s ruling which was denied by the Kentucky Supreme Court. In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and do not involve damages. The third such claim is for violation of Knology’s first amendment rights, which will proceed to trial solely on the issue of damages, and would result in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims relate to allegations of anticompetitive conduct and are to proceed to trial on the merits. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and we have briefed the issues. The trial will remain stayed pending the Sixth Circuit’s action. Oral arguments were held on October 26, 2004. We continue to believe that we have substantial and meritorious defenses to the remaining asserted federal claims and intend to defend them vigorously. Consequently, we have not recorded any loss reserves in the accompanying financial statements.

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

Termination of Kentucky Advertising Sales Arrangement

In October 1999, we entered into an agreement with an affiliate of Comcast Cable whereby the Comcast Cable affiliate performed all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement. We believe that the assumption of the advertising sales responsibilities in Kentucky offers us the opportunity to continue to grow this business and align the Kentucky operating strategy with our other markets.

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

Some of the principal reasons for our net losses through September 30, 2004 include depreciation and amortization associated with our acquisitions and capital expenditures for the construction and upgrading of our systems, and interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

As previously disclosed in our Form 10-K for the year ended December 31, 2003, during the fourth quarter of 2003, we determined that we had incorrectly accounted for the impact of minority interests related to our interest rate swap agreements which convert the interest on a portion of our variable rate senior credit facility to a fixed rate. In addition, we had not reduced our deferred tax asset and related valuation allowance related to such swaps through other comprehensive income for subsequent changes in our deferred tax position. We have therefore restated our financial statements for the three and nine months ended September 30, 2003. The restatement does not impact our revenue, operating income or our loss before income taxes.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 Restated	2004	2003 Restated
	(in thousands)
Revenue	$250,516	$228,395	$739,910	$666,487
Operating costs and expenses:
Programming and other operating costs	87,522	81,655	264,277	243,161
Selling, general and administrative	57,920	48,240	163,049	140,285
Depreciation and amortization	60,360	56,667	180,381	171,936

Total operating costs and expenses	205,802	186,562	607,707	555,382

Operating income	44,714	41,833	132,203	111,105
Operating cash flow	105,074	98,500	312,584	283,041
Interest expense	49,228	54,291	150,165	156,307
Minority interest expense	(1,597)	(9,792)	(877)	(7,778)
Net loss	(5,447)	(8,288)	(19,791)	(9,358)
Net cash provided by operating activities	93,333	66,848	227,719	171,332
Net cash used in investing activities	48,046	57,716	130,929	169,724
Net cash used in financing activities	15,563	60,039	60,832	22,448
Capital expenditures	47,308	47,022	130,895	131,133

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Operating income	$44,714	$41,833	$132,203	$111,105
Adjustment:
Depreciation and amortization	60,360	56,667	180,381	171,936

Operating cash flow	$105,074	$98,500	$312,584	$283,041

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The $22.1 million or 10% increase in revenue was primarily a result of gains in high-speed Internet revenues, which increased 40% over the prior year’s quarter due to an increased customer base; increases in basic cable service revenue of 6% due to basic rate increases; and a 16% increase in digital video revenues also due to an increase in digital customers.

Revenue by service offering was as follows (in thousands):

	Revenue by Service Offering
	Three Months Ended September 30, 2004	% of Total Revenue	Three Months Ended September 30, 2003	% of Total Revenue	% Change in Revenue
Basic	$143,918	57.4%	$135,829	59.5%	6.0%
Digital	24,872	9.9%	21,391	9.4%	16.3%
High-speed Internet	33,955	13.5%	24,346	10.7%	39.5%
Premium / analog pay-per-view	13,694	5.5%	13,776	6.0%	-0.6%
Telephone	3,829	1.5%	3,232	1.4%	18.5%
Advertising	15,725	6.3%	14,550	6.4%	8.1%
Franchise fees	7,183	2.9%	6,928	3.0%	3.7%
Other	7,340	3.0%	8,343	3.6%	-12.0%

Total	$250,516	100.0%	$228,395	100.0%	9.7%

Revenue Generating Units (“RGUs”) as of September 30, 2004, which represent the sum of basic, digital, high-speed Internet, and telephone customers, increased approximately 8.4% as compared to September 30, 2003. RGUs by type were as follows (in thousands):

	September 30, 2004	September 30, 2003
Basic	1,283.6	1,293.4
Digital	439.4	383.7
High-speed Internet	311.5	208.5
Telephone	62.8	49.3

Total RGUs	2,097.3	1,934.9

Average monthly revenue per basic customer was $65.08 for the three months ended September 30, 2004, compared to $58.81 for the three months ended September 30, 2003 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases.

Programming and other operating costs increased $5.9 million or 7%. Programming costs increased primarily as a result of increased programming rates and increased digital customers. Other operating costs increased primarily due to increased high-speed Internet service provider costs driven by the net addition of approximately 103,000 high-speed Internet customers since September 30, 2003. This increase in operating costs was partially offset by more favorable per customer charges under a new agreement with our Internet service provider. In addition, other operating costs increased as a result of an increased volume of modems provided to customers under certain marketing campaigns. A favorable reversal of accrued property taxes also contributed to partially offsetting these increases.

Selling, general and administrative expenses increased $9.7 million or 20%, primarily due to increased marketing expenses to support the continued roll out of high-speed Internet and digital products, and to maintain the core video customer base. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year’s quarter. A decrease in expenses previously allocated to Comcast in connection with the managed properties also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ending September 30, 2004 contains only one month of expense allocations versus three months recorded for the period ending September 30, 2003. While cost savings have been realized upon termination of the agreement, the impact of some of these savings is reflected in programming and other operating costs. In addition, payroll and related costs increased due to salary increases for existing employees and increases in health insurance costs.

Depreciation and amortization expense increased $3.7 million or 7% primarily as a result of additional capital expenditures through September 30, 2004. These expenditures chiefly constituted network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2003.

Operating cash flow (Non-GAAP measure) increased $6.6 million or 7% primarily due to increased high-speed Internet revenue, basic, and digital revenue, and was partially offset by increases in programming and other operating costs, as well as selling, general and administrative costs.

Interest expense decreased $5.0 million or 9% primarily due to lower interest rates, which averaged 7% for the three months ended September 30, 2004 as compared to 8% for the three months ended September 30, 2003.

Minority interest, equal to 50% of Insight Midwest’s net income or loss attributable to common interests, decreased $8.2 million or 84% as a direct result of the decrease in net income recorded by Insight Midwest for the prior year quarter. This decrease is primarily due to the gain on settlement of a programming contract recorded during the three months ended September 30, 2003. This gain was partially offset by the loss from the extinguishment of the Coaxial debt.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The $73.4 million or 11% increase in revenue was primarily a result of increases in basic cable service revenue of 7% due to basic rate increases and gains in our high-speed Internet and digital video revenues, which increased 40% and 21% over the prior year period, driven by an increased customer base for those services and

Revenue by service offering was as follows (in thousands):

	Revenue by Service Offering
	Nine Months Ended September 30, 2004	% of Total Revenue	Nine Months Ended September 30, 2003	% of Total Revenue	% Change in Revenue
Basic	$428,369	57.9%	$400,305	60.1%	7.0%
Digital	73,272	9.9%	60,572	9.1%	21.0%
High-speed Internet	93,990	12.7%	66,959	10.0%	40.4%
Premium / analog pay-per-view	43,212	5.9%	42,867	6.4%	0.8%
Telephone	11,389	1.5%	8,596	1.3%	32.5%
Advertising	46,595	6.3%	42,264	6.3%	10.2%
Franchise fees	21,455	2.9%	20,442	3.1%	5.0%
Other	21,628	2.9%	24,482	3.7%	-11.7%

Total	$739,910	100.0%	$666,487	100.0%	11.0%

Average monthly revenue per basic customer was $63.76 for the nine months ended September 30, 2004, compared to $57.08 for the nine months ended September 30, 2003 primarily reflecting basic rate increases and the continued growth of our high-speed Internet and digital product offerings in all markets.

Programming and other operating costs increased $21.1 million or 9%. Programming costs increased primarily as a result of increased programming rates. Additionally, programming costs increased as a result of increased video-on-demand purchases period over period. Other operating costs increased primarily due to increased high-speed Internet service provider costs driven by the net addition of approximately 103,000 high-speed Internet customers since September 30, 2003 and was partially offset by more favorable per customer charges under a new agreement with our Internet service provider. In addition, other operating costs increased as a result of technical salaries and related benefits for new and existing employees and an increased volume of modems provided to customers under certain marketing campaigns.

Selling, general and administrative expenses increased $22.8 million or 16%, primarily because of payroll and related costs due to the addition of new employees, salary increases for existing employees and increases in health insurance costs. Marketing expenses increased to support the continued roll-out of high-speed Internet and digital products and also to maintain our core video customer base. Professional fees also increased due to the one-time write-off of shelf registration fees we no longer anticipate will be utilized and due to additional costs incurred in connection with additional Sarbanes-Oxley compliance measures relating to internal controls. Also increasing selling, general and administrative expenses was a decrease in expenses previously allocated to Comcast in connection with the managed properties. As this agreement was terminated effective July 31, 2004, the period ending September 30, 2004 contains only seven months of expense allocations versus nine months recorded for the period ending September 30, 2003. While cost savings have been realized upon termination of the agreement, the impact of some of these savings is reflected in programming and other operating costs. In addition, bad debts increased reflecting an increase in the number of accounts written off combined with a higher balance per average account written off reflecting the increased volume of activity. Partially offsetting these increases was an increase in marketing support funds (recorded as a reduction to selling, general and administrative expenses) for the promotion of new channel launches.

Depreciation and amortization expense increased $8.4 million or 5% primarily as a result of additional capital expenditures through September 30, 2004. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2003.

Operating cash flow increased $29.5 million or 10% primarily due to increased basic, digital and high-speed Internet revenue, offset by increases in programming and other operating costs and selling, general and administrative costs.

Interest expense decreased $6.1 million or 4% primarily due to lower interest rates, which averaged 8% for the nine months ended September 30, 2004 as compared to 9% for the nine months ended September 30, 2003.

Minority interest, equal to 50% of Insight Midwest’s net income or loss attributable to common interests, decreased $6.9 million or 89% as a direct result of the decrease in net income recorded by Insight Midwest for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003. This decrease is primarily due to:

•	a $27.0 million gain recorded on the swap of our Griffin, GA system for the managed Shelbyville, KY and New Albany, IN systems owned by Comcast of Montana/Indiana/Kentucky/Ohio during the first quarter of 2003;

•	the gain on settlement of a programming contract recorded during the third quarter of 2003; and

•	the absence of preferred interests for the nine months ended September 30, 2004.

Partially offsetting these items was a loss recorded upon extinguishment of Coaxial debt in the third quarter of 2003.

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

Cash provided by operations for the nine months ended September 30, 2004 and 2003 was $227.7 million and $171.3 million. The increase was primarily attributable to increased operating income and the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $130.9 million and $169.7 million. The decrease was attributable to the swap of our Griffin, Georgia system for the New Albany, Indiana and Shelbyville, Kentucky systems in the first quarter of 2003.

Cash used in financing activities for the nine months ended September 30, 2004 and 2003 was $60.8 million and $22.4 million. During the nine months ended September 30, 2004, we:

•	made scheduled debt amortization payments related to the A and B Term Loan portions of our credit facility, which totaled $46.7 million;

•	repaid $6.0 million of revolver borrowings that were outstanding as of March 31, 2004 and did not need to re-borrow due to increased operating cash flow; and

•	repurchased $10.0 million (amount at maturity) of our senior discount notes in order to capitalize on current market conditions and help lower outstanding debt.

During the nine months ended September 30, 2003, we:

•	borrowed $212.0 million under our Midwest Holdings credit facility to refinance the then outstanding obligations of Insight Ohio, including $195.9 million for the Coaxial notes and $22.0 million for the Insight Ohio credit facility; and

•	made $11.6 million of scheduled preferred interest distribution payments, which ceased with the refinancing of debt of Insight Ohio, discussed below, during the third quarter of 2003.

For the nine months ended September 30, 2004 and 2003 we spent $130.9 million and $131.1 million in capital expenditures. These expenditures chiefly constituted network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. On July 1, 2004 the leverage ratio covenant under the Insight Midwest Holdings credit facility was reduced from 4.75x to 4.25x. We had the ability to draw upon $258.6 million of unused availability under the Insight Midwest Holdings credit facility as of September 30, 2004 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of September 30, 2004, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2004	$15,563	$1,195	$16,758
2005	83,500	4,078	87,578
2006	83,500	3,523	87,023
2007	83,500	2,546	86,046
2008	104,750	2,144	106,894
Thereafter	2,497,500	3,205	2,500,705

Total cash obligations	$2,868,313	$16,691	$2,885,004

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.5 million and $250,000 for the three and nine months ended September 30, 2004, which is included in other income (expense). The fair value (cost if terminated) of this swap as of September 30, 2004 and December 31, 2003 was $1.9 million and $2.1 million. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of September 30, 2004 and December 31, 2003 was $968,000 and $(206,000) and has been recorded in other non-current liabilities and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes and 12¼% senior discount notes was $1.4 billion and $1.3 billion as of September 30, 2004. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2004, the estimated fair value (cost if terminated) of our interest rate swap agreements was approximately $(896,000) and is reflected in our financial statements as other non-current assets or liabilities. Changes in the fair value of our interest rate swaps are either recognized in income or in stockholders’ equity as a component of other comprehensive income (loss) depending upon the type of swap and whether it qualifies for hedge accounting.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 in Item 1 of PART I, Notes to Consolidated Financial Statements, and incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, we issued 47,641 shares of Class A common stock in connection with our matching contributions to our 401(k) plan and granted stock options to certain of our employees, directors and external consultants to purchase an aggregate of 773,000 shares of Class A common stock. The issuances of common stock and grants of stock options were not registered under the Securities Act of 1933 because such issuances and grants either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6. Exhibits

Exhibits:

10	Transition and Termination Agreement, dated as of July 22, 2004, by and between Comcast of Montana/Indiana/Kentucky/Utah and Insight Communications Company, L.P.

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Communications Company, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Communications Company, Inc.

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2004		INSIGHT COMMUNICATIONS COMPANY, INC.

	By:	/s/ John Abbot
John Abbot
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)