Form 10-K
period 2004-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2005-03-16
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Yes ☒   No ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $467.3 million.

The number of shares of the registrant’s common stock outstanding as of February 22, 2005: 50,972,466 shares of Class A Common Stock and 8,489,454 shares of Class B Common Stock.

Documents Incorporated by Reference:

Portions of the registrant’s proxy statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III

ii

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

General

Insight Communications Company, Inc. is the ninth largest cable television system operator in the United States based on customers served. We currently serve approximately 1.3 million customers, all of which are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. We offer our customers an array of broadband products and services, including analog and digital video, high-speed Internet access and telephone services.

Insight Midwest, L.P. is a partnership owned 50% by us and 50% by an indirect subsidiary of Comcast Cable Holdings, LLC, which is a subsidiary of Comcast Corporation. Insight Midwest is the owner of the systems serving all of our customers, and our 50% interest in Insight Midwest constitutes substantially all of our assets. We serve as the general partner of Insight Midwest and as the manager of each of its systems.

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

Our principal offices are located at 810 Seventh Avenue, New York, New York 10019, and our telephone number is (917) 286-2300.

Recent Developments

On March 7, 2005, we received a proposal from Sidney R. Knafel and Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of our outstanding, publicly-held Class A common stock. Our Board of Directors has appointed a special committee of independent directors to review this proposal.

Strategy

Our strategy is to be a full-service provider of entertainment, information and communications services. This strategy is centered on offering attractive products and services which will be valued by our customers, and providing the highest level of customer service. We focus on building strong relationships within the communities in which we operate because we believe our local presence and relationships with our communities and customers distinguishes us from our competitors and results in higher customer satisfaction. In addition, we intend to continue to leverage the capacity and capability of our upgraded broadband network to develop new and enhanced products and services for our customers.

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

We seek to secure a high level of customer satisfaction by employing localized customer care, extensively using market research and providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis, providing us the opportunity to demonstrate and sell our new and enhanced products and services. We believe that these distinct marketing and promotion opportunities are effective sales channels, providing a competitive advantage as well as enhancing customer loyalty.

In addition, we are dedicated to fostering strong relations in the communities we serve. We sponsor local charities and community causes through staged events and promotional campaigns, including the industry’s Cable in the Classroom program. We believe an emphasis on customer service and strong community involvement leads to higher customer satisfaction, reduced customer churn and excellent franchise relationships. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming that offers, among other things, community information, local government proceedings and local specialty interest shows. In some of our markets, we are the only broadcaster of local high school sporting events, which allows us to provide important programming that builds customer loyalty.

Focus on operating large, tightly-grouped clusters of cable systems in markets with attractive demographic profiles

In addition to its geographic concentration, our communications network is tightly-grouped, or “clustered,” with approximately 97% of our customers served from 14 headends, or an average of approximately 91,000 customers per headend (a headend processes signals received for distribution to customers over our network). As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis. We believe that the highly clustered nature of our systems also enables us to more efficiently deploy our marketing dollars and maximizes our ability to enhance customer awareness, increase use of our products and services and build brand support.

Our geographic concentration enables our local management teams to focus on the customer experience within their communities. We believe that the deployment of these local resources and our local expertise provides us with a significant advantage over our competitors, and is a key component of our operating strategy.

Many communities we serve are characterized by good housing growth, higher than average household income and low unemployment, and many are centered around large universities and major commercial enterprises. We believe that the demographic profile of our communities make them attractive markets for our existing and new products.

Leverage our advanced broadband network to offer bundled services and introduce new and enhanced products

Our advanced broadband network provides significant capacity and flexibility to offer our customers an array of products and services. The capacity of a cable system to offer products and services is determined by its bandwidth. As of December 31, 2004, we estimate that approximately 97% of our customers were passed by our upgraded network, with a bandwidth capacity of 750 megahertz (MHz) or greater. At the end of 2004, digital cable was available to 96% of basic customers passed by our broadband network, high-speed Internet was available to 98% of homes passed and telephone service was available to 32% of homes passed.

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

Pursue value-enhancing transactions in nearby or adjacent geographies

We will seek to swap or acquire systems that strategically fit our clustering and operating strategy and are accretive to our value. We do not currently have any agreements, commitments or understandings for any future acquisitions. There is no assurance that any additional acquisitions will be completed. We believe that by acquiring or swapping systems in close proximity we have the opportunity to improve revenue growth and operating margins. This is achieved through the consolidation of headends, spreading of fixed costs over larger systems and increased operating efficiencies associated with larger systems.

Technical Overview

We believe that in order to achieve consistently high levels of customer service, reduce operating costs, maintain a strong competitive position and deploy important new technologies, we need to maintain a state-of-the-art technical platform. The deployment of fiber optic cable which has a capacity for a very large number of channels, the increase in the bandwidth to 750 MHz or higher, the activation of a two-way communications network and the installation of digital equipment allows us to deliver new and enhanced products and services, including interactive digital video, high-speed Internet services and telephone services.

As of December 31, 2004, our systems were comprised of approximately 30,200 network miles serving approximately 1.3 million customers and passing approximately 2.4 million homes resulting in a density of approximately 79 homes per mile. As of that date, our systems were made up of an aggregate of 31 headends, and approximately 97% of our customers were served by 14 headends. As of December 31, 2004, we estimate that approximately 97% of our customers were passed by our upgraded network.

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

We are improving the reliability of telephone services by implementing standby powering and status monitoring on our local network as telephone services are deployed in our systems. The existing commercial power structure deployed in cable networks is subject to potential disruptions in local power utility service. Standby power will provide battery back-up for a limited duration, thereby making both telephone services and other products and services delivered over our local network more reliable. Status monitoring will enable us to monitor key components of our local network so that we can help reduce and diagnose problems affecting the performance of our local network.

Products and Services

We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 28 channels of television programming. As of December 31, 2004, approximately 91% of our customers chose to pay an additional amount to receive additional channels under our “Classic” or “expanded” service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the classic service. As of December 31, 2004, premium units as a percentage of basic subscribers was approximately 42%.

As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed Internet services. In addition, we are offering telephone services to our customers in selected markets.

Analog Video

Our analog cable television service offering includes the following:

•	Basic Service. All of our video customers receive the basic level of service, which generally consists of over-the-air local broadcast television and local community programming, including government and public access, and may include a limited number of satellite-delivered channels.

•	Classic Service or Expanded Service. This expanded level of service includes a group of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel and Lifetime.

•	Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming such as HBO, Cinemax, Starz! and Showtime. We offer subscriptions to these channels primarily as a multi-channel digital service, along with subscription video-on-demand services.

•	Pay-Per-View. These analog channels allow customers with addressable analog or digital set-top boxes to pay to view a one-time special sporting event or music concert on an unedited, commercial-free basis. Pay-per-view movies are available through our video-on-demand digital service.

Interactive Digital Video

The implementation of interactive digital technology significantly enhances and expands the video and service offerings we provide to our customers. Because of the significantly increased bandwidth and two-way transmission capability of our state-of-the-art technical platform, we have designed a more extensive digital product that is rich in attractive features and provides customers with a high degree of interactive capability. Our interactive digital service is designed to exploit the advantages of a broadband network in the existing generation of set-top devices. The digital service encompasses three interactive applications: (1) an interactive program guide; (2) interactive local information and community guides; and (3) a video-on-demand service.

We have conducted numerous focus groups and commissioned research studies, the findings of which have helped to develop our interactive digital strategy. We believe that our digital penetration will continue to increase as a result of our differentiated services such as a graphically rich local information network and video-on-demand pay-per-view with full VCR functionality.

We are packaging our digital service under the “Insight Digital” brand, which includes the following features:

•	A digital set-top box and remote control;

•	An interactive navigational program guide for all analog and digital channels;

•	A local, interactive Internet-style service;

•	Access to multi-channel premium service for customers who separately subscribe to premium channels, such as HBO and Showtime, and in some cases with subscription video-on-demand;

•	Access to video-on-demand;

•	Mag Rack, a selection of video magazines with video-on-demand functionality; and

•	A digital 40-channel audio music service.

We offer a high-definition programming service consisting of broadcast networks and premium channels. Digital customers with high-definition television (HDTV) sets can purchase an HDTV receiver and any high-definition programming that is available from local broadcasters. HDTV customers who have HBO or Showtime would receive any HDTV programs available from these networks as well. We believe that offering HDTV programming from local broadcasters puts us in a favorable competitive position with the direct broadcast satellite television distributors which have limited HDTV programming due to capacity restrictions.

Through our wholly-owned subsidiary, Insight Interactive, LLC, our interactive digital platform provides its local, interactive Internet-style service and an interactive program guide. For an additional monthly charge over our Insight Digital price, we also offer a single digital set-top box which integrates our existing HDTV programming and video-on-demand services with a new digital video recorder (DVR) service. These advanced services are supported by Gemstar-TV Guide’s interactive program guide.

Our digital customers are served by a video-on-demand (VOD) infrastructure provided by SeaChange International, Inc. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. Our video-on-demand product is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality. Additionally, customers who subscribe to premium services, such as HBO and Showtime, can access selected movies and original programming from these networks at no additional cost to their regular monthly premium channel fee utilizing our video-on-demand system. Insight’s video-on-demand system also provides free content from certain cable networks including the NFL Network, Food Network, DIY Network and the National Geographic Channel to any digital customer with VOD access. As of December 31, 2004, approximately 35% of our customers had access to video-on-demand services.

High-Speed Internet

We offer high-speed Internet service for personal computers for all of our upgraded systems through our own regional network branded Insight BroadbandSM, except for our Columbus, Ohio system, which utilizes the RoadRunner service. AT&T Corp. provides the IP network backbone for our Insight Broadband service and certain core Internet support functions. As of December 31, 2004, high-speed Internet services were available in over 2.3 million of our homes and served approximately 330,500 of our customers.

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

Telephone Services

On December 31, 2004, we acquired from Comcast Cable and certain of its subsidiaries the circuit-switched telephone business previously operated jointly by us and Comcast Cable in selected markets. Under the joint operating agreement, we leased certain capacity on our local network infrastructure to Comcast Cable for which we received a fee, and we provided certain services and support for which we received additional payments related to installation, marketing and billing. Comcast Cable provided the necessary switching and transport. Under the “Insight Phone” brand, telephone services are currently available in portions of the Louisville, Kentucky, Evansville, Indiana, Lexington, Kentucky, and Columbus, Ohio areas and were available to a total of approximately 768,828 marketable homes passed, with approximately 64,286 customers as of December 31, 2004. By acquiring ownership of the telephone business from Comcast Cable, we have gained both operational and strategic control over this business.

We intend to offer a phone service delivered over our broadband communications networks transmitting voice signals in data packets using Internet protocol. We currently anticipate that this service will be made available in almost all of our markets during 2005, with launches within the markets to be made on a node-by-node basis.

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

Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, we executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in our current composition. The largest of these transactions were the 50/50 joint ventures formed with Comcast Cable (formerly known as AT&T Broadband) and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and in January 2001 with respect to the Illinois systems. As of December 31, 1997, our systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of its customers. We believe that we have successfully transformed our assets so that we currently own, operate and manage a cable television network serving approximately 1.3 million customers, all of which are clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Our current assets are reflective of our strategy to own systems that have high ratios of customers to headends.

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

Our Systems

Our systems in Indiana, Kentucky, Illinois and Ohio serve approximately 1.3 million customers. We are the largest operator of cable systems in Kentucky and the second-largest in both Indiana and Illinois. Our systems are clustered to serve an average of 91,000 customers per headend.

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

The highly clustered nature of our systems enables us to (a) more efficiently invest our marketing dollars and maximize our brand awareness, (b) more economically introduce new and enhanced services, and (c) reduce our overall operating and maintenance costs as a result of our ability to deploy fiber and reduce the number of headends we use throughout our systems. As a result, we believe we are able to achieve improved operating performance on both a combined and system-wide basis. Our relationship with Comcast Cable provides us with substantial purchasing economies for both our programming and hardware needs.

The East Region

As of December 31, 2004, the East Region passed approximately 815,900 homes and served approximately 409,100 customers. Approximately 98% of our customers in the East Region are served by eight headends. The East Region, comprised of systems located within the States of Indiana, Kentucky and Ohio, is organized in six management districts:

The Central District

As of December 31, 2004, the Central District passed approximately 148,400 homes and served approximately 79,000 customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include Bloomington Hospital, Cook Incorporated and General Electric.

The Southwest District

As of December 31, 2004, the Southwest District passed approximately 130,000 homes and served approximately 58,800 customers, principally in the communities of Evansville, Boonville, Mt. Vernon, Princeton and Jasper, Indiana, as well as Henderson, Kentucky. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

In January 2003, HDTV was launched in this District. Telephone service is now fully deployed in Evansville, Boonville and Mt. Vernon, Indiana, as well as in Henderson, Kentucky.

SIGECOM, LLC has overbuilt the City of Evansville, providing cable television, high-speed Internet and telephone services in the City of Evansville and neighboring areas. We believe the SIGECOM overbuild passed approximately 83,000 homes in our service area as of December 31, 2004.

The Lexington District

As of December 31, 2004, the Lexington District passed approximately 129,000 homes and served approximately 82,400 customers from a single headend. Lexington is Kentucky’s second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International.

As of December 31, 2004, over 44% of customers have subscribed to our interactive Insight Digital service. Approximately 24% of customers have Insight Broadband high-speed Internet service. Our phone service is available in over 92% of Lexington.

The Northern Kentucky District

As of December 31, 2004, the Northern Kentucky District passed approximately 155,800 homes and served approximately 80,700 customers from a single headend primarily in the City of Covington. Covington is Kentucky’s fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp, DHL, Ashland, Inc., Fidelity Investments, BICC General Cable Corporation, Omnicare, COMAIR, Levis Strauss, Gap, Inc., Mazak Corp. and R.A. Jones, Inc.

The Bowling Green District

As of December 31, 2004, the Bowling Green District passed approximately 37,000 homes and served approximately 23,600 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include General Motors, Fruit of the Loom, Commonwealth Health Corporation, DESA International and Houchens Industries.

The Columbus District

As of December 31, 2004, the Columbus District passed approximately 215,200 homes and served approximately 84,500 customers from a single headend. The District serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy’s, Nationwide Insurance, JP Morgan Chase Bank and Worthington Industries.

As of December 31, 2004, approximately 36,800 of customers have subscribed to our interactive Insight Digital service, representing a penetration of nearly 48% in areas where digital service is available. The RoadRunner high-speed Internet service, launched in 2000, has achieved a penetration of approximately 15% as of December 31, 2004 in areas where service is available. We have launched a telephone service alternative to SBC (Ameritech) in the Columbus District. In addition, the Columbus District provides exclusive local sports and entertainment programming, featuring a variety of sporting events from area high schools and the Ohio State University to Columbus Clippers baseball and Columbus Crew major league soccer.

In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and most other suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its system, both in our service area and in the Time Warner service area on the west side of Columbus. The areas of the Columbus District served by both us and WideOpenWest pass approximately 130,800 homes, representing 61% of the Columbus District’s total homes passed as of December 31, 2004.

The West Region

As of December 31, 2004, the West Region passed approximately 1,011,300 homes and served approximately 591,700 customers. Approximately 95% of our customers in the West Region are served by five headends. The West Region, comprised of systems located within the States of Indiana and Illinois, is organized in six management districts:

The Northwest District

As of December 31, 2004, the Northwest District passed approximately 107,700 homes and served approximately 68,300 customers, principally in the communities of Lafayette and Kokomo. The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers include Eli Lilly, Subaru, Caterpillar, Great Lakes Chemical, Lafayette Life Insurance, Delphi Electronics and Chrysler.

The Northeast District

As of December 31, 2004, the Northeast District passed approximately 206,000 homes and served approximately 118,000 customers in Richmond as well as in the suburban communities near Indianapolis, including Noblesville and extending north to Anderson and east to Richmond, Indiana. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors and Eli Lilly

The Northern Illinois District

As of December 31, 2004, the Northern Illinois District, which is comprised of Rockford and Dixon, Illinois, passed approximately 203,800 homes and served approximately 117,300 customers. Rockford is Illinois’ second largest city. Major employers in the Rockford metropolitan area include Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems.

Dixon customers are principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive.

Approximately 95% of the Northern Illinois District currently operates with a network of 750 MHz or higher. As of December 31, 2004, the district achieved penetration levels for its digital service of approximately 30% in areas where the service is available.

The Peoria District

As of December 31, 2004, the Peoria District passed approximately 203,900 homes and served approximately 123,000 customers, principally in the communities of Bloomington and Peoria, Illinois. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with over 19,800 students and Illinois Wesleyan University with over 2,100 students. The major employers in Bloomington are State Farm Insurance and Mitsubishi Motor Company of America. Peoria is the fifth largest city in Illinois, located in the north central part of the state. The Peoria system is home to Bradley University. Major employers in the Peoria area include the world headquarters of Caterpillar and R.L. Nelson Corp.

The Peoria District completed the upgrade of all but 68 miles of its 2,200 mile network to 750 MHz or higher. As of December 31, 2004, the Peoria District achieved penetration levels for its digital service of approximately 30% in areas where digital service is available. The District has launched high-speed Internet service and has achieved penetration levels of over 14% as of December 31, 2004 in areas where the service is available. In September 2003, video-on-demand and HDTV services were made available to customers in the Peoria District.

The Springfield District

As of December 31, 2004, the Springfield District passed approximately 189,500 homes and served approximately 114,500 customers, principally in the communities of Decatur and Springfield. Springfield is the capital of Illinois and the sixth largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois.

Approximately 74% of the Springfield District operates with a network which is two-way interactive. As of December 31, 2004, the district achieved penetration levels for its digital service of 32% in the areas where the service is available. The district has launched Insight Broadband high-speed Internet service and has achieved penetration levels of approximately 13% in areas where the service is available. In September 2003, video-on-demand and HDTV services were made available to customers in the Springfield District.

The Champaign District

As of December 31, 2004, the Champaign District passed approximately 100,300 homes and served approximately 50,600 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with over 45,000 students. Major employers in the

Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association.

The Champaign District serves substantially all of its customers by a two-way, 750 MHz network. The district had approximately 15,700 digital customers as of December 31, 2004. The Champaign District has launched Insight Broadband high-speed Internet service and as of December 31, 2004 had approximately 16,000 customers.

The South Region

General

As of December 31, 2004, the South Region passed approximately 548,100 homes and served approximately 271,700 customers, principally in the City of Louisville, Kentucky. This region includes approximately 91,019 homes passed and approximately 41,151 customers served by the Scottsburg, Jeffersonville and New Albany, Indiana systems which are operated by the management of the Louisville, Kentucky system. Louisville is the 16th largest city in the United States and is Kentucky’s largest city. It is located in the northern region of the state, bordering Indiana. Louisville is located within a day’s drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. Knology, Inc. obtained a franchise to provide cable television service in the City of Louisville in September 2000, although it had not commenced building a cable system as of December 31, 2004.

The Louisville system serves over 99% of its customers with two-way 750 MHz cable from a single headend. As of December 31, 2004, approximately 106,000 customers in the Louisville system have subscribed to our interactive Insight Digital service. Our phone service is available in over 75% of Louisville.

Customer Rates

Rates charged to customers vary based on the market served and service selected. As of December 31, 2004, the weighted average revenue for our monthly combined basic and classic service was approximately $38.11.

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

Sales and Marketing

Our strategy is to improve customer satisfaction and reduce churn in addition to selling video, high-speed Internet and telephone services to our customers and potential customers, thereby increasing market share. Customers who purchase more than one service may in some cases be eligible for a bundled discount. We regularly use targeted campaigns to sell the appropriate services to both our existing and our potential customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell them additional services.

Due to the nature of the communities we serve, we are able to market our services in ways not typically used by urban cable operators. We can market products and services to our customers at our local offices where many of our customers pay their monthly cable bills in person. Examples of our in-store marketing include the promotion of premium services as well as point-of-purchase demonstrations that will allow customers to experience our high-speed Internet service and digital products. We aggressively promote our services utilizing both broad and targeted marketing tactics, including outdoor billboards, outbound telemarketing, retail partnerships, including Best Buy and H. H. Gregg, direct mail, door-to-door sales, cross-channel promotion, print and broadcast.

We build awareness of the “Insight” brand through advertising campaigns and strong community relations. As a result of our branding efforts and consistent service standards, we believe we have developed a reputation for quality and reliability. We also believe that our marketing strategies are particularly effective due to our regional clustering and market significance, which enables us to reach a greater number of both current and potential customers in an efficient, uniform manner.

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

Because of our relationship with Comcast Cable, we have the right to purchase certain programming services for our systems directly through Comcast Cable’s programming supplier Satellite Services, Inc. We believe that Satellite Services has attractive programming costs. Additionally, given the clustering of our systems in the Midwest, we have been successful in affiliating with regionally based programming products such as sports and news, at lower than average license fees.

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

Commitment to Community Relations

We believe that maintaining strong community relations will continue to be an important factor in ensuring our long-term success. Our community-oriented initiatives include educational programs and the sponsorship of programs and events recognizing local citizens and supporting local charitable organizations. In addition, members of our management team host community events for political and business leaders as well as representatives of the local media, where they discuss our operations, recent enhancements to our service and recent developments in the telecommunications industry. We have received numerous awards recognizing our ongoing community relations, and we believe that such initiatives result in consumer and governmental goodwill and name recognition, increasing customer loyalty and likely facilitating any future efforts to provide new communications services.

We encourage all of our local management teams to take leadership roles in community and civic activities. Over the years, our systems have received various forms of recognition for their support of local causes and charities as well as their sponsorship of programs that improve the quality of life in the communities they serve.

All of our systems provide ongoing support for Cable in the Classroom, an industry initiative that earns recognition both locally and nationally for its efforts in furthering the education of students. We further underscore our commitment to education by offering high-speed Internet access to each accredited school in our service area, building upon the cable industry’s pledge to provide free high-speed Internet access to eligible local schools and public libraries. We offer students and teachers the resources of broadband content and robust cable programming to enrich the learning experience.

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

As of December 31, 2004, we held 547 franchises in the aggregate, consisting of 201 in Indiana, 192 in Kentucky, 125 in Illinois and 29 in Ohio. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system.

The Communications Act of 1934 prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues from the provision of cable services and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

The following table summarizes information relating to the year of expiration of our franchises, as of December 31, 2004:

Year of Franchise Expiration	Number of Franchises	Percentage of Total Franchises	Estimated Number of Basic Customers	Percentage Total Basic Customers
Expired*	78	14.3%	146,268	11.5%
2005	38	6.9%	29,877	2.3%
2006	33	6.0%	161,908	12.7%
2007	15	2.7%	101,648	8.0%
2008	34	6.2%	75,319	5.9%
After 2008	349	63.8%	757,503	59.5%

*	Such franchises are operated on a month-to-month basis and are in the process of being renewed.

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

The 1996 Telecom Act contains provisions designed to encourage local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Certain telephone companies have begun to deploy fiber more extensively in their networks and some have announced plans to deploy broadband services, including video programming services, using a switched Internet protocol platform or other technologies designed to avoid the same regulatory burdens imposed on our business. New laws or regulations at the federal or state level may clarify the ability of local telephone companies to provide their services without obtaining state or local cable franchises. If local telephone companies are not required to obtain local cable franchises comparable to ours, it would be adverse to our business. Local exchange telephone companies and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The ability of local exchange telephone companies to cross-subsidize video, data and telecommunication services also poses some threat to cable operators.

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

Cable television systems are operated under non-exclusive franchises granted by local authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2004, our Evansville, Indiana and Columbus, Ohio systems were overbuilt. As a result, approximately 9% of the total homes passed by our systems were overbuilt as of such date.

Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems’ programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., EchoStar Communications Corporation and Rainbow DBS. Direct broadcast satellite television systems have some advantages over cable systems that were not upgraded, such as greater channel capacity and digital picture quality. The recent acquisition of DIRECTV by News Corp. may provide it with access to financial, programming and other resources that enhance its competitive potential. In addition, legislation has been enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television systems packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed Internet and voice communications. Direct broadcast satellite has enjoyed a 23% average penetration nationwide, and we believe that satellite penetration in our various markets generally is in accordance with such average.

Several telephone companies are introducing digital subscriber line technology (“DSL”), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speed of a cable modem, we believe that the transmission speed of DSL technology is sufficiently high that such technology competes with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed Internet and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations. In addition to DSL and dialup modems for providing Internet access, other technologies are entering the marketplace. For example, there is a wireless technology popularly known as “Wi-Fi,” which is faster than dial-up, but slower than cable modem technology. In addition, the FCC has recently approved the provision of broadband Internet service to consumers over electronic power lines.

As we expand our offerings to include telephone services, telephone services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers as well as competing providers using alternative technologies such as voice over Internet protocol (“VoIP”). The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. In addition, new technologies such as VoIP may allow competing telephone providers to offer service in competition with us over an existing broadband connection (e.g., cable modem or DSL), thereby avoiding significant capital expenditures for a local distribution infrastructure. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While we may add our telephone service offering to various markets, the service has only been launched in selected markets and has not yet achieved material penetration levels.

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

For cable systems not subject to effective competition, the 1992 Cable Act required the FCC to adopt a formula for franchising authorities to assure that basic cable rates are reasonable; allowed the FCC to review rates for cable programming service tiers, other than per-channel or per-program services, in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring basic customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of compliance; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retireing and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limited the class of complainants regarding cable programming service tier rates to franchising authorities only, and ended FCC regulation of cable programming service tier rates on March 31, 1999. The 1996 Telecom Act also relaxed existing uniform rate requirements by specifying that such requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing may be lodged with the FCC. In addition, the 1996 Telecom Act expanded the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except direct broadcast satellite television systems.

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

Carriage of Broadcast Television Signals

The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are “local” to a cable television system, that is to say that the system is located in the station’s Nielsen “designated market area,” to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The last election between must-carry and retransmission consent was October 1, 2002. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station’ city of license; or (ii) the station’ Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. The FCC has issued a decision in a rulemaking proceeding dealing with the carriage of television signals in a digital format, both high definition and standard digital. The rules require carriage of local television broadcast stations that transmit solely in a digital format. In addition, the FCC recently reaffirmed that a station transmitting in both analog and digital formats during the current several-year transition period is entitled to carriage of only its analog signal and that the mandatory carriage obligation extends only to the primary video signal, and not to multiple services transmitted by a station over its digital channel.

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

The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, were required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of July 1, 2006, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

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

Pole Attachments

The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they adequately regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they adequately regulate the rates, terms and conditions for pole attachments. Illinois, Ohio, and Kentucky, states in which we operate, have made such a certification. In the absence of state regulation, the FCC administers such pole attachment and conduit use rates through use of a formula which it has devised. Pursuant to the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable television systems, which offers telecommunications services. This new formula will result in higher attachment rates that will apply only to cable television systems which elect to offer telecommunications services. Any increases pursuant to this new formula began in 2001, and will be phased in by equal increments over the five ensuing years. The FCC ruled that the provision of Internet services will not, in and of itself, trigger use of the new formula. The Supreme Court affirmed this decision and also held that the FCC’s authority to regulate rates for attachments to utility poles extended to attachments by cable operators and telecommunications carriers that are used to provide Internet service or for wireless telecommunications service. This development benefits our business and will place a constraint on the prices that utilities can charge with regard to the cable facilities over which we also provide Internet access service.

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

State and Local Regulation

Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. Franchises generally contain provisions governing fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. The terms and conditions of each franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. The 1984 Cable Act places certain limitations on a franchising authority’s ability to control the operation of a cable television system. The 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments. The 1996 Telecom Act restricts a franchising authority from either requiring or limiting a cable television operator’s provision of telecommunications services.

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

The foregoing summarizes certain material present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry or us can be predicted at this time.

Internet Access Service

We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers (“ISPs”). ISPs include such companies as America Online, MSN and Earthlink as well as major telecommunications providers, including AT&T and local exchange telephone companies. A number of local franchising authorities have attempted to require cable companies offering Internet access service over their broadband facilities to allow access to those facilities on an unbundled basis to other ISPs. To date, all such efforts have been overturned in the courts. However, many ISPs and local franchising authorities have continued to ask the U.S. Congress and the FCC to mandate such access, or at least to allow local authorities to impose such a requirement. Although the FCC has thus far declined to impose such an access requirement on cable companies, the issue remains under consideration. The FCC has recently decided that cable Internet service should be classified for regulatory purposes as an “information service” rather than either a “cable service” or a “telecommunications service.” Concurrently, the FCC has initiated a wide-ranging rulemaking proceeding in which it seeks comment on the regulatory ramifications of this classification. Among the issues to be decided are whether the FCC should permit local authorities to impose an access requirement, whether local authorities should be prohibited from imposing fees on cable Internet service revenues, and what regulatory role local authorities should be permitted to play. Meanwhile, the U.S. Supreme Court has agreed to review a ruling by the U.S. Court of Appeals for the Ninth Circuit that cable Internet service includes both “information service” and “telecommunications service” components. The outcome of these FCC and judicial proceedings could have a material impact on our provision of cable Internet service.

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

Local telecommunications services are subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as “exchange access,” is subject to regulation both by the FCC and by state utility commissions. As providers of local exchange service, we are subject to the requirements imposed upon competitive local exchange companies by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation, among others. Although we cannot predict whether and the extent to which a state may seek to regulate us, increased regulation would likely increase our cost of doing business.

Numerous cable operators are either exploring or have commenced offering voice over Internet protocol (“VoIP”) as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment for VoIP, ranging from minimal or no regulation to full-blown common carrier status. The FCC has announced a proceeding to determine any appropriate regulatory obligations for VoIP. While the outcome of this proceeding cannot be predicted and is expected to address a wide variety of issues, the FCC has issued an initial ruling that finds VoIP to be interstate for judicial purposes, thereby preempting certain state or local regulation.

Employees

As of December 31, 2004, we employed approximately 3,550 full-time employees and 75 part-time employees. We consider our relations with our employees to be good.

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

In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and did not involve damages. The third such claim was for violation of Knology’s first amendment rights, which was to proceed to trial solely on the issue of damages, and could have resulted in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims related to allegations of anticompetitive conduct arising from the state court lawsuit and were to proceed to trial on the merits. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and ruled in our favor overturning the trial court’s rulings in favor of Knology. The Sixth Circuit found that our right to file the state court lawsuit against the City was protected and thus we were immune from liability arising from that lawsuit. Knology filed a motion for an en banc review by the Sixth Circuit which was denied March 2005. The matter will return to the trial court for final rulings consistent with the Sixth Circuit opinion.

We have become aware that four purported class action lawsuits were filed in the Delaware Court of Chancery naming Insight Communications Company, Inc. and each of its directors as defendants. Three of the lawsuits also name The Carlyle Group as a defendant. Three of these lawsuits were filed on March 7, 2005 and are identified as Wagenti v. Insight Communications Company, Inc., et al.; Schemis v. Insight Communications Company, Inc., et al.; and Bellamy v. Insight Communications Company, Inc., et al. The fourth lawsuit was filed on March 14, 2005 and is identified as Central Laborers’ Pension Fund v. Insight Communications Company, Inc., et al. The complaints allege, among other things, that the defendants have breached their fiduciary duties to the stockholders of Insight in connection with a proposal from Sidney R. Knafel and Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of the outstanding, publicly-held Class A common stock of Insight. The complaints also seek the certification of a class of Insight stockholders; preliminary and permanent injunctive relief prohibiting the defendants from proceeding with the proposed transaction; rescission or other damages in the event the proposal is consummated; an accounting; costs and disbursements, including attorneys’ fees; and other relief.

We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4A.	Executive Officers of the Registrant

The executive officers of the Registrant are as follows:

Name	Age	Position
Sidney R. Knafel	74	Chairman of the Board and Director
Michael S. Willner	52	Vice Chairman, President, Chief Executive Officer and Director
Dinni Jain	41	Executive Vice President, Chief Operating Officer and Director
John Abbot	42	Senior Vice President and Chief Financial Officer
Elliot Brecher	39	Senior Vice President, General Counsel and Secretary

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

Michael S. Willner is a co-founder and has served as Chief Executive Officer since 1985. Mr. Willner has also served as Vice Chairman since August 2002, served as President from 1985 to August 2002 and reassumed the position of President in August 2003. Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable’s Bergen County, New Jersey cable television system from 1975 to 1977. He currently serves on the Board of Directors and Executive Committee of the National Cable & Telecommunications Association. He also serves on the boards of C-SPAN, Women in Cable and Telecommunications, the Cable Center and the Walter Kaitz Foundation, as well as the Executive Committee of CableLabs. Mr. Willner is a graduate of Boston University’s College of Communication and serves on the school’s Executive Committee.

Dinni Jain has served as Executive Vice President and Chief Operating Officer since October 2003. He joined Insight Communications in January 2002 as Senior Vice President and Chief Financial Officer. From 1994 through 2002, he served in a number of roles in sales, marketing, customer service, strategy, corporate development and general management of NTL Incorporated, one of Europe’s leading cable and telecommunications companies. He ultimately served as Deputy Managing Director of NTL’s Consumer Division, overseeing customer and new business growth, as well as the quality of customer satisfaction. He also managed the operations of NTL’s Cable and Wireless Consumer Group from 2000 to 2001. He currently serves on the Board of Directors of The Cable & Telecommunication Association for Marketing Foundation.

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

Our Class A common stock trades on The Nasdaq Stock Market (“Nasdaq”) under the symbol ICCI. The following table sets forth the range of the high and low sales prices of the Class A common stock for the periods indicated as reported by Nasdaq:

Quarter Ended	High	Low
March 31, 2003	$12.00	$11.42
June 30, 2003	$13.73	$13.11
September 30, 2003	$9.84	$9.46
December 31, 2003	$10.66	$10.31
March 31, 2004	$11.73	$8.90
June 30, 2004	$10.61	$8.65
September 30, 2004	$9.41	$8.11
December 31, 2004	$9.78	$7.83

At February 13, 2005, there were approximately 218 and 13 stockholders of record of our Class A and Class B common stock. The number of Class A stockholders does not include beneficial owners holding shares through nominee names.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2004, we granted stock options to certain of our employees to purchase an aggregate of 293,500 shares of common stock and issued to employees 15,000 shares of common stock, all of which were issued in the form of restricted shares. The grants of stock options and the issuances of common stock were not registered under the Securities Act of 1933 because such grants and issuances either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options and common stock were granted and issued for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6.	Selected Financial Data

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2004. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this report. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2004	2003	2002	2001	2000 (1)
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,002,456	$902,592	$811,995	$729,038	$489,146
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization)	343,769	328,385	282,982	263,419	170,071
Selling, general and administrative	226,641	187,103	173,505	153,003	104,974
Depreciation and amortization	243,561	231,760	216,506	383,449	236,242

Total operating costs and expenses	813,971	747,248	672,993	799,871	511,287

Operating income (loss)	188,485	155,344	139,002	(70,833)	(22,141)
Other income (expense):
Gain on cable systems exchange	—	27,134	—	34,178	(956)
Interest expense	(201,450)	(206,031)	(204,730)	(213,045)	(115,524)
Interest income	749	1,433	2,126	7,315	5,771
Other	(3,388)	(31)	(502)	(2,320)	(294)

Total other expense, net	(204,089)	(177,495)	(203,106)	(173,872)	(111,003)

Loss before minority interest, investment activity, extinguishments of obligations, gain on contract settlement, income taxes and extraordinary item	(15,604)	(22,151)	(64,104)	(244,705)	(133,144)
Minority interest income (expense)	(14,023)	(7,936)	31,076	141,314	67,773
Equity in losses of investees	—	—	—	(2,031)	(3,830)
Gain (loss) from early extinguishment of debt (2)	—	(10,879)	3,560	(10,315)	—
Loss on settlement of put obligation	—	(12,169)	—	—	—
Gain on settlement of programming contract	—	37,742	—	—	—
Impairment write-down of investments	—	(1,500)	(18,023)	(9,899)	(88,554)
Gain on sale of equity investments	—	—	—	—	80,943

Loss before income taxes and extraordinary item	(29,627)	(16,893)	(47,491)	(125,636)	(76,812)
Income tax benefit	201	2,702	5,175	50,847	33,825

Loss before extraordinary item	(29,426)	(14,191)	(42,316)	(74,789)	(42,987)

Extraordinary item, net of tax	15,627	—	—	—	—

Net loss (3)	(13,799)	(14,191)	(42,316)	(74,789)	(42,987)
Accrual of preferred interests (4)	—	(10,353)	(20,107)	(19,432)	(18,725)

Net loss applicable to common stockholders	$(13,799)	$(24,544)	$(62,423)	$(94,221)	$(61,712)
Basic and diluted loss per share attributable to common stockholders:
Loss before extraordinary item	$(0.49)	$(0.41)	$(1.04)	$(1.57)	$(1.03)
Extraordinary item	0.26	—	—	—	—

Net Loss	$(0.23)	$(0.41)	$(1.04)	$(1.57)	$(1.03)

	Year Ended December 31,
	2004	2003	2002	2001	2000(1)
	(dollars in thousands)
Other Financial Data:
Capital expenditures	$174,096	$196,658	$283,004	$325,581	$262,241
Net cash provided by operating activities	289,914	197,788	175,296	161,325	91,632
Net cash used in investing activities	173,544	234,691	293,390	802,875	279,810
Net cash provided by (used in) financing activities	(76,398)	22,225	(5,604)	806,365	108,400
Balance Sheet Data:
Cash and cash equivalents	$100,144	$60,172	$74,850	$198,548	$33,733
Fixed assets, net	1,154,251	1,216,304	1,220,251	1,151,709	820,888
Total assets	3,769,872	3,809,655	3,789,062	3,867,392	2,244,586
Total debt, including preferred interests (4)	2,807,563	2,848,291	2,772,824	2,728,189	1,552,804
Stockholders’ equity	545,810	557,119	587,055	646,030	540,680

	As of December 31, 2004
	South Region	East Region	West Region	Total
Technical Data:
Network miles	6,800	10,800	12,600	30,200
Number of headends	2	11	18	31
Number of headends serving 97% of our customers	1	8	5	14
Operating Data:
Homes passed (5)	548,100	815,900	1,011,300	2,375,300
Basic customers (6)	271,700	409,100	591,700	1,272,500
Basic penetration (7)	49.6%	50.1%	58.5%	53.6%
Digital ready homes (8)	271,700	389,000	563,400	1,224,100
Digital customers (9)	106,000	158,600	186,700	451,300
Digital penetration (10)	39.0%	40.8%	33.1%	36.9%
Premium units (11)	142,500	183,500	207,900	533,900
Premium penetration (12)	52.4%	44.9%	35.1%	42.0%
High-Speed Internet customers (13)	68,000	119,300	143,200	330,500

(1)	We acquired our Illinois cable systems in January 2001. Accordingly, results for 2000 do not include the results of the Illinois cable systems.

(2)	The Financial Accounting Standards Board has issued SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 and generally eliminates the classification of gains and losses from the early extinguishment of debt as extraordinary items. With the adoption of SFAS No. 145, we reclassified $10.3 million recorded in 2001 to results from continuing operations.

(3)	In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, we no longer record amortization expense associated with franchise costs, goodwill and other indefinite lived intangible assets. This change in accounting would have resulted in a net income (loss) of $(11.8) million and $(15.1) million for each of the years ended December 31, 2001 and 2000.

(4)	The preferred interests were converted to common interests as of September 26, 2003.

(5)	Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(6)	Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

(7)	Basic penetration means basic customers as a percentage of total number of homes passed.

(8)	Digital ready homes means the total number of basic customers to whom digital service is available.

(9)	Customers with a digital converter box.

(10)	Digital penetration means digital service units as a percentage of digital ready homes.

(11)	Premium units mean the total number of subscriptions to premium services, which are paid for on an individual unit basis.

(12)	Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(13)	Customers receiving high-speed Internet service.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our revenues are earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters, remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, facilitating the delivery of telephone services, commissions for products sold through home shopping networks and management fees.

We have generated increases in revenues for each of the past three fiscal years, primarily through a combination of acquisitions, internal customer growth, increases in monthly revenue per customer, growth in advertising revenue and increasing revenue from selling new services including high-speed Internet access, interactive digital video and telephone services.

As a result of our March 14, 2002 purchase of the remaining 50% equity interest in Insight Interactive, LLC, we now own 100% of Insight Interactive’s equity interests. As such, the operating results of Insight Interactive have been consolidated in the accompanying financial statements effective January 1, 2002. During 2001, we accounted for our 50% interest in Insight Interactive under the equity method.

We have historically recorded net losses through December 31, 2004. Some of the principal reasons for these net losses include depreciation and amortization associated with our acquisitions and capital expenditures related to the construction and upgrading of our systems, and interest costs on borrowed money. Beginning January 1, 2002, we no longer record amortization expense associated with goodwill and franchise costs; however, we expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

We face intense competition for our video programming services, primarily from direct broadcast satellite service, or DBS service providers. In 2004, competitive pressure from the DBS service providers increased when they launched local television channels in markets representing an estimated 37% of our basic customer base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were typically accompanied by significant marketing and advertising and were a major cause of our loss of basic customers in 2004. As of December 31, 2004, local television coverage in our markets by one or more DBS service provider represented an estimated 95% of our basic customers.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenue	$1,002,456	$902,592	$811,995
Operating costs and expenses:
Programming and other operating costs	343,769	328,385	282,982
Selling, general and administrative	226,641	187,103	173,505
Depreciation and amortization	243,561	231,760	216,506

Total operating costs and expenses	813,971	747,248	672,993

Operating income (loss)	188,485	155,344	139,002
Interest expense	(201,450)	(206,031)	(204,730)
Income tax benefit	201	2,702	5,175
Minority interest income (expense)	(14,023)	(7,936)	31,076
Extraordinary item	15,627	—	—
Net loss	(13,799)	(14,191)	(42,316)
Net cash provided by operating activities	289,914	197,788	175,296
Net cash used in investing activities	173,544	234,691	293,390
Net cash provided by (used in) financing activities	(76,398)	22,225	(5,604)
Capital expenditures	174,096	196,658	283,004

Use of Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize in the following discussion of operating results Operating Income before Depreciation and Amortization, among other measures, to evaluate the performance of our businesses. Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. We also use this measure to determine how we will allocate resources and capital. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industry, although our measure may not be directly comparable to similar measures used by other companies. A limitation of Operating Income before Depreciation and Amortization, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures and investment spending. Another limitation of Operating Income before Depreciation and Amortization is that it does not reflect income net of interest expense, which is a significant expense of our company because of the substantial debt we have incurred to acquire cable television systems and finance capital expenditures for the upgrade of our cable network. Management evaluates the impact of interest expense through other measures including interest expense itself, Free Cash Flow and debt service covenant ratios under our credit facility.

We utilize in the discussion of liquidity below Free Cash Flow, which is net cash provided by operating activities (as defined by accounting principles generally accepted in the United States) less capital expenditures and distribution of preferred interests. Free Cash Flow is considered to be an important indicator of our liquidity, including our ability to repay indebtedness.

Both Operating Income before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, our Operating Income, Net Income and various cash flow measures (e.g., Net Cash Provided by Operating Activities), as well as other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Income (Loss) to Operating Income before Depreciation and Amortization

The following table reconciles Net Income (Loss) to Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Income (Loss) to Operating Income for purposes of the discussions that follow.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net income (loss)	$(13,799)	$(14,191)	$(42,316)
Income tax benefit (expense)	(201)	(2,702)	(5,175)

Loss before income taxes	(14,000)	(16,893)	(47,491)
Extraordinary item, net of tax	(15,627)	—	—

Loss before income taxes and extraordinary item	(29,627)	(16,893)	(47,491)
Impairment write-down of investments	—	1,500	18,023
Gain on settlement of programming contract	—	(37,742)	—
Loss on settlement of put obligation	—	12,169	—
Gain (loss) from early extinguishments of debt	—	10,879	(3,560)
Minority interest income (expense)	14,023	7,936	(31,076)

Loss before minority interest, investment activity, extinguishments of obligations, gain on contract settlement, income taxes and extraordinary item	(15,604)	(22,151)	(64,104)
Other income (expense):
Other	3,388	31	502
Interest income	(749)	(1,433)	(2,126)
Interest expense	201,450	206,031	204,730
Gain on cable system exchange	—	(27,134)	—

Total other expenses	204,089	177,495	203,106
Operating income	188,485	155,344	139,002
Depreciation and amortization	243,561	231,760	216,506

Operating Income before Depreciation and Amortization	$432,046	$387,104	$355,508

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from Net Cash Provided by Operating Activities to Operating Income for purposes of the discussions that follow.

	Year Ended December 31,
	2004	2003
	(in thousands)
Operating income	$188,485	$155,344
Depreciation and amortization	243,561	231,760

Operating Income before Depreciation and Amortization	432,046	387,104
Changes in working capital accounts (1)	25,741	(19,164)
Cash paid for interest	(167,602)	(169,704)
Cash paid for taxes	(271)	(448)

Net cash provided by operating activities	289,914	197,788
Capital expenditures	(174,096)	(196,658)
Distribution of preferred interests	—	(11,554)

Free Cash Flow	$115,818	$(10,424)

(1)	Changes in working capital accounts is based on the net cash changes in current assets and current liabilities, excluding changes related to interest and taxes and other non-cash expenses.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue for the year ended December 31, 2004 totaled $1.0 billion, an increase of 11% over the prior year, due primarily to customer gains in high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 41% over the prior year, primarily due to an increased customer base. We added a net 100,500 high-speed Internet customers during the year to end the year at 330,500 customers. Basic cable service revenue increased 7%, primarily due to basic rate increases partially offset by customer losses. Our loss in basic customers resulted primarily from greater competitive pressures by DBS service providers, particularly in those markets where we experienced their “local-to-local” launches. To reverse this video customer trend, we are increasing our customer retention efforts and our emphasis on bundling, enhancing and differentiating our video products and services with video-on-demand, high definition television and digital video recorders. In addition, digital service revenue increased 18% over the prior year, primarily due to an increased customer base. We added a net 48,400 digital customers during the year to end the year at 451,300 customers.

Revenue by service offering were as follows for the year ended December 31 (dollars in thousands):

	Revenue by Service Offering				% Change in Revenue
	2004	% of Total Revenue	2003	% of Total Revenue
Basic	$573,650	57.2%	$537,026	59.5%	6.8%
Digital	98,797	9.9%	83,471	9.3%	18.4%
High-speed Internet	132,011	13.2%	93,937	10.4%	40.5%
Premium	57,054	5.7%	57,247	6.3%	(0.3)%
Telephone	15,254	1.5%	12,333	1.4%	23.7%
Advertising	68,415	6.8%	58,832	6.5%	16.3%
Franchise fees	28,721	2.9%	27,350	3.0%	5.0%
Other	28,554	2.8%	32,396	3.6%	(11.9)%

Total	$1,002,456	100.0%	$902,592	100.0%	11.1%

Total Customer Relationships were approximately 1,322,700 as of December 31, 2004 compared to 1,327,200 as of December 31, 2003. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e. basic cable, high-speed Internet or telephone) without regard to which product they purchase. Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet and telephone customers, as of December 31, 2004 increased 7% as compared to December 31, 2003. RGUs by category were as follows (in thousands):

	RGUs by Category
	December 31, 2004	December 31, 2003
Basic	1,272.5	1,293.6
Digital	451.3	402.9
High-speed Internet	330.5	230.0
Telephone	64.3	55.4

Total RGUs	2,118.6	1,981.9

Average monthly revenue per basic customer, including management fee revenue and Insight Interactive revenue, was $64.96 for the year ended December 31, 2004, compared to $58.03 for the year ended December 31, 2003 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and digital service increased to $14.95 for the year ended December 31, 2004, up from $11.41 for the year ended December 31, 2003.

Programming and other operating costs increased $15.4 million, or 5%. Partially offsetting the increase in programming and other operating costs was the reversal of a $14.7 million accrual for property taxes for the years 1999 through 2004. Excluding the reversal of this accrual, programming and other operating costs increased 9%. Programming costs increased 11%, primarily as a result of increased programming rates for our classic service and an increase in digital customers served. In addition, programming costs increased due to an increase in high-speed Internet costs driven by the net addition of 100,500 high-speed Internet customers. This increase in high-speed Internet costs was partially offset by more favorable per customer charges under a new agreement with our Internet service provider, beginning July 2004. In addition, programming costs increased as a result of an increased volume of modems provided to customers under certain marketing campaigns. Excluding the reversal of the property tax accrual, other operating costs increased 4%, primarily attributable to increases in labor costs, which increased due to a reduction of network rebuild/upgrade activities.

Selling, general and administrative expenses increased $39.5 million, or 21%, primarily due to increased payroll and related costs reflecting salary increases for existing employees and increases in health insurance costs. In addition, marketing expenses increased to support the continued rollout of high-speed Internet and digital products and to maintain the core video customer base. A decrease in expenses previously allocated to Comcast Cable in connection with the cable systems we previously managed for a Comcast Cable affiliate also contributed to the increase in selling, general and administrative expenses. As this management arrangement was terminated effective July 31, 2004, the year ended December 31, 2004 contains only seven months of expense allocations versus a full year for the year ended December 31, 2003. While cost savings have been realized upon termination of the management arrangement, the impact of some of these savings is reflected in programming and other operating costs. In addition, bad debts and collection costs increased, reflecting an increase in the number of accounts written off combined with a higher balance per average account written off.

Depreciation and amortization expense increased $11.8 million, or 5%, primarily as a result of additional capital expenditures through December 31, 2004 to extend the plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $44.9 million, or 12%.

Interest expense decreased $4.6 million, or 2%. The decrease is related to lower interest rates, which averaged 7.1% for the year ended December 31, 2004, compared to 7.4% for the year ended December 31, 2003. For the years ended December 31, 2004 and 2003, our outstanding debt averaged $2.8 billion and $2.7 billion.

Minority interest increased $6.1 million, or 77%, to an expense of $14.0 million. The increase is primarily due to the gain recorded in connection with the termination of the telephone agreement with Comcast Cable.

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

Revenue by service offering were as follows for the year ended December 31 (dollars in thousands):

	Revenue by Service Offering
	2003	% of Total Revenue	2002	% of Total Revenue	% Change in Revenue
Basic	$537,026	59.5%	$506,128	62.3%	6.1%
Digital	83,471	9.3%	66,124	8.1%	2.6%
High-speed Internet	93,937	10.4%	58,968	7.3%	5.9%
Premium	57,247	6.3%	60,349	7.4%	(5.1)%
Telephone	12,333	1.4%	6,274.8%		96.6%
Advertising	58,832	6.5%	53,415	6.6%	10.1%
Franchise fees	27,350	3.0%	25,762	3.2%	6.1%
Other	32,396	3.6%	34,975	4.3%	(7.4)%

Total	$902,592	100.0%	$811,995	100.0%	11.2%

Total Customer Relationships were approximately 1,327,200 as of December 31, 2003 compared to 1,309,600 as of December 31, 2002. RGUs were approximately 1,981,800 as of December 31, 2003 compared to approximately 1,798,900 as of December 31, 2002, an increase of 10%. High-speed Internet net additions were 85,200 digital net additions were 68,200 telephone net additions were 24,800 and net basic customer additions were 4,700.

Average monthly revenue per basic customer, including management fee revenue and Insight Interactive revenue, was $58.03 for the year ended December 31, 2003, compared to $52.38 for the year ended December 31, 2002 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and digital service increased to $11.41 for the year ended December 31, 2003, up from $8.07 for the year ended December 31, 2002.

Programming and other operating costs increased $49.5 million or 18%. Programming costs increased 10%, primarily attributable to increased programming rates for our classic service, an increase in digital customers served, and additional programming in the newly rebuilt systems. These increases were offset by a $3.1 million credit from the settlement of a programming contract. Excluding the settlement of the programming contract, programming costs increased 11%. Other operating costs increased 39%, primarily attributable to increases in high-speed Internet costs driven by the net addition of 85,200 high-speed

Internet customers, and, labor costs, which increased due to the transition from upgrade activities to maintenance activities. Additionally, we entered into an interim service arrangement with @Home Corporation that required us to pay $10.0 million to @Home to extend high-speed Internet service through February 28, 2002. As a result of this arrangement we incurred approximately $7.9 million in excess of our original agreed-to cost for such services rendered, of which $4.1 million was incurred in 2002.

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

As a result of the factors listed above, Operating Income before Depreciation and Amortization increased $31.6 million or 9%. Interest expense remained relatively flat year over year. The increase of $1.3 million or 1% is primarily due to the inclusion of $5.0 million of accruals for preferred interests in accordance with SFAS No. 150, effective July 1, 2003. Previously, the accrual was treated as a dividend below net income or loss. Additionally, the increase is related to higher outstanding debt, which averaged $2.7 billion for the year ended December 31, 2003, versus $2.6 billion for the year ended December 31, 2002. These increases were partially offset by a decrease in interest expense due to lower interest rates, which averaged 7.4% for the year ended December 31, 2003, versus 7.9% for the year ended December 31, 2002.

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

Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes including the upgrade of our existing cable network, and in the future will be made for network extensions, new services, converters and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the years ended December 31, 2004 and 2003 was $289.9 million and $197.8 million. The increase was primarily attributable to an increase in operating income and the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the years ended December 31, 2004 and 2003 was $173.5 million and $234.7 million. The decrease was primarily attributable to three factors:

•	Capital spending decreased by $22.6 million for the year ended December 31, 2004, primarily due to a $20.1 million decrease in rebuild/upgrade costs reflecting the near completion of our rebuilds.

•	The swap of our Griffin, Georgia system for the New Albany, Indiana and Shelbyville, Kentucky systems in the first quarter of 2003, for which we paid $26.5 million to acquire cable systems serving approximately 12,000 additional customers.

•	The purchase of the Coaxial interests for $10.3 million in September 2003 in connection with the refinancing of our Ohio subsidiary.

Cash (used in) provided by financing activities for the years ended December 31, 2004 and 2003 was $(76.4) million and $22.2 million. During the year ended December 31, 2004, we:

•	Made scheduled debt amortization payments related to the A and B Term Loan portions of our credit facility, which totaled $62.3 million;

•	Repaid $6.0 million of revolver borrowings that were outstanding as of December 31, 2003 and did not need to re-borrow; and

•	Repurchased $10.0 million (face amount) of our 12¼% senior discount notes at the then accreted value of $8.1 million for $8.9 million in order to capitalize on current market conditions and help lower outstanding debt.

For the years ended December 31, 2004 and 2003, we spent $174.1 million and $196.7 million in capital expenditures. These expenditures principally constituted network extensions, upgrades to our headends, purchases of customer premise equipment and capitalized labor, all of which is considered necessary in order to maintain our existing network, to grow our customer base and expand our service offerings. For the year ending December 31, 2005, it is anticipated that we will spend approximately $220.0 million on capital expenditures.

Free Cash Flow for the year ended December 31, 2004 totaled $115.8 million compared to $(10.4) million for the year ended December 31, 2003. The increase was primarily driven by the following:

•	A $44.9 million increase in Operating Income before Depreciation and Amortization;

•	A $25.7 million source of Free Cash Flow for the year ended December 31, 2004 compared to a $19.2 million use for the year ended December 31, 2003 from changes in working capital accounts; and

•	A $22.6 million decrease in capital expenditures.

While we expect to continue to use Free Cash Flow to repay our indebtedness, interest rates have begun to increase, which could result in higher interest costs.

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

On December 9, 2003, Insight Midwest completed a $130.0 million add-on offering under the 10½% senior notes indenture. Insight Midwest received proceeds of $140.9 million, including $1.4 million of interest accruing from November 1, 2003 through the date of issuance that will be repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010, and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings credit facility. Since this additional add-on offering occurred under the 10½% senior notes indenture, these additional debt securities and the previous 10½% senior notes are considered a single series of senior notes with identical terms.

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

The Insight Midwest Holdings credit facility permits the distribution of cash from Midwest Holdings’ subsidiaries to enable Insight Midwest to pay interest on its 9¾% senior notes and 10½% senior notes, so long as there exists no default under the credit facility. The Insight Midwest Holdings credit facility contains covenants restricting, among other things, the ability of Midwest Holdings and its subsidiaries to acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. As of December 31, 2004, we were in compliance with the credit facility’s covenant requirements. Given current operating conditions and projected results of operations, we anticipate continued compliance under this credit facility for the foreseeable future.

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

On December 18, 2002 we repurchased $40.0 million face amount of the 12¼% senior discount notes at the then accreted value of $27.4 million for $23.2 million, resulting in a gain of $3.6 million, net of the write-off of unamortized deferred financing costs of $616,000. In June 2004, we repurchased $10.0 million face amount of the 12¼% Senior Discount Notes at the then accreted value of $8.1 million for $8.9 million, resulting in a loss of $843,000, which includes the write-off of unamortized deferred financing costs of $127,000. As of December 31, 2004, the outstanding principal and accreted amounts of these notes were $350.0 million and $305.2 million.

On March 28, 2002, we loaned $100.0 million to Insight Midwest. Insight Midwest Holdings is permitted by the terms of its credit facility to use available borrowings under its revolver and make distributions to Insight Midwest for the purpose of repaying our loan provided that there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. The balance of the loan including accrued interest was $127.4 million as of December 31, 2004.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We have the ability to draw upon $374.0 million of unused availability under the Insight Midwest Holdings Credit Facility as of December 31, 2004 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of December 31, 2004, including periods in which the related payments are due (in thousands):

	Long-Term Debt	Operating Leases	Total
2005	$83,500	$4,595	$88,095
2006	83,500	4,002	87,502
2007	83,500	3,026	86,526
2008	104,750	2,626	107,376
2009	1,517,500	1,891	1,519,391
Thereafter	980,000	1,360	981,360

Total cash obligations	$2,852,750	$17,500	$2,870,250

Recent Accounting Pronouncements

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. EITF Issue No. 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company adopted the provisions of EITF 04-1 during the fourth quarter of 2004 in connection with the acquisition of Comcast Cable’s telephone business described in Note 14.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and generally do not recognize compensation expense for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations. The impact of adoption of SFAS 123(R)

cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Investments

Periodically, we make strategic investments. All marketable securities are classified as available-for-sale securities and are carried at fair value. All other equity investments are carried at cost. Periodically, we assess the value of these investments by using information acquired from industry trends, the management of these companies and other external sources. Based on the information acquired, we record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Fixed Assets

Fixed assets include costs capitalized for labor and overhead incurred in connection with the construction of cable systems and is stated at cost. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Leasehold improvements are amortized using the straight-line method over shorter of the remaining terms of the leases or the estimated lives of the improvements.

Refer to Note 2 to our consolidated financial statements included in Item 8 for a discussion of our accounting policies with respect to these and other items.

Risk Factors

We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business.

We have a substantial amount of debt. The following table shows certain important credit statistics about us.

	As of December 31, 2004
	(dollars in thousands)
Total debt	$2,807,563
Stockholders’ equity	545,810
Debt to equity ratio	5.1	x

Our high level of combined debt could have important consequences for you, including the following:

•	Our ability to obtain additional financing in the future for capital expenditures, acquisitions, working capital or other purposes may be limited;

•	We will need to use a large portion of our revenues to pay interest on our borrowings, which will reduce the amount of money available to fund our operations, capital expenditures and other activities;

•	Some of our debt has a variable rate of interest, which exposes us to the risk of increased interest rates; and

•	Our indebtedness may limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

Our 50% stake in Insight Midwest constitutes substantially all of our operating assets, and our sole business is the management of Insight Midwest’s cable television systems. We may be forced to liquidate Insight Midwest before our 12 ¼% senior discount notes mature.

Although our financial statements consolidate the results of Insight Midwest, we own only 50% of the outstanding partnership interests in Insight Midwest. The other 50% of Insight Midwest is owned by an indirect subsidiary of Comcast Corporation, an entity over which we have no control. As a result, although our financial statements include 100% of the revenues of Insight Midwest, we are only entitled to share in the results and assets of Insight Midwest to the extent of our partnership interest. Insight Midwest accounted for substantially all of our 2004 revenues. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. The only cash we receive directly from Insight Midwest is a management fee of 3% based on revenues of the cable television systems and reimbursement of expenses.

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

Even if Insight Midwest receives funds from its subsidiaries, there can be no assurance that Insight Midwest can or would distribute cash to us to make payments on our outstanding 12¼% senior discount notes due to restrictions imposed by the indentures governing Insight Midwest’s outstanding senior notes and the Insight Midwest partnership agreement. The indentures governing Insight Midwest’s outstanding 10 ½% senior notes and 9 ¾% senior notes limit Insight Midwest’s ability to distribute cash to us for any purpose. Furthermore, because we only own a 50% equity interest in Insight Midwest, the Insight Midwest partnership agreement provides that Insight Midwest may not pay dividends or make other distributions to us without the consent of our partner, Comcast Cable. As a result, even if the creditors of Insight Midwest and its subsidiaries were to permit distributions to us, Comcast Cable could prohibit any such distribution. As a result, if we are unable to refinance the indebtedness of Insight Midwest and its subsidiaries on terms that provide Insight Midwest with a greater ability to provide us with funds prior to August 15, 2006, we may not be able to make payments required under the 12 ¼% senior discount notes.

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

The Insight Midwest Holdings credit facility contains covenants that restrict Insight Midwest Holdings and its subsidiaries’ ability to:

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

We have a history of net losses and expect to incur additional net losses in the future. We incurred a net loss before accruals of preferred interests of $74.8 million for the year ended December 31, 2001, $42.3 million for the year ended December 31, 2002, $14.2 million for the year ended December 31, 2003 and $13.8 million for the year ended December 31, 2004.

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

In recent years the cable industry has experienced an escalation in the cost of programming, and sports programming in particular. For 1998 through 2004, programming costs increased significantly. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs may continue to escalate and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 42% of the total programming and other operating costs and selling, general and administrative expenses for our systems for the year ended December 31, 2004.

The competition we face from other cable networks and alternative service providers may cause us to lose market share.

The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of customers. According to the FCC, the percentage of multichannel video customers served by cable television operators dropped from 73.6% as of June 2003 to 71.6% as of June 2004, while the percentage of customers served nationwide by direct broadcast satellite grew from 22.7% to 25.1% during this same period. This growing competition has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed Internet access, video-on-demand and telephone services.

Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminates a significant competitive advantage that cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators currently deliver local broadcast signals in the largest markets and continue to expand such carriage to additional markets.

The 1996 Telecom Act contains provisions designed to encourage local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Certain telephone companies have begun to deploy fiber more extensively in their networks and some have announced plans to deploy broadband services, including video programming services, using a switched Internet protocol platform or other technologies designed to avoid the same regulatory burdens imposed on our business. New laws or regulations at the federal or state level may clarify the ability of local telephone companies to provide their services without obtaining state or local cable franchises. If local telephone companies are not required to obtain local cable franchises comparable to ours, it would be adverse to our business.

Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called “overbuilding.” As of December 31, 2004, approximately 9% of the homes passed by our cable systems were overbuilt. As of December 31, 2004, SIGECOM, LLC had overbuilt our Evansville, Indiana system and passes approximately 83,000 homes also passed by us. Knology, Inc. has obtained a franchise to provide cable television service in the City of Louisville, Kentucky, where we operate a system, although they have not constructed a cable system. In addition, as of December 31, 2004, WideOpenWest had overbuilt our Columbus, Ohio system and passed approximately 130,800 homes also passed by us. In our Illinois system, the city of Springfield is considering a municipal overbuild. We cannot predict what effect competition from these or future competitors will have on our business and operations.

We will face competition from providers of alternatives to our Internet and telephone services.

Several telephone companies are offering digital subscriber line technology (also known as DSL services), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds generally have not been as fast as the transmission speeds of a cable modem, we believe that the transmission speeds of digital subscriber line technology are sufficiently high that such technology will compete with cable modem technology. We cannot predict the impact DSL technology will have on our Internet access services or on our operations.

As we expand our offerings to include telephone services in additional markets, the telephone services we deliver will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers as well as competing providers using alternative technologies such as voice over Internet protocol (“VoIP”). We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.

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

The U.S. Congress and the Federal Communications Commission have been asked to require cable operators to provide access over their cable systems to other Internet service providers. If we are required to provide forced access, it could prohibit us from entering into or limit our existing agreements with Internet service providers, adversely impact our anticipated revenues from high-speed Internet access services and complicate marketing and technical issues associated with the introduction of these services. To date, the U.S. Congress and the Federal Communications Commission have declined to impose these requirements although the FCC has recently issued a notice of proposed rulemaking on this matter. This same forced access issue is also being considered by some local franchising authorities and several courts. Based on a finding that it was bound by an earlier decision, the Ninth Circuit Court of Appeals overturned the FCC’s classification and found cable Internet service to include both “information service” and “telecommunications service” components. Although the Ninth Circuit’s decision is being reviewed by the U.S. Supreme Court, if upheld this decision could increase the risk of forced access obligations. Franchise renewals and transfers could also become more difficult depending upon the outcome of this issue.

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

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps and collars. The counter-parties to our swap and collar agreements are major financial institutions. As of December 31, 2004, $185.0 million of our interest rate swap and collar agreements expire in November 2005 and $130.0 million expire in November 2010.

The fair market value and carrying value of our 9¾% senior notes, 10½% senior notes and 12¼ senior discount notes was $1.4 billion and $1.3 billion as of December 31, 2004. Additionally, the fair market value of our credit facility borrowings approximate their carrying values as the credit facility borrowings bear interest at floating rates of interest. As of December 31, 2004, the estimated fair value (cost if terminated) of our interest rate swap and collar agreements was approximately $(1.6) million, which represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive loss depending on whether the derivative financial instruments qualify for hedge accounting.

Item 8.	Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page F-1.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information called for by Item 10 is set forth under the heading “Executive Officers of the Registrant” in Part I hereof and in “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to the 2005 Annual Meeting of Stockholders, which is incorporated herein by this reference.

Item 11.	Executive Compensation

Information called for by Item 11 is set forth under the heading “Executive Compensation” in the proxy statement, which is incorporated herein by this reference. Notwithstanding the foregoing, the information provided under the sub-headings “Report of the Compensation Committee” and the “Performance Graph” in the proxy statement is not incorporated by reference.

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

(b) Exhibits:

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of Registrant (1)

3.2	By-laws of Registrant (1)

10.1	1999 Equity Incentive Plan of Registrant (2)

10.1A	Form of Stock Option Agreement

10.1B	Form of Restricted Shares and Deferred Stock Award Agreement

10.2	Amended and Restated Credit Agreement, dated as of August 26, 2003, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (“Credit Agreement”) (3)

10.2A	Additional Term Loan Supplement to Credit Agreement, dated August 26, 2003 (3)

10.3	Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 2001(4)

10.4	Amended and Restated Management Agreement by and between Insight Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999 (5)

10.5	First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.(4)

10.6	Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of October 1, 1999(4)

10.7	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001(4)

10.8	Management Agreement by and between Insight Kentucky Partners II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999 (5)

10.9	Amended and Restated Operating Agreement of Insight Communications of Central Ohio, LLC, dated as of September 29, 2003 (3)

10.10	Management Agreement by and between Insight Communications of Central Ohio, LLC and Insight Communications Company, L.P., dated as of September 29, 2003 (3)

10.11	Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated January 5, 2001 (6)

10.11A	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002 (7)

10.12	Indenture relating to 9 ¾% senior notes of Insight Midwest, L.P. and Insight Capital, Inc., dated as of October 1, 1999 (8)

10.12A	First Supplemental Indenture, dated as of January 14, 2004, relating to 9¾% senior notes (9)

10.13	Indenture relating to 10½% senior notes of Insight Midwest, L.P. and Insight Capital, Inc., dated as of November 6, 2000(4)

10.13A	First Supplemental Indenture, dated as of January 14, 2004, relating to 10½% senior notes (9)

10.14	Indenture relating to 12.25% senior discount notes of Registrant, dated as of February 6, 2001(4)

10.14A	First Supplemental Indenture, dated as of January 14, 2004, relating to 12.25% senior discount notes (9)

10.15	Promissory Note, dated March 28, 2002, made by Insight Midwest, L.P. to the Registrant

10.16	Purchase Agreement, dated July 2, 2004, between Insight Midwest Holdings, LLC and Comcast Cable Holdings, LLC and certain of its affiliates (10)

10.17	Transition and Termination Agreement, dated as of July 22, 2004, between Comcast of Montana/Indiana/Kentucky/Utah and Insight Communications Company, L.P. (11)

10.18	Form of Exchange Agreement between Registrant and certain employees

10.19	Purchase Agreement, dated as of August 26, 2003, among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy (3)

10.20	Employment agreement with Dinesh C. Jain, dated October 9, 2003 (3)

10.21	Employment agreement with John Abbot, dated January 2, 2004 (9)

14	Code of Ethics (9)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of Insight Communications Company, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Insight Communications Company, Inc.

32	Section 1350 Certifications

(1)	Filed as an exhibit to Registrant’s Registration Statement on Form S-1 (Registration Statement No. 333-78293) and incorporated herein by reference.

(2)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(3)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registration Statement on Form S-4 of Insight Midwest, L.P. and Insight Capital, Inc. (Registration No. 333- 33540) and incorporated herein by reference.

(6)	Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 5, 2001, and incorporated herein by reference.

(7)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(8)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(9)	Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(10)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.

(11)	Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Insight Communications Company, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A, that Insight Communications Company, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 7, 2005, except for Note 16, as to which the date is March 15, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 7, 2005

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Insight Communications Company, Inc.

We have audited the accompanying consolidated balance sheets of Insight Communications Company, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 7, 2005, except for Note 16,

as to which the date is March 15, 2005

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	December 31, 2003
Assets
Cash and cash equivalents	$100,144	$60,172
Investments	5,053	4,078
Trade accounts receivable, net of allowance for doubtful accounts of $1,050 and $1,123 as of December 31, 2004 and 2003	31,355	29,313
Launch funds receivable	2,749	9,421
Prepaid expenses and other current assets	11,343	17,446

Total current assets	150,644	120,430
Fixed assets, net	1,154,251	1,216,304
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $18,892 and $13,676 as December 31, 2004 and 2003	27,896	33,288
Other non-current assets	2,692	5,244

Total assets	$3,769,872	$3,809,655

Liabilities and stockholders’ equity
Accounts payable	$31,886	$30,417
Accrued expenses and other current liabilities	40,838	34,182
Accrued property taxes	13,049	22,954
Accrued programming costs (inclusive of $36,838 and $28,322 due to related parties as of December 31, 2004 and 2003)	51,329	43,261
Deferred revenue	8,996	10,061
Interest payable	20,643	23,315
Debt – current portion	83,500	62,250

Total current liabilities	250,241	226,440
Deferred revenue	2,904	4,523
Debt	2,724,063	2,786,041
Other non-current liabilities	1,331	5,742
Minority interest	245,523	229,790
Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of December 31, 2004 and 2003	—	—
Common stock; $.01 par value:
Class A - 300,000,000 shares authorized; 50,912,910 and 50,685,317 shares issued and outstanding as of December 31, 2004 and 2003	509	507
Class B - 100,000,000 shares authorized; 8,489,454 and 8,879,468 shares issued and outstanding as of December 31, 2004 and 2003	85	88
Additional paid-in-capital	813,853	816,600
Accumulated deficit	(260,270)	(246,471)
Deferred stock compensation	(8,689)	(13,582)
Accumulated other comprehensive income (loss)	322	(23)

Total stockholders’ equity	545,810	557,119

Total liabilities and stockholders’ equity	$3,769,872	$3,809,655

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenue	$1,002,456	$902,592	$811,995
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $150,956, $142,387 and $130,507 of programming expense incurred through related parties during 2004, 2003 and 2002)	343,769	328,385	282,982
Selling, general and administrative	226,641	187,103	173,505
Depreciation and amortization	243,561	231,760	216,506

Total operating costs and expenses	813,971	747,248	672,993

Operating income	188,485	155,344	139,002
Other income (expense):
Gain on cable system exchange	—	27,134	—
Interest expense	(201,450)	(206,031)	(204,730)
Interest income	749	1,433	2,126
Other, net	(3,388)	(31)	(502)

Total other expense, net	(204,089)	(177,495)	(203,106)

Loss before minority interest, investment activity, extinguishments of obligations, gain on contract settlement, income taxes and extraordinary item	(15,604)	(22,151)	(64,104)
Minority interest income (expense)	(14,023)	(7,936)	31,076
Gain (loss) from early extinguishments of debt	—	(10,879)	3,560
Loss on settlement of put obligation	—	(12,169)	—
Gain on settlement of programming contract	—	37,742	—
Impairment write-down of investments	—	(1,500)	(18,023)

Loss before income taxes and extraordinary item	(29,627)	(16,893)	(47,491)
Income tax benefit	201	2,702	5,175

Loss before extraordinary item	(29,426)	(14,191)	(42,316)
Extraordinary item, net of tax	15,627	—	—

Net loss	(13,799)	(14,191)	(42,316)
Accrual of preferred interests	—	(10,353)	(20,107)

Net loss applicable to common stockholders	$(13,799)	$(24,544)	$(62,423)

Basic and diluted loss per share before extraordinary item	$(.49)	$(.41)	$(1.04)
Basic and diluted earnings per share related to extraordinary item	$.26	$—	$—
Basic and diluted loss per share attributable to common stockholders	$(.23)	$(.41)	$(1.04)
Basic and diluted weighted average shares outstanding	59,734	59,585	60,284

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2001	$602	$851,936	$(189,964)	$—	$(16,544)	$646,030
Net loss			(42,316)			(42,316)
Unrealized loss on investments					(8,904)	(8,904)
Realized impairment of investments					12,023	12,023
Unrealized gain on interest rate swaps					8,169	8,169

Total comprehensive loss						(31,028)

Acquisition of stock in satisfaction of employee loan	(7)	(9,576)				(9,583)
Issuance of stock to employees	4	5,769		(5,882)		(109)
Issuance of stock to 401(k) plan	1	1,851				1,852
Accrual of preferred interests		(20,107)				(20,107)

Balance at December 31, 2002	600	829,873	(232,280)	(5,882)	(5,256)	587,055
Net loss			(14,191)			(14,191)
Unrealized gain on investments					1,564	1,564
Realized gain on investments					(578)	(578)
Unrealized gain on interest rate swaps					4,247	4,247

Total comprehensive loss						(8,958)

Issuance of stock to 401(k) plan	1	1,677				1,678
Issuance of restricted stock	2	4,821		(4,823)		—
Issuance of stock through exercise of stock options and stock compensation		285		(31)		254
Retirement of stock acquired through the purchase of Coaxial	(8)	(8,336)				(8,344)
Contribution of Coaxial to Midwest Holdings		1,240				1,240
Retirement of put obligation		(7,100)				(7,100)
Accrual of preferred interests		(10,353)				(10,353)
Mark-to-market non-cash compensation		4,493		(4,493)		—
Amortization of non-cash compensation				1,647		1,647

Balance at December 31, 2003	595	816,600	(246,471)	(13,582)	(23)	557,119
Net loss			(13,799)			(13,799)
Unrealized loss on investments					(279)	(279)
Realized gain on investments					(386)	(386)
Unrealized gain on interest rate swaps					1,010	1,010

Total comprehensive loss						(13,454)

Issuance of stock to 401(k) plan	1	1,309				1,310
Issuance of restricted stock	1	766		(767)		—
Issuance of stock through stock compensation and exercise of stock options		74		32		106
Acquisition of stock in satisfaction of employee loans	(3)	(3,660)				(3,663)
Mark-to-market non-cash compensation		(1,236)		4,398		3,162
Amortization of non-cash compensation				1,230		1,230

Balance at December 31, 2004	$594	$813,853	$(260,270)	$(8,689)	$322	$545,810

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(13,799)	$(14,191)	$(42,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	243,561	231,760	216,506
Non-cash consulting expense	60	60	124
Impairment of investments	—	1,500	18,023
Gain on sale of investments	(386)	(578)	—
Loss (gain) on interest rate swaps	(36)	2,114	—
Loss (gain) on early extinguishments of debt	127	2,616	(3,560)
Settlement of put obligation	—	(7,100)	—
Gain on settlement of programming contract	—	(34,819)	—
Gain on cable systems exchange	—	(27,134)	—
Minority interest	14,023	7,936	(31,076)
Provision for losses on trade accounts receivable	18,301	13,366	13,386
Contribution of stock to 401(k) Plan	1,309	1,678	1,852
Amortization of note discount	34,931	33,118	31,736
Deferred income taxes	(701)	(2,952)	(5,676)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(20,343)	(16,954)	(15,871)
Launch fund receivable	6,672	(4,224)	7,783
Prepaid expenses and other current assets	6,011	(1,219)	2,713
Accounts payable	1,469	(16,803)	(20,003)
Accrued expenses and other current liabilities	(1,285)	29,614	1,675

Net cash provided by operating activities	289,914	197,788	175,296

Investing activities:
Purchase of fixed assets	(174,096)	(196,658)	(283,004)
Sale of fixed assets	1,913	—	—
Purchase of intangible assets	(107)	(889)	(1,588)
Purchase of investments	(1,856)	(1,347)	—
Sale of investments	602	999	—
Purchase of Coaxial interests	—	(10,321)	—
Purchase of cable television systems, net	—	(26,475)	(8,798)

Net cash used in investing activities	(173,544)	(234,691)	(293,390)

Financing activities:
Distributions of preferred interests	—	(11,554)	(14,000)
Net proceeds from borrowings under credit facility	—	118,000	131,000
Repayment of credit facility	(68,250)	(25,000)	(273,000)
Repayment of debt	(8,134)	(195,869)	(23,220)
Proceeds from issuance of notes	—	141,375	179,995
Debt issuance costs	(14)	(4,842)	(5,535)
Principal payment on capital lease and other non-current liabilities	—	—	(844)
Proceeds from exercise of stock options	—	115	—

Net cash provided by (used in) financing activities	(76,398)	22,225	(5,604)

Net change in cash and cash equivalents	39,972	(14,678)	(123,698)
Cash and cash equivalents, beginning of year	60,172	74,850	198,548

Cash and cash equivalents, end of year	$100,144	$60,172	$74,850

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of December 31, 2004. In addition, we also owned and operated a cable television system in Griffin, Georgia through February 28, 2003.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems and, through July 31, 2004, managed certain systems owned by an affiliate of Comcast Cable Holdings, LLC (“Comcast Cable”) (formerly known as AT&T Broadband, LLC), the owner of the remaining 50% interest in Insight Midwest.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Cable Services, LLC

2. Significant Accounting Policies

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

Revenue Recognition

Revenue is earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters, remote control devices, and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, facilitating the delivery of telephone services, commissions for products sold through home shopping networks, and management fees. Revenue is recorded in the month the related services are rendered. Fees received for activation of telephone services are amortized over the customer relationship period.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments

All marketable equity investments are classified as available-for-sale under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of stockholders’ equity. Fair value is based on quoted market prices. All other equity investments for which a quoted market price is unavailable are carried at cost and periodically reviewed for impairment.

Fixed Assets

Fixed assets are stated at cost and include costs capitalized for labor and overhead incurred in connection with the construction of cable system infrastructures, including those providing high-speed Internet and facilitating the delivery of telephone services. In addition, we capitalize labor, material costs and overhead associated with installations related to new services on customer premises. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining term of the leases or the estimated life of the improvements.

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted future cash flows generated from such assets, an impairment loss would be recognized for the amount that the asset’s carrying value exceeds its fair value. We believe that no impairment of fixed assets existed as of December 31, 2004 or 2003.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (continued)

Franchise Costs and Goodwill

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. In accordance with SFAS No. 142, we discontinued the amortization of indefinite-lived intangible assets, including our franchise costs and goodwill. SFAS No. 142 requires goodwill and indefinite-lived intangible assets be tested for impairment annually, or more frequently as warranted by events or changes in circumstances. According to guidance prescribed in Emerging Issues Task Force (“EITF”) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite-Lived Intangible Assets, single units of accounting operated as a single asset and essentially inseparable from each other, should be combined as a single asset group for purposes of impairment testing. Management has identified three asset groups based on cable system management, geographic clustering and management’s belief that such grouping represents the best use of those assets.

Additionally, during September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. In connection with adopting SFAS No. 142 and Topic D-108 and based on guidance from EITF Issue No. 02-7, we performed an impairment assessment using an independent third-party appraiser for the three asset groups identified. The valuation was completed as of October 1, 2004 and resulted in no impairment to our franchise costs.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred in securing bank loans and other sources of financing. These costs are amortized over the life of the applicable debt. For the years ended December 31, 2004, 2003 and 2002, we recorded amortization expense of $5.4 million, $4.8 million and $4.7 million.

Stock-Based Compensation

Pursuant to SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosure, we have elected to continue to account for employee stock-based compensation under Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an option holder must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price at the date of grant over the vesting period.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (continued)

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123 had been applied to each of the years ended December 31, 2004, 2003 and 2002. The following assumptions were used in determining the fair values: weighted average risk-free interest rate – 4.10% (2004), 3.50% (2003) and 4.00% (2002); stock price volatility of 50% in all years; dividend yield of 0% in all years; and expected option life of seven years in all years (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss attributable to common stockholders	$(13,799)	$(24,544)	$(62,423)
Stock-based compensation as reported, net of tax	4,497	1,707	124
Stock-based compensation determined under fair value based method for all awards, net of tax	(9,887)	(831)	(4,175)

Adjusted net loss attributable to common stockholders	$(19,189)	$(23,668)	$(66,474)

Basic and diluted net loss per share, as reported	$(.23)	$(.41)	$(1.04)

Basic and diluted net loss per share, SFAS 123 adjusted	$(.32)	$(.40)	$(1.10)

Comprehensive Loss

We own certain investments that are classified as available-for-sale and reported at market value, with net unrealized gains and losses recorded as components of comprehensive loss. Additionally, we record the effective portion of certain derivatives’ net unrealized gains and losses as components of comprehensive loss. Comprehensive loss is presented in the accompanying consolidated statements of changes in stockholders’ equity. The cumulative amount of comprehensive income (loss) is presented in the accompanying consolidated balance sheets as accumulated other comprehensive income (loss).

Loss Per Share

Basic loss per share is computed using average shares outstanding during the period. Diluted loss per share is equal to basic loss per share as we had generated net losses for the years ended December 31, 2004, 2003 and 2002, thereby making the potential effects of dilutive securities anti-dilutive. Securities that could potentially dilute basic earnings per share in the future include stock options and restricted stock units.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (continued)

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

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred. Marketing and promotional expenses, net of marketing support (recorded as a reduction to marketing expense), for the years ended December 31, 2004, 2003 and 2002 were $21.6 million, $10.5 million and $12.7 million.

Recent Accounting Pronouncements

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. EITF Issue No. 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company adopted the provisions of EITF 04-1 during the fourth quarter of 2004 in connection with the acquisition of Comcast Cable’s telephone business described in Note 14.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Significant Accounting Policies (continued)

and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and generally do not recognize compensation expense for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Reclassifications

Certain other prior year amounts have been reclassified to conform to the current year’s presentation.

3. Insight Midwest

In September 1999, Insight Midwest was formed to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with AT&T Broadband (now known as Comcast Cable). As of December 31, 2004, Insight Midwest was comprised of systems located in Indiana, Kentucky, Ohio and Illinois.

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

3. Insight Midwest (continued)

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Insight Midwest (continued)

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

3. Insight Midwest (continued)

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Insight Midwest (continued)

million on the extinguishment of these obligations as a result of call premiums and the write-off of deferred financing costs.

4. Investments

Insight Interactive and Liberate

Effective November 17, 1999, Insight Cable Services entered into a Contribution Agreement with Source Media, Inc., providing for the creation of a joint venture, Insight Interactive LLC. Under the terms of the Contribution Agreement, Source Media contributed its Virtual Modem 2.5 software and the Interactive Channel products and services, including SourceGuide and LocalSource television content. We contributed $13.0 million in equity financing for 50% of the equity in the joint venture.

On March 3, 2000, pursuant to a merger of the joint venture with a subsidiary of Liberate Technologies, Insight Interactive sold all of its VirtualModem assets in exchange for the issuance to each of Insight Cable Services and Source Media of 886,000 shares of Liberate common stock.

Insight Interactive continues to own and operate its programming assets, LocalSource and SourceGuide, and has preferred content and programming services agreements with Liberate. As a result of this transaction, we recorded a gain on sale of joint venture assets of $80.9 million in the year ended December 31, 2000. In addition, on December 31, 2000, we recorded an impairment write-down of $74.1 million to reflect an other-than-temporary decline in the value of our investment in Liberate. This impairment write-down was calculated as the difference between the fair value of the Liberate shares as of December 31, 2000 as compared to March 3, 2000, the date we received the shares. Further, on December 31, 2002, we recorded an additional impairment write-down of $12.0 million to reflect an other-than-temporary decline in the value of our investment in Liberate.

In November 2003, we sold 295,000 shares of our Liberate stock. We received net proceeds of $988,000 and recorded a gain on the sale of $566,000, which has been included in other expense in our consolidated statements of operations. During January and February 2004, we sold a total of 150,000 shares of our Liberate. We received net proceeds of $595,000 and recorded a net gain on the sale of $381,000 that has been included in other income in our consolidated statements of operations for the year ended December 31, 2004. The carrying amount of our investment in Liberate was $953,000 and $1.8 million as of December 31, 2004 and 2003.

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments (continued)

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

For the year ended December 31, 2001, we accounted for our investment in Insight Interactive under the equity method of accounting. Accordingly, the statement of operations for the year ended December 31, 2001 includes a loss of $2.0 million that represents our 50% share of Insight Interactive’s net loss.

On March 14, 2002, Insight Cable Services purchased the remaining 50% equity interest in Insight Interactive that it did not already own from Source Media by tendering $10.2 million face amount of Source Media’s 12% bonds. The fair market value of such tendered bonds on March 14, 2002 was $205,000. The excess of the fair value of Insight Interactive’s acquired assets and liabilities over the purchase price of $205,000, totaling $571,000, was allocated as a reduction to long-lived assets based on their respective fair values. The operating results of Insight Interactive have been consolidated in the accompanying financial statements effective January 1, 2002.

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Fixed Assets

	December 31, 2004	December 31, 2003
	(in thousands)
Land, buildings and improvements	$41,131	$40,196
Cable system equipment	2,182,800	2,051,559
Furniture, fixtures and office equipment	20,073	17,862

	2,244,004	2,109,617
Less accumulated depreciation	(1,089,753)	(893,313)

Total fixed assets, net	$1,154,251	$1,216,304

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $233.8 million, $225.2 million and $211.8 million.

During the year ended December 31, 2002, we wrote-off approximately $11.1 million related to video-on-demand equipment as a result of transitioning to a new video-on-demand service provider. This amount was included in depreciation and amortization in our consolidated statement of operations.

6. Debt

	December 31, 2004	December 31, 2003
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,487,750	$1,556,000
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000
Insight Inc. 12¼% Senior Discount Notes	350,000	360,000

	2,852,750	2,931,000
Net unamortized discount/premium on notes	(45,706)	(82,503)
Market value of interest rate swaps	519	(206)

Total debt	$2,807,563	$2,848,291

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt (continued)

to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.

On August 26, 2003 we amended the Insight Midwest Holdings Credit Facility in connection with our refinancing of all the obligations and conditionally guaranteed obligations of Insight Ohio. The amendment increased the Term B loan portion of the credit facility from $900.0 million to $1.125 billion, which increased the total facility size to $1.975 billion from $1.750 billion. We had the ability to draw upon $374 million on December 31, 2004. We recorded $2.2 million of deferred financing costs associated with this amendment that is being amortized over the remaining term of the credit facility.

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

The Insight Midwest 9¾% Senior Notes became redeemable on or after October 1, 2004 and the 10½% Senior Notes are redeemable on or after November 1, 2005. In addition, Insight Midwest can redeem up to 35% of the Insight Midwest 9¾% and 10½% Senior Notes prior to October 1, 2002 and November 1, 2005, with the net proceeds from certain sales of Insight Midwest’s equity. Each holder of the Insight Midwest Senior Notes may require Insight Midwest to redeem all or part of that holder’s notes upon certain changes of control. The Insight Midwest Senior Notes are general unsecured obligations and are subordinate to all other liabilities of Insight Midwest, the amounts of which were $1.7 billion and $1.8 billion as of December 31, 2004 and 2003. The Insight Midwest Senior Notes contain certain financial and other debt covenants.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Debt (continued)

In May 2000 and September 2001, Insight Midwest completed exchange offers pursuant to which the 9¾% Senior Notes and 10½% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2002, Insight Midwest completed a $185.0 million add-on offering under the 9¾% Senior Notes indenture. Insight Midwest received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that was repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 9¾% Senior Notes indenture, these additional debt securities and the 9¾% Senior Notes are considered a single series of senior notes with identical terms. In June 2003, Insight Midwest completed an exchange offer pursuant to which the $185.0 million add-on offering under the 9¾% Senior Notes were exchanged for identical notes registered under the Securities Act of 1933.

In December 2003, Insight Midwest completed a $130.0 million add-on offering under the 10½% Senior Notes indenture. Insight Midwest received proceeds of $140.9 million, including $1.5 million of interest accruing from November 1, 2003 through the date of issuance that was repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010 and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 10½% Senior Notes indenture, these additional debt securities and the 10½% Senior Notes are considered a single series of senior notes with identical terms.

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

6. Debt (continued)

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

No cash interest on the discount notes will accrue prior to February 15, 2006. Thereafter, cash interest on the discount notes will accrue and be paid on February 15 and August 15 of each year, commencing August 15, 2006. The initial accreted value of the discount notes will increase until February 15, 2006 such that the accreted value will equal the revised outstanding principal amount of $350.0 million on February 15, 2006.

Debt Principal Payments

As of December 31, 2004, principal payments required on our debt were as follows (in thousands):

2005	$83,500
2006	83,500
2007	83,500
2008	104,750
2009	1,517,500
Thereafter	980,000

Total	$2,852,750

7. Derivative Instruments

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Derivative Instruments (continued)

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $36,000 for the year ended December 31, 2004, which is included in other income (expense). As of December 31, 2004 and 2003, we recorded $(364,000) and $275,000 of interest receivable (payable) related to these agreements. The cost if terminated of these agreements was $2.1 million as of December 31, 2004 and 2003.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of December 31, 2004 and 2003 was $519,000 and $(206,000) and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31,:

	2004	2003	2002
	(in thousands)
Interest	$167,602	$169,704	$167,703

Income taxes	271	448	531

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

10. Income Taxes

For the years ended December 31, 2004, 2003 and 2002, we recorded a deferred tax benefit of $0.7, $3.0, and $5.7 million. In addition, for the tax years ended December 31, 2004, 2003 and 2002, we recorded a current tax expense related to state and local taxes of approximately $500,000, $300,000 and $500,000. Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

Significant components of our deferred tax assets and liabilities consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$267,032	$252,894
Unrealized loss on investments	8,069	8,160
Deferred interest expense	47,712	34,608
Interest rate hedges	—	701
Capital loss	7,613	7,405
Other	98	92

Gross deferred tax asset	330,524	303,860
Valuation allowance	(251,188)	(249,069)

Net deferred tax asset	79,336	54,791
Deferred tax liabilities:
Depreciation and amortization	5,730	4,291
Partnership investment	73,606	50,500

Gross deferred tax liability	79,336	54,791

Net deferred tax liability	$—	$—

We have provided a full valuation allowance on our deferred tax asset, consisting primarily of net operating loss carryforwards and unrealized losses on investments, due to the uncertainty regarding our realization of such assets in the future. The increase in the valuation allowance on the deferred tax asset for the year ended December 31, 2004 was $2.1 million.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Benefit at federal statutory rate	$(4,900)	$(5,743)	$(16,147)
State and local taxes	500	(1,473)	(4,063)
Expenses not deductible for U.S. tax purposes	36	85	94
Preferred interest accrual	—	(3,520)	(6,837)
Disallowed interest expense	933	810	721
Disallowed compensation deduction	1,553	—	—
Tax effect of interest rate swaps	(701)	(2,952)	(5,676)
Increase in valuation allowance	2,378	10,091	26,733

Income tax (benefit) provision	$(201)	$(2,702)	$(5,175)

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes (continued)

As of December 31, 2004, we had a net operating loss carry-forward of $651.3 million for U.S. federal income tax purposes. Our net operating loss began accumulating effective July 26, 1999, the date of our initial public offering. The net operating loss will expire in the years 2019 through 2024.

11. Stock Option Plan and Other Stock Based Compensation

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

Employee stock options generally vest over five years and expire ten years from the date granted. The following summarizes stock option activity for the years ended December 31, 2004, 2003 and 2002:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2001	4,157,740	$22.79
Granted	1,792,186	11.31
Canceled/forfeited	(145,500)	19.46

Outstanding as of December 31, 2002	5,804,426	19.33
Granted	244,780	11.70
Exercised	(12,500)	9.06
Canceled/forfeited	(3,878,901)	22.83

Outstanding as of December 31, 2003	2,157,805	12.23
Granted	3,123,300	9.10
Canceled/forfeited	(165,504)	11.59

Outstanding as of December 31, 2004	5,115,601	$10.34

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Option Plan and Other Stock Based Compensation (continued)

The weighted average fair value of options granted in 2004, 2003 and 2002 was $5.13, $6.39 and $6.44 per share. As of December 31, 2004, 2003 and 2002, 838,955, 525,034 and 1,973,969 of the outstanding options were exercisable with weighted average exercise prices of $12.90, $14.51 and $23.62.

The following summarizes details of outstanding stock options as of December 31, 2004:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$8.38 – $12.38	3,889,841	$9.16	9.1
$12.83 –$18.99	1,143,418	$13.28	7.7
$20.90 –$27.03	82,342	$24.22	5.4

	5,115,601	$10.34	8.8

Pursuant to SFAS No. 123, we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under the Plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

Other Stock Based Compensation

Restricted and Deferred Stock

In 2004, we issued to employees 90,000 shares of common stock in the form of restricted stock. The restricted stock vests over a five-year period and is issued in the name of the employee on the date of grant and held by us until the shares vest. We recorded deferred compensation expense of $767,000, which is being amortized on a straight-line basis over the vesting term. In 2003, we issued to employees 488,000 shares of common stock, 150,000 shares of which were issued in the form of restricted stock and 338,000 shares of which were issued in the form of deferred stock.

Employee Loans

In connection with our initial public offering, we issued a total of 1,412,181 shares of common stock to our employees. We recorded non-cash compensation expense of $19.3 million in connection with the issuance of these shares. In October 1999 and April 2000, we made loans to certain of these employees, the proceeds of which were used to satisfy their individual income tax withholding obligations resulting from their receipt of these shares. In the aggregate, these loans totaled $14.0 million and were recorded as other non-current assets. The loans were non-recourse and represented by notes secured by common stock pledges equal to the number of shares each individual received as compensation.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Option Plan and Other Stock Based Compensation (continued)

Through April 1, 2001, the notes charged interest at a rate of 6% per annum. Subsequent to April 1, 2001, the rate of interest was adjusted to 5% per annum. The maturity date of the notes was extended from October 1, 2004 to October 1, 2009. In any case, the notes would become due 180 days following termination of employment. The proceeds of any sales of the pledged shares were required to be applied towards early repayment of these loans unless the value of the remaining shares exceeded 200% of the remaining loan amount.

As of December 31, 2004, accrued interest on these loans since October 1999 continued to be fully reserved as a result of a loan interest forgiveness provision approved by the board of directors, which provided for forgiveness, at our election, of accrued interest on the loans to employees in good standing, as well as gross-up payments related to the employee’s income tax liabilities arising from such forgiveness. On October 1, 2001, the first interest forgiveness initiative under this provision became effective whereby all accrued interest from October 1, 1999 through September 30, 2001 was forgiven. Additionally, all income taxes related to such interest forgiveness were paid by us on behalf of the affected employees. Forgiven interest through September 30, 2001 amounted to $1.6 million. Income tax liabilities resulting from such forgiven interest through September 30, 2001 amounted to $1.7 million, which is included in our statement of operations as compensation expense.

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

Additionally, pursuant to the approval of our Board of Directors on July 31, 2003, all accrued interest on the remaining outstanding notes from October 1, 2002 through September 30, 2003 was forgiven. We made gross-up payments with respect to the income taxes related to such interest forgiveness on behalf of the affected employees. Forgiven interest from October 1, 2002 through September 30, 2003 amounted to $219,000, and gross-up payments with respect to the employees’ income tax liabilities resulting from such forgiven interest amounted to $209,000, which amount has been ratably accrued into our statement of operations as compensation expense over the twelve months ended September 30, 2003. Pursuant to the approval of our Board of Directors on July 28, 2004, all accrued interest on the remaining outstanding notes from October 1, 2003 through September 30, 2004 was forgiven. We made gross-up payments with respect to the income taxes related to such interest forgiveness on behalf of the affected employees. Forgiven interest from October 1, 2003 through September 30, 2004 amounted to $219,000, and gross-up payments with respect to the employees’ income tax liabilities resulting from such forgiven interest amounted to $195,000, which has been accrued as compensation expense for the year ended December 31, 2004.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Option Plan and Other Stock Based Compensation (continued)

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

Between December 8 and 31, 2004, we made an offer to each of the of the individuals with a loan obligation to (i) cancel such individual’s loan (including accrued interest) upon the surrender to us of such individual’s pledged shares and (ii) issue restricted shares of our Class A common stock as an incentive to surrender the pledged shares and, in the case of current employees, to encourage the employee’s long-term future performance, and in the case of former employees, to reward such former employees for their past services to us.

As of December 31, 2004, each of the individuals with a loan obligation accepted the offer and surrendered an aggregate of 395,210 shares of common stock in cancellation of the aggregate $4.3 million of loans. The closing price of our Class A common stock on such date was $9.27. Subject to shareholder approval and within five business days after an amendment to our 1999 Equity Incentive Plan to increase the number of shares available for issuance, the employees and former employees will be granted an aggregate of 825,641 shares of restricted stock.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt: The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates. The fair value of our Senior Notes and Senior Discount Notes are based on quoted market prices. The fair value of Insight Midwest’s 9¾% Senior Notes as of December 31, 2004 and 2003 was $404.3 million and $407.1 million. The fair value of Insight Midwest’s 10½% Senior Notes as of December 31, 2004 and 2003 was $689.9 million and $685.1 million.

The fair value of Insight Inc. 12¼% Senior Discount Notes was $338.6 million and $309.6 million as of December 31, 2004 and 2003.

Interest rate swap agreements: Interest rate swap agreements are recorded in our financial statements at fair value. The cost of such swap agreements was $1.6 million and $5.7 million as of December 31, 2004 and 2003.

13. Minority and Preferred Interests

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

As of July 1, 2003, we had $195.2 million of preferred interests recorded in our balance sheet as temporary equity. These preferred interests were fully accreted to their maturity value of $195.9 million as of August 15, 2003 and were subsequently converted to common interests in connection with our

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Minority and Preferred Interests (continued)

refinancing of the obligations of Insight Ohio. In connection with the adoption of SFAS No. 150, we recorded a $5.0 million accrual of preferred interests during the three months ended September 30, 2003, which have been included in interest expense in our third quarter 2003 consolidated statements of operations.

As of December 31, 2004 we had $245.5 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS No. 150 as it applies to minority interests related to limited life entities consolidated in parent company financial statements. Although this application was deferred, the disclosure requirements of SFAS No. 150 still apply and, therefore, companies are required to disclose the estimated settlement value of these non-controlling interests.

The Insight Midwest partnership was formed in September 1999 to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with an indirect subsidiary of AT&T Broadband (now known as Comcast Cable). The results of the partnership are included in our consolidated financial statements since we as general partner effectively control Insight Midwest’s operating and financial decisions. The partnership will continue until October 1, 2011 unless extended or terminated earlier in accordance with the provisions of the Insight Midwest partnership agreement.

Depending on the nature of a dissolution of the partnership, Insight Midwest will be required to either distribute to Comcast Cable some of its cable systems and liabilities, to be determined in accordance with the partnership agreement, equal to 50% of the net market value of the partnership or, upon liquidation, an amount in cash equal to 50% of the net proceeds received. As of December 31, 2004, we estimated the settlement value of these minority interests to be between $894.9 million and $1.41 billion. This value was based on a per basic video customer value ranging between $3,500 and $4,310 and after a reduction for debt outstanding and other liabilities of Insight Midwest.

14. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. These systems served approximately 89,400 customers in the state of Indiana. Effective July 31, 2004, the management agreement was terminated by mutual agreement. We recognized management fees in connection with this agreement of $1.4 million for the seven month period ended July 31, 2004 and $2.4 million and $2.7 million for the years ended December 31, 2003 and 2002.

On February 28, 2003, Insight Midwest exchanged with Comcast of Montana/Indiana/Kentucky/Ohio the system we then owned in Griffin, Georgia, serving approximately 11,800 customers, plus $25.0million, for the managed systems located in New Albany, Indiana and Shelbyville, Kentucky, together serving approximately 23,400 customers. Additionally, pursuant to the agreement, Insight

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions (continued)

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

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $151.0 million, $142.4 million and $130.5 million for the three years ended December 31, 2004, 2003 and 2002. As of December 31, 2004 and 2003, $36.8 million and $28.3 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

In 2001, in connection with the purchase and contribution of our systems primarily located in Illinois, we acquired, through affiliates of Comcast Cable, an above-market programming contract. The above-market portion of the contract was recorded as an adjustment to the purchase price of the Illinois systems of $36.5 million with a long-term programming liability recorded in other non-current liabilities. This contract was renegotiated, by affiliates of Comcast Cable and the programmer during the third quarter of 2003 and indirectly resulted in more favorable programming rates for us. As such, we recorded a reduction to programming expense of $3.1 million and recorded a gain on the extinguishment of the liability for $37.7 million, both of which have been recorded in our consolidated statements of operations during the three months ended September 30, 2003.

Telephone Agreements

In July 2000, to facilitate delivery of telephone services we entered into a ten-year agreement with AT&T Broadband (now known as Comcast Cable) that allowed Insight Midwest to deliver to its residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, Insight Midwest leased certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $8.5 million, $6.2 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002. In addition, Insight Midwest provided certain services and support for which it received additional payments related to installations, marketing and billing support. Fee revenue earned in connection with installations

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Related Party Transactions (continued)

was deferred and amortized over the term a telephone customer was expected to maintain their telephone service, currently estimated to be three years. Marketing and billing support revenue was recognized in the period such services were performed.

On July 2, 2004, we entered into an agreement with Comcast Cable and certain other subsidiaries of Comcast Corporation to acquire the telephone business conducted by Comcast Cable in the markets served under our joint operating agreement. By acquiring ownership of the telephone business from Comcast Cable, we terminated our pre-existing joint operating agreement with Comcast Cable and have gained both operational and strategic control over this business. The acquisition was completed on December 31, 2004 and was accounted for under the purchase method of accounting.

Comcast Cable paid us approximately $13 million in cash and transferred to us certain assets and liabilities related to the telephone business. We recorded an extraordinary gain of $15.6 million in connection with the acquisition and settled amounts with Comcast Cable under our pre-existing joint operating agreement for $2.6 million, representing the net current liabilities owed to Comcast Cable.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband (now known as Comcast Cable), which provided for this affiliate to perform all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement.

We, through our Kentucky Systems, earned advertising revenues through this affiliate of $13.5 million from January 1, 2004 through September 26, 2004 and $18.5 million and $15.8 million for the years ended December 31, 2003 and 2002. As of December 31, 2004 and December 31, 2003, we had $1.1 million and $9.3 million as a receivable due from this affiliate included in other current assets. The amount included as of December 31, 2004 will be eliminated during the first quarter of 2005 upon final settlement of the agreement termination described above. Through September 26, 2004 we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth. As of December 31, 2004 and 2003, we had $38,500 and $102,000 recorded as payables to this affiliate related to such services. The amount payable as of December 31, 2004 will be eliminated upon final settlement during the first quarter of 2005.

15. 401(k) Plan

We sponsor a savings and investment 401(k) Plan for the benefit of our employees. All employees who have completed six months of employment and have attained age 18 are eligible to participate in the plan. We make matching contributions equal to 100% of the employee’s contribution excluding any such contributions in excess of 5% of the employee’s wages. Effective April 1, 2001, 50% of our matching contribution to the plan is in the form of our common stock. For the years ended December 31, 2004, 2003 and 2002, we matched contributions of $3.6 million, $3.3 million and $3.2 million.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City, pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the City, the state court action. In March 2001, the federal court preliminarily set aside the suspension of Knology’s franchise. To date, Knology has begun no work in the City. In March 2002, a state circuit court ruled against our claim that Knology’s franchise was more favorable. We appealed the circuit court’s order to the state court of appeals which, in June 2003, upheld the lower court ruling. We filed a motion for discretionary review of the appeals court’s ruling which was denied by the Kentucky Supreme Court. In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and did not involve damages. The third such claim was for violation of Knology’s first amendment rights, which was to proceed to trial solely on the issue of damages, and could have resulted in an award of legal fees and court costs specific to such claims if upheld. The remaining undecided claims related to allegations of anticompetitive conduct arising from the state court lawsuit and were to proceed to trial on the merits. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and ruled in our favor overturning the trial court’s rulings in favor of Knology. The Sixth Circuit found that our right to file the state court lawsuit against the City was protected and thus we were immune from liability arising from that lawsuit. Knology has filed a motion for an en banc review by the Sixth Circuit. We continue to believe that we have substantial and meritorious defenses to all of Knology’s asserted federal claims and intend to defend the Sixth Circuit opinion in our favor vigorously.

We have become aware that four purported class action lawsuits were filed in the Delaware Court of Chancery naming Insight Communications Company, Inc. and each of its directors as defendants. Three of the lawsuits also name The Carlyle Group as a defendant. Three of these lawsuits were filed on March 7, 2005 and are identified as Wagenti v. Insight Communications Company, Inc., et al.; Schemis v. Insight Communications Company, Inc., et al.; and Bellamy v. Insight Communications Company, Inc., et al. The fourth lawsuit was filed on March 14, 2005 and is identified as Central Laborers’ Pension Fund v. Insight Communications Company, Inc., et al. The complaints allege, among other things, that the defendants have breached their fiduciary duties to the stockholders of Insight in connection with a proposal from Sidney R. Knafel and Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of the outstanding, publicly-held Class A common stock of Insight. The complaints also seek the certification of a class of Insight stockholders; preliminary and permanent injunctive relief prohibiting the defendants from proceeding with the proposed transaction; rescission or other damages in the event the proposal is consummated; an accounting; costs and disbursements, including attorneys’ fees; and other relief.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

Lease Agreements

We lease and sublease equipment and office space under various operating lease arrangements expiring through February 10, 2047. Future minimum rental payments required under such operating leases as of December 31, 2004 were (in thousands):

2005	$4,595
2006	4,002
2007	3,026
2008	2,626
2009	1,891
Thereafter	1,360

Total	$17,500

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitments and Contingencies (continued)

Rental expense on operating leases for the years ended December 31, 2004, 2003 and 2002 was $5.6 million, $5.6 million and $5.7 million.

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

18. Quarterly Selected Financial Data (Unaudited)

	Three months ended				Year ended December 31, 2004
2004	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Revenue	$238,756	$250,638	$250,516	$262,546	$1,002,456
Operating income	41,394	46,095	44,714	56,282	188,485
Loss before extraordinary item	(6,817)	(7,527)	(5,447)	(9,638)	(29,426)
Extraordinary Gain	—	—	—	15,627	15,627
Net income (loss)	(6,817)	(7,527)	(5,447)	5,992	(13,799)
Net loss attributable to common stockholders	(6,817)	(7,527)	(5,447)	5,992	(13,799)
Basic and diluted loss per share attributable to common stockholders before extraordinary item	(.11)	(.13)	(.09)	(.16)	(.49)

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Selected Financial Data (Unaudited) (continued)

	Three months ended				Year ended December 31, 2003
2003	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Revenue	$215,045	$223,047	$228,395	$236,105	$902,592
Operating income	35,089	34,183	41,833	44,239	155,344
Income (loss) before extraordinary item	5,643	(6,713)	(8,288)	(4,833)	(14,191)
Extraordinary Gain	—	—	—	—	—
Net income (loss)	5,643	(6,713)	(8,288)	(4,833)	(14,191)
Net loss attributable to common stockholders	493	(11,916)	(8,288)	(4,833)	(24,544)
Basic and diluted loss per share attributable to common stockholders before extraordinary item	.01	(.20)	(.14)	(.08)	(.41)

19. Subsequent Event

On March 7, 2005, we received an offer from a group to acquire all of our outstanding, publicly-held Class A common stock. Our Board has appointed a special committee of independent directors to review the offer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insight Communications Company, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Insight Communications Company, Inc.

Date: March 16, 2005	By:	/s/ Michael S. Willner
Michael S. Willner, Vice Chairman,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Sidney R. Knafel Sidney R. Knafel	Chairman of the Board	March 16, 2005

/s/ Michael S. Willner Michael S. Willner	Vice Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ Dinni Jain Dinni Jain	Executive Vice President, Chief Operating Officer and Director	March 16, 2005

/s/ John Abbot John Abbot	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Daniel Mannino Daniel Mannino	Senior Vice President and Controller (Principal Accounting Officer)	March 16, 2005

/s/ Thomas L. Kempner Thomas L. Kempner	Director	March 16, 2005

/s/ Geraldine B. Laybourne Geraldine B. Laybourne	Director	March 16, 2005

/s/ David C. Lee David C. Lee	Director	March 16, 2005

/s/ James S. Marcus James S. Marcus	Director	March 16, 2005