Form 10-Q
period 2005-03-31
INSIGHT COMMUNICATIONS CO INC
filed 2005-05-06
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2005
Class A Common Stock, $.01 Par Value	50,830,270
Class B Common Stock, $.01 Par Value	8,489,454

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2005	December 31, 2004
	unaudited
Assets
Cash and cash equivalents	$116,460	$100,144
Investments	5,313	5,053
Trade accounts receivable, net of allowance for doubtful accounts of $1,026 and $1,050 as of March 31, 2005 and December 31, 2004	18,915	31,355
Launch funds receivable	593	2,749
Prepaid expenses and other current assets	16,730	11,343

Total current assets	158,011	150,644

Fixed assets, net	1,133,334	1,154,251
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959

Deferred financing costs, net of accumulated amortization of $20,178 and $18,892 as of March 31, 2005 and December 31, 2004	26,611	27,896
Other non-current assets	2,132	2,692

Total assets	$3,754,477	$3,769,872

Liabilities and stockholders’ equity
Accounts payable	$25,070	$31,886
Accrued expenses and other current liabilities	36,780	40,838
Accrued property taxes	16,512	13,049
Accrued programming costs (inclusive of $40,200 and $36,838 due to related parties as of March 31, 2005 and December 31, 2004)	55,763	51,329
Deferred revenue	7,491	8,996
Interest payable	28,018	20,643
Debt — current portion	83,500	83,500

Total current liabilities	253,134	250,241

Deferred revenue	2,537	2,904
Debt	2,709,779	2,724,063
Other non-current liabilities	4,461	1,331

Minority interest	244,123	245,523

Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of March 31, 2005 and December 31, 2004	—	—
Common stock; $.01 par value:
Class A – 300,000,000 shares authorized; 50,830,270 and 50,912,910 shares issued and outstanding as of March 31, 2005 and December 31, 2004	508	509
Class B – 100,000,000 shares authorized; 8,489,454 shares issued and outstanding as of March 31, 2005 and December 31, 2004	85	85
Additional paid-in-capital	817,491	813,853
Accumulated deficit	(268,612)	(260,270)
Deferred stock compensation	(9,448)	(8,689)
Accumulated other comprehensive income (loss)	419	322

Total stockholders’ equity	540,443	545,810

Total liabilities and stockholders’ equity	$3,754,477	$3,769,872

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2005	2004
Revenue	$269,327	$238,756

Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $41,499 and $36,744 of programming expense incurred through related parties for the three months ended March 31, 2005 and 2004)	98,809	87,911
Selling, general and administrative	62,948	50,292
Depreciation and amortization	62,860	59,159

Total operating costs and expenses	224,617	197,362

Operating income	44,710	41,394

Other income (expense):
Interest expense	(54,717)	(50,202)
Interest income	262	140
Other income	128	1,828

Total other expense, net	(54,327)	(48,234)

Loss before minority interest and income taxes	(9,617)	(6,840)
Minority interest income (expense)	1,400	(121)

Loss before income taxes	(8,217)	(6,961)
Benefit (provision) for income taxes	(125)	144

Net loss applicable to common stockholders	$(8,342)	$(6,817)

Basic and diluted loss per share attributable to common stockholders	$(.14)	$(.11)
Basic and diluted weighted-average shares outstanding	59,429	59,661

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2005	2004
Operating activities:

Net loss	$(8,342)	$(6,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,860	59,159
Non-cash consulting expense	15	15
Loss (gain) on interest rate swaps	233	(1,777)
Realized gain on sale of Liberate	—	(386)
Minority interest	(1,400)	121
Provision for losses on trade accounts receivable	3,994	3,750
Contribution of stock to 401(k) Plan	956	470
Amortization of note discount	9,260	8,459
Benefit for income taxes	—	(144)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	8,446	7,830
Launch fund receivable	2,156	7,542
Prepaid expenses and other assets	(4,623)	260
Accounts payable	(6,818)	(5,122)
Accrued expenses and other liabilities	9,342	21,774

Net cash provided by operating activities	76,079	95,134

Investing activities:
Purchase of fixed assets	(38,725)	(44,189)
Sale of fixed assets	—	381
Purchase of intangible assets	—	—
Purchase of investments	(163)	(404)
Sale of investments	—	602

Net cash used in investing activities	(38,888)	(43,610)

Financing activities:
Net repayment of credit facilities	(20,875)	(15,563)

Net cash used in financing activities	(20,875)	(15,563)

Net increase in cash and cash equivalents	16,316	35,961
Cash and cash equivalents, beginning of period	100,144	60,172

Cash and cash equivalents, end of period	$116,460	$96,133

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of March 31, 2005.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems and, through July 31, 2004, managed certain systems owned by an affiliate of Comcast Cable Holdings, LLC (“Comcast Cable”) (formerly known as AT&T Broadband, LLC), the owner of the remaining 50% interest in Insight Midwest.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Cable Services, LLC

On March 7, 2005, we received a proposal from Sidney R. Knafel and Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of our outstanding, publicly-held Class A common stock. Our Board of Directors has appointed a special committee of independent directors to review this proposal. The Special Committee has retained Citigroup Global Markets, Inc. and Evercore Partners as its financial advisors and Skadden, Arps, Slate, Meagher & Flom LLP as its legal advisor in connection with its review.

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other interim period.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Stock-Based Compensation

Pursuant to SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under our stock option plan since all such options were granted at exercise prices equal to the fair market value on the date of grant.

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to each of the three month periods ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net loss attributable to common stockholders	$(8,342)	$(6,817)
Stock-based compensation as reported, net of tax	1,919	1,558
Stock-based compensation determined under fair value based method for all awards (SFAS No. 123), net of tax	(3,776)	(2,569)

Adjusted net loss attributable to common stockholders	$(10,199)	$(7,828)

Basic and diluted net loss per share, as reported	$(.14)	$(.11)

Basic and diluted net loss per share, SFAS 123 adjusted	$(.17)	$(.13)

On March 15, 2005, we entered into a Restricted Shares Cancellation and Deferred Stock Award Agreement with certain holders of our restricted common stock. Pursuant to each such agreement, the individuals surrendered to us, for cancellation, a total of 201,500 shares of our restricted common stock and were granted a like number of our deferred stock units. The vesting schedule of the deferred stock units mirrors the remaining vesting schedule of the surrendered shares of restricted common stock.

4. Loss Per Share

Basic loss per share is computed using the average shares outstanding during the period. Diluted loss per share is equal to basic loss per share as we generated net losses for the three months ended March 31, 2005 and 2004, thereby making the potential effects of dilutive securities anti-dilutive. Securities that could potentially dilute basic earnings per share in the future include stock options and deferred stock units.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Recent Accounting Pronouncements

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. EITF Issue No. 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company adopted the provisions of EITF 04-1 during the fourth quarter of 2004 in connection with the acquisition of Comcast Cable’s telephone business described in Note 12.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123R will cause unrecognized expense related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our first quarter of 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and generally does not recognize compensation expense for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 3 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

6. Investments

During January and February 2004, we sold a total of 150,000 shares of Liberate common stock. We received net proceeds of $595,000 and recorded a net gain on the sale of $381,000 that has been included in other income in our consolidated statements of operations. As of March 31, 2005, we had 441,000 shares available for sale with a fair value of $1.0 million.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Fixed Assets

	March 31, 2005	December 31, 2004
	(in thousands)
Land, buildings and improvements	$41,259	$41,131
Cable system equipment	2,221,398	2,182,800
Furniture, fixtures and office equipment	20,073	20,073

	2,282,730	2,244,004
Less accumulated depreciation and amortization	(1,149,396)	(1,089,753)

Total fixed assets, net	$1,133,334	$1,154,251

We recorded depreciation expense of $59.6 million and $56.6 million for the three months ended March 31, 2005 and 2004.

8. Debt

	March 31, 2005	December 31, 2004
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,466,875	$1,487,750
Insight Midwest 9 3/4% Senior Notes	385,000	385,000
Insight Midwest 10 1/2% Senior Notes	630,000	630,000
Insight Inc. 12 1/4% Senior Discount Notes	350,000	350,000

	2,831,875	2,852,750
Net unamortized discount/premium on notes	(36,446)	(45,706)
Market value of interest rate swaps	(2,150)	519

Total debt	$2,793,279	$2,807,563

Insight Midwest Holdings $1.975 Billion Credit Facility

Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries and serves as borrower under a $1.975 billion credit facility. On March 28, 2002, we loaned $100.0 million to Insight Midwest, $97.0 million of which was contributed to Insight Midwest Holdings in April 2002 for use in paying down the credit facility balance and in funding financing costs associated with the amendments, and $3.0 million of which was contributed to Insight Ohio as of March 28, 2002. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. As of March 31, 2005, the balance of the $100.0 million loan including accrued interest was $130.2 million.

Senior Notes and Senior Discount Notes

In June 2004, we repurchased $10.0 million face amount of the 12¼% Senior Discount Notes at the then accreted value of $8.1 million for $8.9 million, resulting in a loss of $843,000, which includes the write-off of unamortized deferred financing costs of $127,000.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt (continued)

In July 2004, Insight Midwest completed an exchange offer pursuant to which the $130.0 million 10 1/2% Senior Notes issued in December 2003 were exchanged for substantially identical notes registered under the Securities Act of 1933.

Debt Principal Payments

As of March 31, 2005, principal payments required on our debt were as follows (in thousands):

2005	$62,625
2006	83,500
2007	83,500
2008	104,750
2009	1,517,500
Thereafter	980,000

Total	$2,831,875

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

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $233,000 for the three months ended March 31, 2005, which is included in other expense. As of March 31, 2005 and December 31, 2004, we recorded $1.1 million and $364,000 of interest payable related to these agreements. The cost if terminated of these agreements was $2.3 million and $2.1 million as of March 31, 2005 and December 31, 2004.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments (continued)

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of March 31, 2005 and December 31, 2004 was $(2.2) million and $519,000 and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

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

	Three months ended March 31,
	2005	2004
Net loss	$(8,342)	$(6,817)
Unrealized gain (loss) on securities available-for-sale	97	158
Realized gain on securities available-for-sale	—	(386)
Unrealized gain on interest rate swaps, net of tax	—	403

Comprehensive income (loss)	$(8,245)	$(6,642)

11. Minority and Preferred Interests

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that fall within the scope of SFAS No. 150 that were previously classified as equity are now required to be classified as liabilities or, in some circumstances, assets.

As of March 31, 2005 we had $245.9 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS No. 150 as it applies to minority interests related to limited life entities consolidated in parent company financial statements.

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

11. Minority and Preferred Interests (continued)

Depending on the nature of a dissolution of the partnership, Insight Midwest will be required to either distribute to Comcast Cable some of its cable systems and liabilities, to be determined in accordance with the partnership agreement, equal to 50% of the net market value of the partnership or, upon liquidation, an amount in cash equal to 50% of the net proceeds received.

12. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. These systems served approximately 89,400 customers in the state of Indiana. Effective July 31, 2004, the management agreement was terminated by mutual agreement. We recognized management fees in connection with this agreement of $590,000 for the three months ended March 31, 2004.

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1 1/2% administrative fee, were $41.5 million and $36.7 million for the three months ended March 31, 2005 and 2004. As of March 31, 2005 and December 31, 2004, $40.2 million and $36.8 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

Prior to December 31, 2004, to facilitate delivery of telephone services, we were party to a joint operating agreement with Comcast Cable that allowed Insight Midwest to deliver to its residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, Insight Midwest leased certain capacity on our local network to Comcast Cable. In addition, Insight Midwest provided certain services and support for which it received additional payments related to installations, marketing and billing support. Fee revenue earned in connection with installations was deferred and amortized over the term a telephone customer was expected to maintain their telephone service, then estimated to be three years. Marketing and billing support revenue was recognized in the period such services were performed.

On December 31, 2004, we acquired the telephone business conducted by Comcast Cable in the markets served under our joint operating agreement and terminated the joint operating agreement. Subsequent to December 31, 2004, we no longer earn revenue from the services described above, but rather we record revenues earned from providing telephone and telephone related services to our customers and the continued amortization of installation fee revenue.

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

We earned advertising revenues through this affiliate of $4.0 million for the three months ended March 31, 2004. Through September 26, 2004 we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth.

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

As of December 31, 2004, each of the individuals with a loan obligation accepted the offer and surrendered an aggregate of 395,210 shares of common stock in repayment of $3.7 million (based on the closing price of our Class A common stock on such date of $9.27 per share) of the aggregate $4.3 million of loans and accrued interest. The remaining balance of the loans were cancelled and recorded as compensation expense during the fourth quarter of 2004. On May 3, 2005, following shareholder approval of an amendment to our 1999 Equity Incentive Plan to increase the number of shares available thereunder for issuance, the employees and former employees were issued an aggregate of 825,641 shares of restricted stock. The issuance of restricted stock will be recorded during the second quarter.

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

In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and did not involve damages. The third such claim was for violation of Knology’s first amendment rights, which was to proceed to trial solely on the issue of damages, and could have resulted in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims related to allegations of anticompetitive conduct arising from the state court lawsuit and were to proceed to trial on the merits. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and ruled in our favor overturning the trial court’s rulings in favor of Knology. The Sixth Circuit found that our right to file the state court lawsuit against the City was protected and thus we were immune from liability arising from that lawsuit. Knology filed a motion for an en banc review by the Sixth Circuit which was denied in March 2005. The matter has returned to the trial court for final rulings consistent with the Sixth Circuit opinion.

Between March 7 and March 15, 2005, five purported class action lawsuits were filed in the Delaware Court of Chancery naming Insight Communications Company, Inc. and each of its directors as defendants. Three of the lawsuits also name The Carlyle Group as a defendant. The cases were subsequently consolidated under the caption In Re Insight Communications Company, Inc. Shareholders Litigation (Civil Action No. 1154-N), and on April 11, 2005, a Consolidated Amended Complaint (“Complaint”) was filed. The Complaint alleges, among other things, that the defendants have breached their fiduciary duties to the stockholders of Insight in connection with a proposal from Sidney R. Knafel, Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of the outstanding, publicly-held Class A common stock of Insight. The Complaint also alleges that the proposed transaction violates Insight’s Charter and that The Carlyle Group has aided and abetted the alleged fiduciary duty breaches. The Complaint seeks the certification of a class of Insight stockholders; a declaration that the proposed transaction violates Insight’s Charter; an injunction prohibiting the defendants from proceeding with the proposed transaction; rescission or other damages in the event the proposed transaction is consummated; an award of costs and disbursements including attorneys’ fees; and other relief. On April 15, 2005, the plaintiffs filed a Motion for Preliminary Injunction seeking an order enjoining the defendants from taking any steps or acts in furtherance of the proposed transaction, except in compliance with the duties set forth in Revlon v. MacAndrews & Forbes Holdings, Inc., 506 A.2d 173 (Del. 1976). On April 25, 2005, the

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

Court refused to schedule a hearing on plaintiffs’ Motion for a Preliminary Injunction and entered an order denying that motion, without prejudice to plaintiffs’ ability to re-file the motion, if appropriate, once the special committee makes a recommendation.

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

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks include our history and expectation of future net losses, our substantial debt, changes in laws and regulations, increasing programming costs and competition. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. We assume no responsibility to update any forward-looking statements as a result of new information, future events or otherwise.

Recent Developments

On March 7, 2005, we received a proposal from Sidney R. Knafel and Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of our outstanding, publicly-held Class A common stock. Our Board of Directors has appointed a special committee of independent directors to review this proposal. The special committee has retained Citigroup Global Markets, Inc. and Evercore Partners as its financial advisors and Skadden, Arps, Slate, Meagher & Flom LLP as its legal advisor in connection with its review.

Overview

Our revenues are earned from customer fees for cable television video services including basic, classic, premium, digital and pay-per-view services and ancillary services, such as rental of converters, remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, commissions for products sold through home shopping networks, and, through July 31, 2004, as management fees for managing cable systems.

Some of the principal reasons for our net losses through March 31, 2005 include depreciation and amortization associated with capital expenditures for the construction, expansion and maintenance of our systems, and interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Revenue	$269,327	$238,756
Operating costs and expenses:
Programming and other operating costs	98,809	87,911
Selling, general and administrative	62,948	50,292
Depreciation and amortization	62,860	59,159

Total operating costs and expenses	224,617	197,362

Operating income	44,710	41,394
Interest expense	54,717	50,202
Minority interest income (expense)	1,400	(121)
Net loss	8,342	6,817
Net cash provided by operating activities	76,079	95,134
Net cash used in investing activities	38,888	43,610
Net cash used in financing activities	20,875	15,563
Capital expenditures	38,725	44,189

Use of Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Operating Income before Depreciation and Amortization, among other measures, to evaluate the performance of our businesses. Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in our leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Operating Income before Depreciation and Amortization is useful to investors because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation and amortization policies.

A limitation of Operating Income before Depreciation and Amortization, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures, investment spending and Free Cash Flow. Management also evaluates the costs of capitalized tangible and intangible assets by analyzing returns provided on the capital dollars deployed. Another limitation of Operating Income before Depreciation and Amortization is that it does not reflect income net of interest expense, which is a significant expense for us because of the substantial debt we incurred to acquire cable television systems and finance capital expenditures to upgrade our cable network. Management evaluates the impact of interest expense through measures including interest expense, Free Cash Flow, the returns analysis discussed above and debt service covenant ratios under our credit facility.

Free Cash Flow is net cash provided by operating activities (as defined by accounting principles generally accepted in the United States) less capital expenditures. Free Cash Flow is considered to be an important indicator of our liquidity, including our ability to repay indebtedness. We believe Free Cash Flow is useful for investors because it enables them to assess our ability to service our debt and to fund continued growth with internally generated funds in a manner similar to the methods used by our management, and provides a measure that can be used to analyze, value and compare companies in the cable television industry.

Both Operating Income before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, Operating Income, Net Income and various cash flow measures (e.g., Net Cash Provided by Operating Activities), as well as other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Loss to Operating Income before Depreciation and Amortization

The following table reconciles Net Loss to Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Loss to Operating Income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net loss	$8,342	$6,817
Income tax benefit (provision)	(125)	144

Loss before income taxes	8,217	6,961
Minority interest income (expense)	1,400	(121)

Loss before minority interest and income taxes	9,617	6,840
Other income (expense):
Other	(128)	(1,828)
Interest income	(262)	(140)
Interest expense	54,717	50,202

Total other expense, net	54,327	48,234

Operating income	44,710	41,394
Depreciation and amortization	62,860	59,159

Operating Income before Depreciation and Amortization	$107,570	$100,553

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Operating income	$44,710	$41,394
Depreciation and amortization	62,860	59,159

Operating Income before Depreciation and Amortization	107,570	100,553
Changes in working capital accounts(1)	6,728	11,567
Cash paid for interest(2)	(38,082)	(16,864)
Cash paid for taxes	(137)	(122)

Net cash provided by operating activities	76,079	95,134
Capital expenditures	(38,725)	(44,189)

Free Cash Flow	$37,354	$50,945

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue for the three months ended March 31, 2005 totaled $269.3 million, an increase of 13% over the prior year, due primarily to customer gains in high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 46% over the prior year, primarily due to an increased customer base. We added a net 37,300 high-speed Internet customers during the quarter to end at 367,800 customers. Basic cable service revenue increased 6%, due to basic rate increases partially offset by customer losses. Our loss in basic customers resulted primarily from greater competitive pressures by DBS service providers, including the effects of recent “local-to-local” launches and bundled offers with DSL providers. To reverse this trend, we are increasing our customer retention efforts by emphasizing bundling, enhancing and differentiating our video services and providing video-on-demand, high definition television and digital video recorders. We are also continuing our focus on improving customer service through quicker response times, increased education of our product offerings and increased spending on marketing and sales efforts. In addition, digital service revenue increased 13% over the prior year, primarily due to an increased customer base. We added a net 7,700 digital customers during the quarter to end at 459,000 customers.

(1)	Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.
(2)	Includes bond interest payments due April 1, 2005 that were made on March 31, 2005. Had the payments been made on April 1, 2005, Free Cash Flow for the three months ended March 31, 2005 would have been $56,123. Second quarter 2005 cash interest will be lower than second quarter 2004 because it will not include this interest payment.

Revenue by service offering were as follows for the three months ended March 31 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended March 31, 2005	% of Total Revenue	Three Months Ended March 31, 2004	% of Total Revenue	% Change in Revenue
Basic	$147,632	54.8%	$139,005	58.2%	6.2%
High-Speed Internet	42,113	15.6%	28,940	9.9%	45.5%
Digital	26,761	9.9%	23,721	12.1%	12.8%
Advertising	16,988	6.3%	13,987	5.9%	21.5%
Premium	14,344	5.3%	14,906	6.3%	(3.8)%
Telephone	7,732	2.9%	3,758	1.6%	105.7%
Franchise fees	7,420	2.8%	7,008	2.9%	5.9%
Other	6,337	2.4%	7,431	3.1%	(14.7)%

Total	$269,327	100.0%	$238,756	100.0%	12.8%

Total Customer Relationships were approximately 1,327,100 as of March 31, 2005 compared to 1,336,300 as of March 31, 2004. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e. basic cable, high-speed Internet or telephone) without regard to which product they purchase. Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet and telephone customers, as of March 31, 2005 increased 7% as compared to March 31, 2004. RGUs by category were as follows (in thousands):

	March 31, 2005	March 31, 2004
Basic	1,271.4	1,297.9
Digital	459.0	418.4
High-speed Internet	367.8	258.0
Telephone	68.6	60.1

Total RGUs	2,166.8	2,034.4

Average monthly revenue per basic customer was $70.58 for the three months ended March 31, 2005, compared to $61.42 for the three months ended March 31, 2004 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases. In addition, telephone revenues for the three months ended March 31, 2005 reflect service revenues earned from our customers compared to the three months ended March 31, 2004 which reflected revenues billed to Comcast under our previous contractual arrangement that was terminated effective December 31, 2004. Also included in telephone revenues for the three months ended March 31, 2005 is the continued amortization of installation revenues under our previous arrangement with Comcast in the amount of $834,000.

Programming and other operating costs increased $10.9 million or 12%. Programming costs increased primarily as a result of increases in programming rates. Other operating costs increased primarily as a result of increases in technical salaries and benefits for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs increased as a result of costs of sales associated with telephone that were previously paid by Comcast. Despite an increase of approximately 110,000 high-speed Internet customers, high-speed Internet service provider costs decreased due to more favorable per customer charges under a new agreement with our Internet service provider. However, as we continue to add high-speed Internet customers, we expect out Internet service provider costs to increase.

Selling, general and administrative expenses increased $12.7 million or 25%, primarily due to increased payroll and payroll related costs, including salary increases for existing employees, increased headcount and increases in health insurance costs. Marketing expenses increased to support the continued roll out of high-speed Internet, digital and telephone products, and to maintain our core video customer base. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year’s quarter. A decrease in expenses previously allocated to Comcast, under our prior agreement to manage certain Comcast systems, also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ended March 31, 2005 does not include any of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

Depreciation and amortization expense increased $3.7 million or 6% primarily as a result of additional capital expenditures through March 31, 2005. These expenditures chiefly constituted network extensions, capitalized payroll, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since March 31, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $7.0 million, or 7%.

Interest expense increased $4.5 million or 9% primarily due to higher interest rates, which averaged 7.82% for the three months ended March 31, 2005 as compared to 7.04% for the three months ended March 31, 2004.

Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial ongoing capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes including the upgrade of our existing cable network, and in the future will be made for network extensions, installation of new services, converters and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the three months ended March 31, 2005 and 2004 was $76.1 million and $95.1 million. The decrease was primarily attributable to the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the three months ended March 31, 2005 and 2004 was $38.9 million and $43.6 million. The decrease was attributable to a reduction in amounts spent on capital expenditures.

Cash used in financing activities for the three months ended March 31, 2005 and 2004 was $20.9 million and $15.6 million. The increase was attributable to an increase in amortization payments of our credit facility.

For the three months ended March 31, 2005 and 2004 we spent $38.7 million and $44.2 million in capital expenditures. These expenditures principally constituted network extensions, upgrades to our headends, purchases of customer premise equipment and capitalized labor, all of which is considered necessary in order to maintain our existing network, to grow our customer base and expand our service offerings.

Free Cash Flow for the three months ended March 31, 2005 totaled $37.4 million compared to $50.9 million for the three months ended March 31, 2004. The decrease was primarily driven by the following:

•	A $21.2 million increase in cash interest expense primarily driven by a bond interest payment made in the first quarter of 2005 that for 2004, was made in the second quarter; and

•	A $6.7 million source of Free Cash Flow for the three months ended March 31, 2005 compared to an $11.6 million source for the three months ended March 31, 2004 from changes in working capital accounts.

The decrease was partially offset by an increase in operating income before depreciation and amortization of $7.0 million and a decrease in capital expenditures of $5.5 million.

While we expect to continue to use Free Cash Flow to repay our indebtedness, interest rates have begun to increase, which will likely result in higher interest costs in the near future.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We had the ability to draw upon $318.6 million of unused availability under the Insight Midwest Holdings credit facility as of March 31, 2005 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of March 31, 2005, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2005	$62,625	$3,560	$66,185
2006	83,500	4,129	87,629
2007	83,500	3,139	86,639
2008	104,750	2,712	107,462
2009	1,517,500	1,951	1,519,451
Thereafter	980,000	1,373	981,373

Total cash obligations	$2,831,875	$16,864	$2,848,739

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a loss on these swaps of $233,000 for the three months ended March 31, 2005, which is included in other expense. The cost if terminated of this swap as of March 31, 2005 and December 31, 2004 was $1.1 million and $364,000. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of March 31, 2005 and December 31, 2004 was $(2.2) million and $519,000 and has been recorded in other non-current liabilities and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9 3/4% and 10 1/2% senior notes and 12 1/4% senior discount notes was $1.4 billion and $1.3 billion as of March 31, 2005. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2005, cost if terminated of our interest rate swap agreements was approximately $4.5 million and is reflected in our financial statements as other non-current assets or liabilities. Changes in the fair value of our interest rate swaps are either recognized in income or in stockholders’ equity as a component of other comprehensive income (loss) depending upon the type of swap and whether it qualifies for hedge accounting.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 in Item 1 of PART I, Notes to Consolidated Financial Statements, and incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, we issued 105,610 shares of Class A common stock in connection with our matching contributions to our 401(k) plan, granted stock options to certain of our employees, directors and external consultants to purchase an aggregate of 126,121 shares of Class A common stock and granted 201,500 deferred stock units to certain of our employees. The issuances of common stock and grants of stock options and deferred stock units were not registered under the Securities Act of 1933 because such issuances and grants either (i) did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions, stock options and deferred stock units were issued and granted for no consideration, or (ii) were offered and sold in transactions not involving a public offering, and therefore exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6. Exhibits

Exhibits:
10	Amended and Restated 1999 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Communications Company, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Communications Company, Inc.

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2005	INSIGHT COMMUNICATIONS COMPANY, INC.

	By:	/s/ John Abbot
John Abbot
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)