Form 10-Q
period 2005-06-30
INSIGHT COMMUNICATIONS CO INC
filed 2005-08-04
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2005
Class A Common Stock, $.01 Par Value	51,783,591
Class B Common Stock, $.01 Par Value	8,489,454

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

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2005	December 31, 2004
	unaudited
Assets
Cash and cash equivalents	$108,684	$100,144
Investments	5,562	5,053
Trade accounts receivable, net of allowance for doubtful accounts of $1,273 and $1,050 as of June 30, 2005 and December 31, 2004	24,199	31,355
Launch funds receivable	555	2,749
Prepaid expenses and other current assets	20,228	11,343

Total current assets	159,228	150,644

Fixed assets, net	1,127,231	1,154,251
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $21,489 and $18,892 as of June 30, 2005 and December 31, 2004	25,299	27,896
Other non-current assets	2,712	2,692

Total assets	$3,748,859	$3,769,872

Liabilities and stockholders’ equity
Accounts payable	$39,775	$31,886
Accrued expenses and other current liabilities	35,979	40,838
Accrued property taxes	11,662	13,049
Accrued programming costs (inclusive of $38,872 and $36,838 due to related parties as of June 30, 2005 and December 31, 2004)	55,143	51,329
Deferred revenue	6,293	8,996
Interest payable	20,685	20,643
Debt – current portion	83,500	83,500

Total current liabilities	253,037	250,241

Deferred revenue	2,180	2,904
Debt	2,701,246	2,724,063
Other non-current liabilities	1,265	1,331

Minority interest	249,350	245,523

Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of June 30, 2005 and December 31, 2004	—	—
Common stock; $.01 par value:
Class A - 300,000,000 shares authorized; 51,783,591 and 50,912,910 shares issued and outstanding as of June 30, 2005 and December 31, 2004	516	509
Class B - 100,000,000 shares authorized; 8,489,454 shares issued and outstanding as of June 30, 2005 and December 31, 2004	85	85
Additional paid-in-capital	827,295	813,853
Accumulated deficit	(269,340)	(260,270)
Deferred stock compensation	(17,225)	(8,689)
Accumulated other comprehensive income	450	322

Total stockholders’ equity	541,781	545,810

Total liabilities and stockholders’ equity	$3,748,859	$3,769,872

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	$279,311	$250,638	$548,638	$489,394

Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $39,176 and $80,675 and $36,734 and $73,479 of programming expense incurred through related parties for the three and six months ended June 30, 2005 and 2004)	93,324	88,844	192,133	176,755
Selling, general and administrative	63,567	54,837	126,515	105,129
Depreciation and amortization	62,809	60,862	125,669	120,021

Total operating costs and expenses	219,700	204,543	444,317	401,905

Operating income	59,611	46,095	104,321	87,489

Other income (expense):
Interest expense	(56,291)	(50,735)	(111,008)	(100,937)
Interest income	761	109	1,023	249
Other income (expense)	543	(4,004)	671	(2,176)

Total other expense, net	(54,987)	(54,630)	(109,314)	(102,864)

Income (loss) before minority interest and income taxes	4,624	(8,535)	(4,993)	(15,375)
Minority interest income (expense)	(5,227)	841	(3,827)	720

Loss before income taxes	(603)	(7,694)	(8,820)	(14,655)
Benefit (provision) for income taxes	(125)	167	(250)	311

Net loss applicable to common stockholders	$(728)	$(7,527)	$(9,070)	$(14,344)

Basic and diluted loss per share attributable to common stockholders	$(.01)	$(.13)	$(.15)	$(.24)
Basic and diluted weighted-average shares outstanding	59,903,572	59,714,013	59,709,081	59,688,141

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2005	2004
Operating activities:
Net loss	$(9,070)	$(14,344)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	125,669	120,021
Non-cash consulting expense	30	30
(Gain) loss on interest rate swaps	(812)	1,235
Loss on repurchase of senior discount notes	—	127
Gain on sale of investments	—	(386)
Minority interest	3,827	(720)
Provision for losses on trade accounts receivable	8,221	8,070
Contribution of stock to 401(k) Plan	1,434	869
Amortization of note discount	18,801	17,175
Benefit for income taxes	—	(311)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(1,065)	(2,695)
Launch funds receivable	2,194	4,692
Prepaid expenses and other assets	(8,206)	2,462
Accounts payable	7,889	(9,890)
Accrued expenses and other current liabilities	(5,685)	8,051

Net cash provided by operating activities	143,227	134,386

Investing activities:
Purchase of fixed assets	(93,513)	(83,587)
Sale of fixed assets	957	892
Purchase of investments	(1,307)	(790)
Sale of investments	926	602

Net cash used in investing activities	(92,937)	(82,883)

Financing activities:
Net repayment of credit facilities	(41,750)	(37,125)
Repurchase of senior discount notes	—	(8,134)
Debt issuance costs	—	(10)

Net cash used in financing activities	(41,750)	(45,269)

Net increase in cash and cash equivalents	8,540	6,234
Cash and cash equivalents, beginning of period	100,144	60,172

Cash and cash equivalents, end of period	$108,684	$66,406

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of June 30, 2005.

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

On July 28, 2005, we entered into a definitive merger agreement providing for Insight Acquisition Corp. to acquire all of our publicly held shares. See Subsequent Events Note 14.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other interim period.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, we have elected to continue to account for employee stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under our stock option plan since all such options were granted at exercise prices equal to the fair market value on the date of grant.

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to each of the three and six month periods ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(728)	$(7,527)	$(9,070)	$(14,344)
Add: Stock-based compensation as reported, net of tax	1,558	1,025	3,476	2,245
Deduct: Stock-based compensation determined under fair value based method for all awards (SFAS No. 123), net of tax	(3,434)	(2,126)	(7,210)	(4,357)

Adjusted net loss attributable to common stockholders	$(2,604)	$(8,628)	$(12,804)	$(16,456)

Basic and diluted net loss per share, as reported	$(.01)	$(.13)	$(.15)	$(.24)

Basic and diluted net loss per share, SFAS 123 adjusted	$(.04)	$(.14)	$(.21)	$(.28)

4. Loss Per Share

Basic loss per share is computed using the average shares outstanding during the period. Diluted loss per share is equal to basic loss per share as we generated net losses for the three and six months ended June 30, 2005 and 2004, thereby making the potential effects of dilutive securities anti-dilutive. Securities that could potentially dilute basic earnings per share in the future include stock options and deferred stock units.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123(R) in our first quarter of 2006. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. The modified prospective transition method requires recognition of compensation expense from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. The modified retrospective method requires recognition of compensation expense for periods presented prior to the adoption of the fair value based accounting method for share-based payment; that is, an entity would recognize employee compensation cost for prior periods presented in the amounts reported in the pro forma disclosures provided in accordance with SFAS No. 123. SFAS No. 123(R) is effective January 1, 2006. The Company is still evaluating the transition method and the impact of the adoption of this standard on its consolidated financial statements.

As permitted by SFAS 123, the company currently accounts for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and generally does not recognize compensation expense for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on our result of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 3 to our consolidated financial statements. SFAS 123(R) also requires the benefits of tax deductions on exercised options in excess of recognized compensation expense on our books to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 requires retrospective application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. This Statement also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle and requires retrospective application to prior period financial statements. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2007.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Investments

Liberate Technologies

In April 2005, we received a special dividend of $2.10 per share on our 441,000 shares of Liberate Technologies (“Liberate”) stock. The total dividend received of $926,000 has been recorded as a decrease in our investment in Liberate. As of June 30, 2005 and December 31, 2004, we had 441,000 shares available for sale with a fair value of $154,000 and $953,000.

During January and February 2004, we sold a total of 150,000 shares of Liberate common stock. We received net proceeds of $595,000 and recorded a net gain on the sale of $381,000 that has been included in other income in our consolidated statements of operations for the six months ended June 30, 2004.

AgileTV

AgileTV Corporation is a privately owned company that develops voice navigation services for television. On May 11, 2005, we made an additional investment in AgileTV by purchasing shares of AgileTV’s Series B1 preferred stock and common stock for an aggregate purchase price of (i) approximately $900,000 in cash and (ii) approximately $300,000 in the form of conversion of an outstanding promissory note. We are accounting for our investment in AgileTV under the cost method. As of June 30, 2005 and December 31, 2004, our carrying value in this investment was $1.2 million and $300,000.

7. Fixed Assets

	June 30, 2005	December 31, 2004
	(in thousands)
Land, buildings and improvements	$40,813	$41,131
Cable system equipment	2,274,902	2,182,800
Furniture, fixtures and office equipment	20,665	20,073

	2,336,380	2,244,004
Less accumulated depreciation and amortization	(1,209,149)	(1,089,753)

Total fixed assets, net	$1,127,231	$1,154,251

We recorded depreciation expense of $59.9 million and $119.6 million for the three and six months ended June 30, 2005 and $58.5 million and $115.1 million for the three and six months ended June 30, 2004.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Debt

	June 30, 2005	December 31, 2004
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,446,000	$1,487,750
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000
Insight Inc. 12¼% Senior Discount Notes	350,000	350,000

	2,811,000	2,852,750
Net unamortized discount/premium on notes	(26,905)	(45,706)
Market value of interest rate swaps	651	519

Total debt	$2,784,746	$2,807,563

Insight Midwest Holdings $1.975 Billion Credit Facility

Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries and serves as borrower under a $1.975 billion credit facility. On March 28, 2002 we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of June 30, 2005 and December 31, 2004, the balance of the $100.0 million loan, including accrued interest was $133.0 million and $127.0 million.

On June 27, 2005 we announced plans to refinance the existing $1.1 billion Term B loan under Insight Midwest’s credit facility. The refinancing was completed on July 21, 2005. See Subsequent Events Note 14.

Senior Notes and Senior Discount Notes

In June 2004, we repurchased $10.0 million face amount of the 12¼% Senior Discount Notes at the then accreted value of $8.1 million for $8.9 million, resulting in a loss of $843,000, which includes the write-off of unamortized deferred financing costs of $127,000.

Debt Principal Payments

As of June 30, 2005, principal payments required on our debt were as follows (in thousands):

2005	$41,750
2006	83,500
2007	83,500
2008	104,750
2009	1,517,500
Thereafter	980,000

Total	$2,811,000

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Derivative Instruments

We enter into derivative instruments, typically interest-rate swap agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed rate interest payments in exchange for floating rate interest receipts, known as cash flow hedges, and floating rate interest payments in exchange for fixed rate interest receipts, known as fair value hedges, over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable or receivable is included in other non-current liabilities or assets.

Gains and losses related to cash flow hedges that are determined to be effective hedges are recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to fair value hedges that are determined to be effective hedges are recorded in the consolidated statements of operations as an adjustment to the swap instrument and an equal and offsetting adjustment to the carrying value of the underlying debt. Gains and losses related to interest rate swaps that are determined not to be effective hedges and do not qualify for hedge accounting are recorded in our consolidated statements of operations as other income or expense.

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of approximately $1.1 million and $812,000 for the three and six months ended June 30, 2005, which is included in other income (expense). As of June 30, 2005 and December 31, 2004, we recorded $486,000 and $364,000 of interest payable related to these agreements. The cost if terminated of these agreements was $1.3 million and $2.1 million as of June 30, 2005 and December 31, 2004.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value of this swap as of June 30, 2005 and December 31, 2004 was $650,000 and $519,000 and has been recorded in other non-current assets and as an adjustment to the carrying value of debt.

10. Comprehensive Loss

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

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Comprehensive Loss (continued)

The following is a reconciliation of net loss to comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss	$(728)	$(7,527)	$(9,070)	$(14,344)
Unrealized gain (loss) on securities available-for-sale	31	(260)	128	(102)
Realized (gain) on securities available-for-sale	—	—	—	(386)
Unrealized gain on interest rate swaps, net of tax	—	439	—	842

Comprehensive loss	$(697)	$(7,348)	$(8,942)	$(13,990)

11. Minority and Preferred Interests

As of June 30, 2005 we had $249.4 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest.

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

12. Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. Effective July 31, 2004, the management agreement was terminated by mutual agreement. We recognized management fees in connection with this agreement of $603,000 and $1.2 million for the three and six months ended June 30, 2004.

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions (continued)

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were approximately $39.2 million and $80.7 million for the three and six months ended June 30, 2005 and approximately $36.7 million and $73.5 million for the three and six months ended June 30, 2004. As of June 30, 2005 and December 31, 2004, approximately $38.9 million and $36.8 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

Prior to December 31, 2004, to facilitate delivery of telephone services, we were party to a joint operating agreement with Comcast Cable that allowed Insight Midwest to deliver to its residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, Insight Midwest leased certain capacity on our local network to Comcast Cable. In addition, Insight Midwest provided certain services and support for which it received additional payments related to installations, marketing and billing support. Fee revenue earned in connection with installations was deferred and amortized over the expected term a telephone customer was expected to maintain their telephone service, then estimated to be three years. Marketing and billing support revenue was recognized in the period such services were performed.

On December 31, 2004, we acquired the telephone business conducted by Comcast Cable in the markets served under our joint operating agreement and terminated the joint operating agreement. Subsequent to December 31, 2004, we no longer earn revenue from the services described above, but rather we record the continued amortization of installation fee revenue and revenues earned directly from our customers for providing telephone and telephone related services.

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

We earned advertising revenues through this affiliate of approximately $5.1 million and $9.1 million for the three and six months ended June 30, 2004. Through September 26, 2004 we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth.

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

As of December 31, 2004, each of the individuals with a loan obligation accepted the offer and surrendered an aggregate of 395,210 shares of common stock in repayment of $3.7 million (based on the closing price of our Class A common stock on such date of $9.27 per share) of the aggregate $4.3 million of loans and accrued interest. The remaining balance of the loans were cancelled and recorded as compensation expense during the fourth quarter of 2004. On May 3, 2005, following shareholder approval of an amendment to our 1999 Equity Incentive Plan to increase the number of shares available thereunder for issuance, the employees and former employees were issued an aggregate of 825,641 shares of restricted stock. This restricted stock was recorded during the three months ended June 30, 2005.

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

Between March 7 and March 15, 2005, five purported class action lawsuits were filed in the Delaware Court of Chancery naming Insight Communications Company, Inc. and each of its directors as defendants. Three of the lawsuits also named The Carlyle Group as a defendant. The cases were subsequently consolidated under the caption In Re Insight Communications Company, Inc. Shareholders Litigation (Civil Action No. 1154-N), and, on April 11, 2005, a Consolidated Amended Complaint (“Complaint”) was filed against each director and The Carlyle Group. The Complaint alleges, among other things, that the defendant directors breached their fiduciary duties to our stockholders in connection with a proposal from Sidney R. Knafel, Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of our outstanding, publicly-held Class A common stock. The Complaint also alleges that the proposed transaction violates our Charter and that The Carlyle Group has aided and abetted the alleged fiduciary duty breaches. The Complaint seeks the certification of a class of our stockholders; a declaration that the proposed transaction violates our Charter; an injunction prohibiting the defendants from proceeding with the proposed transaction; rescission or other damages in the event the proposed transaction is consummated; an award of costs and disbursements including attorneys’ fees; and other relief. On April 15, 2005, the plaintiffs filed a Motion for Preliminary Injunction seeking an order enjoining the defendants from taking any steps or acts in furtherance of the proposed transaction, except in compliance with the duties set forth in Revlon v. MacAndrews & Forbes Holdings, Inc., 506 A.2d 173 (Del. 1976). On April 25, 2005, the Court refused to schedule a hearing on plaintiffs’ Motion for a Preliminary Injunction and entered an order denying that motion, without prejudice to plaintiffs’ ability to re-file the motion, if appropriate, once the special committee makes a recommendation.

On July 28, 2005, the parties to the action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the litigation which, among other things, provides that the buyers shall proceed with the merger, subject to the terms and conditions of the merger agreement (See Subsequent Events Note 14) including the “majority of the minority” stockholder voting condition, and under which the defendants admit to no wrongdoing or fault. The memorandum of understanding contemplates certification of a plaintiff class consisting of all record and beneficial owners of our Class A common stock, other than the buyers, during the period beginning on

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

and including March 6, 2005, through and including the date of the consummation of the merger, a dismissal of all claims with prejudice, and a release in favor of all defendants of any and all claims related to the merger. The proposed settlement is subject to a number of conditions, including consummation of the merger, the plaintiffs’ approval of a definitive settlement agreement and final court approval of the settlement.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

14. Subsequent Events

On July 21, 2005 we completed a refinancing of the existing $1.1 billion Term B loan facility under Insight Midwest’s Credit Agreement which reduced the applicable margins for LIBOR rate borrowings and raised the maximum total leverage ratio covenant.

On July 28, 2005, we entered into a definitive merger agreement providing for Insight Acquisition Corp. to acquire all of our publicly held shares. Under the terms of the agreement, our public shareholders would receive $11.75 per share in cash.

Insight Acquisition Corp., the acquiring entity, was organized by our co-founders Sidney R. Knafel and Michael S. Willner and affiliates of The Carlyle Group in order to effect the transactions contemplated by the merger agreement.

Consummation of the transaction is subject to certain conditions, including (i) approval of the merger agreement and merger by holders of a majority of the outstanding shares of our Class A common stock not held by Insight Acquisition Corp., its affiliates or our officers and directors and (ii) termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

Recent Developments

On July 28, 2005, we entered into a definitive merger agreement providing for Insight Acquisition Corp. to acquire all of our publicly held shares. Under the terms of the agreement, our public shareholders would receive $11.75 per share in cash.

Insight Acquisition Corp., the acquiring entity, was organized by our co-founders Sidney R. Knafel and Michael S. Willner and affiliates of The Carlyle Group in order to effect the transactions contemplated by the merger agreement.

Consummation of the transaction is subject to certain conditions, including (i) approval of the merger agreement and merger by holders of a majority of the outstanding shares of our Class A common stock not held by Insight Acquisition Corp., its affiliates or our officers and directors and (ii) termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

Overview

Our revenues are earned from customer fees for cable television video services including basic, classic, premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, commissions for products sold through home shopping networks, and, through July 31, 2004, as management fees for managing cable systems.

Some of the principal reasons for our net losses through June 30, 2005 include depreciation and amortization associated with capital expenditures for the construction, expansion and maintenance of our systems, and interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenue	$279,311	$250,638	$548,638	$489,394
Operating costs and expenses:
Programming and other operating costs	93,324	88,844	192,133	176,755
Selling, general and administrative	63,567	54,837	126,515	105,129
Depreciation and amortization	62,809	60,862	125,669	120,021

Total operating costs and expenses	219,700	204,543	444,317	401,905

Operating income	59,611	46,095	104,321	87,489
Interest expense	56,291	50,735	111,008	100,937
Minority interest income (expense)	(5,227)	841	(3,827)	720
Net loss	(728)	(7,527)	(9,070)	(14,344)
Net cash provided by operating activities	67,148	39,252	143,227	134,386
Net cash used in investing activities	54,049	39,273	92,937	82,883
Net cash used in financing activities	20,875	29,706	41,750	45,269
Capital expenditures	54,788	39,398	93,513	83,587

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$728	$7,527	$9,070	$14,344
Income tax benefit (provision)	(125)	167	(250)	311

Loss before income taxes	603	7,694	8,820	14,655
Minority interest income (expense)	(5,227)	841	(3,827)	720

Income (loss) before minority interest and income taxes	(4,624)	8,535	4,993	15,375
Other income (expense):
Other	(543)	4,004	(671)	2,176
Interest income	(761)	(109)	(1,023)	(249)
Interest expense	56,291	50,735	111,008	100,937

Total other expense, net	54,987	54,630	109,314	102,864

Operating income	59,611	46,095	104,321	87,489
Depreciation and amortization	62,809	60,862	125,669	120,021

Operating Income before Depreciation and Amortization	$122,420	$106,957	$229,990	$207,510

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
	(in thousands)
Operating income	$59,611		$46,095	$104,321	$87,489
Depreciation and amortization	62,809		60,862	125,669	120,021

Operating Income before Depreciation and Amortization	122,420		106,957	229,990	207,510
Changes in working capital accounts(1)	(1,151)		(2,180)	5,577	9,387
Cash paid for interest	(54,036	)(2)	(65,451)	(92,118)	(82,315)
Cash paid for taxes	(85)		(74)	(222)	(196)

Net cash provided by operating activities	67,148		39,252	143,227	134,386
Capital expenditures	(54,788)		(39,398)	(93,513)	(83,587)

Free Cash Flow	$12,360		$(146)	$49,714	$50,799

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue for the three months ended June 30, 2005 totaled $279.3 million, an increase of 11% over the prior year, due primarily to customer gains in high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 49% over the prior year, primarily due to an increased customer base. We added a net 23,500 high-speed Internet customers during the quarter to end at 391,300 customers. In addition, digital service revenue increased 13% over the prior year, primarily due to an increased customer base. We added a net 1,800 digital customers during the quarter to end at 460,800 customers.

Basic cable service revenue increased 3%, due to basic rate increases partially offset by customer losses. Historically, we experience a seasonal decline in basic customers during the second quarter primarily as a result of students leaving the university communities we serve at the end of the school year. Compounding this loss for

(1)	Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.
(2)	Excludes bond interest payments due April 1, 2005 that were made on March 31, 2005. Had the payments been made on April 1, 2005, Free Cash Flow for the three months ended June 30, 2005 would have been ($6,409). Cash paid for interest for the three months ended June 30, 2005 is lower than for the three months ended June 30, 2004 because it does not include this interest payment.

the three months ended June 30, 2005, were continued competitive pressures from Direct Broadcast Satellite (“DBS”) service providers, including the continuing effects of earlier “local-to-local” launches and bundled offers with Digital Subscriber Line (“DSL”) providers. To reverse this trend, we are increasing our customer retention efforts by emphasizing bundling, enhancing and differentiating our video services and providing video-on-demand, high definition television and digital video recorders. We are also continuing our focus on improving customer service through quicker response times, increased education of our product offerings and spending on marketing and sales efforts.

Revenue by service offering was as follows for the three months ended June 30 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended June 30, 2005	% of Total Revenue	Three Months Ended June 30, 2004	% of Total Revenue	% Change in Revenue
Basic	$150,071	53.7%	$145,446	58.0%	3.2%
High-speed Internet	46,318	16.6%	31,095	12.4%	49.0%
Digital	27,838	10.0%	24,679	9.9%	12.8%
Advertising	19,749	7.1%	16,883	6.8%	17.0%
Premium	13,746	4.9%	14,612	5.8%	(5.9)%
Telephone	8,387	3.0%	3,802	1.5%	120.6%
Franchise fees	7,782	2.8%	7,264	2.9%	7.1%
Other	5,420	1.9%	6,857	2.7%	(21.0)%

Total	$279,311	100.0%	$250,638	100.0%	11.4%

Total Customer Relationships were approximately 1,315,400 as of June 30, 2005 compared to 1,324,800 as of June 30, 2004. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e. basic cable, high-speed Internet or telephone) without regard to which product they purchase. Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet and telephone customers, as of June 30, 2005 increased approximately 7% as compared to June 30, 2004.

RGUs by type were as follows (in thousands):

	June 30, 2005	June 30, 2004
Basic	1,257.2	1,282.4
Digital	460.8	418.2
High-speed Internet	391.3	273.9
Telephone	73.5	61.6

Total RGUs	2,182.8	2,036.1

Average monthly revenue per basic customer was $73.64 for the three months ended June 30, 2005, compared to $64.76 for the three months ended June 30, 2004 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases. In addition, telephone revenues for the three months ended June 30, 2005 reflect service revenues earned from our customers compared to the three months ended June 30, 2004 which reflected revenues billed to Comcast under our previous contractual arrangement that was terminated effective December 31, 2004. Also included in telephone revenues for the three months ended June 30, 2005 is the continued amortization of installation revenues under our previous arrangement with Comcast in the amount of $834,000.

Programming and other operating costs increased $4.5 million or 5%. Total programming costs for our video products decreased for the three months ended June 30, 2005 from the three months ended June 30, 2004. Annual programming rate increases were more than offset by a credit of approximately $6.0 million resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of cost of sales associated with telephone that were previously paid by Comcast. Despite an increase of approximately 117,000 high-speed Internet customers, high-speed Internet service provider costs decreased due to more favorable per customer charges under an agreement with our Internet service provider entered into in the third quarter of 2004. However, as we continue to add high-speed Internet customers, we expect our Internet service provider costs to increase.

Selling, general and administrative expenses increased $8.7 million or 16%, primarily due to increased payroll and payroll related costs, including salary increases for existing employees and increases in health insurance costs. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year’s quarter. A decrease in expenses previously allocated to Comcast, under our prior agreement to manage certain Comcast systems, also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ended June 30, 2005 does not include any of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

Depreciation and amortization expense increased $1.9 million or 3% primarily as a result of additional capital expenditures through June 30, 2005. These expenditures were primarily for network extensions, capitalized payroll, upgrades to our headends, telephone equipment and purchases of customer premise equipment, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $15.5 million, or 15%.

Interest expense increased $5.6 million or 11.0% primarily due to higher interest rates, which averaged 8.1% for the three months ended June 30, 2005 as compared to 7.2% for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue for the six months ended June 30, 2005 totaled $548.6 million, an increase of 12% over the prior year, due primarily to customer gains in high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 47% over the prior year, primarily due to an increased customer base.

We added a net 60,800 high-speed Internet customers during the six months ended June 30, 2005 to end at 391,300 customers. In addition, digital service revenue increased 13% over the prior year, primarily due to an increased customer base. We added a net 9,500 digital customers during the six months ended June 30, 2005 to end at 460,800 customers. Basic cable service revenue increased 5%, due to basic rate increases partially offset by customer losses.

Revenue by service offering was as follows for the six months ended June 30 (in thousands):

	Revenue by Service Offering
	Six Months Ended June 30, 2005	% of Total Revenue	Six Months Ended June 30, 2004	% of Total Revenue	% Change in Revenue
Basic	$297,703	54.3%	$284,451	58.1%	4.7%
High-speed Internet	88,431	16.1%	60,035	12.3%	47.3%
Digital	54,599	10.0%	48,400	9.9%	12.8%
Advertising	36,737	6.7%	30,870	6.3%	19.0%
Premium	28,090	5.1%	29,518	6.0%	(4.8)%
Telephone	16,119	2.9%	7,560	1.6%	113.2%
Franchise fees	15,202	2.8%	14,272	2.9%	6.5%
Other	11,757	2.1%	14,288	2.9%	(17.7)%

Total	$548,638	100.0%	$489,394	100.0%	12.1%

Average monthly revenue per basic customer was $72.17 for the six months ended June 30, 2005, compared to $63.17 for the six months ended June 30, 2004 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases.

Programming and other operating costs increased $15.4 million or 9%. Programming costs increased primarily as a result of increased programming rates. These increased costs were partially offset by the favorable finalization of contract resolutions that were accrued at a higher rate than the amount actually paid. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of cost of sales associated with telephone that were previously paid by Comcast. Despite an increase of approximately 117,000 high-speed Internet customers, high-speed Internet service provider costs decreased due to more favorable per customer charges under an agreement with our Internet service provider entered into in the third quarter of 2004. However, as we continue to add high-speed Internet customers, we expect our Internet service provider costs to increase.

Selling, general and administrative expenses increased $21.4 million or 20%, primarily due to increased payroll and payroll related costs, including salary increases for existing employees and increases in health insurance costs. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year. A decrease in expenses previously allocated to Comcast, under our prior agreement to manage certain Comcast systems, also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ended June 30,

2005 does not include any of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

Depreciation and amortization expense increased $5.6 million or 5% primarily as a result of additional capital expenditures through June 30, 2005. These expenditures were primarily for network extensions, upgrades to our headends and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $22.5 million, or 11%.

Interest expense increased $10.1 million or 10% primarily due to higher interest rates, which averaged 7.9% for the six months ended June 30, 2005 as compared to 7.1% for the six months ended June 30, 2004.

Liquidity and Capital

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

Cash provided by operations for the six months ended June 30, 2005 and 2004 was $143.2 million and $134.4 million. The increase was primarily attributable to increased operating income and the affect of non-cash items partially offset by the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the six months ended June 30, 2005 and 2004 was $92.9 million and $82.9 million. The increase was due to amounts spent on capital expenditures primarily for the build out of our telephone product.

Cash used in financing activities for the six months ended June 30, 2005 and 2004 was $41.8 million and $45.3 million. The decrease is primarily due to the repurchase of senior discount notes in 2004 offset by increased amortization payments of our credit facility in 2005.

For the six months ended June 30, 2005 and 2004 we spent $93.5 million and $83.6 million in capital expenditures. These expenditures principally constituted network extensions, upgrades to our headends, telephone equipment, purchases of customer premise equipment and capitalized labor, all of which is considered necessary in order to maintain our existing network, to grow our customer base and expand our service offerings.

Free Cash Flow for the six months ended June 30, 2005 totaled $49.7 million compared to $50.8 million for the six months ended June 30, 2004. The decrease was primarily driven by the following:

•	A $5.5 million source of Free Cash Flow for the six months ended June 30, 2005 compared to a $9.4 million source for the six months ended June 30, 2004 from changes in working capital accounts;

•	A $9.8 million increase in cash interest expense paid primarily driven by an increase in interest rates; and

•	A $9.9 million increase in capital expenditures.

The above fluctuations resulted in a $23.6 million decrease in Free Cash Flow and were largely offset by an increase in operating income before depreciation and amortization of $22.5 million.

While we expect to continue to use Free Cash Flow to repay our indebtedness, as interest rates continue to increase, we expect our interest costs will also be higher. On July 21, 2005 we completed a refinancing of the existing $1.1 billion Term B loan facility under Insight Midwest’s Credit Agreement, which reduced the applicable margins for LIBOR rate borrowings and raised the maximum total leverage ratio covenant.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. For the three and six months ended June 30, 2005 we had positive Free Cash Flow. With the completed refinancing of Insight Midwest’s Term B loan facility our maximum leverage ratio covenant reset from 3.75 to 4.50 on July 1, 2005. We had the ability to draw upon $338 million of unused availability under the Insight Midwest Holdings credit facility as of June 30, 2005 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of June 30, 2005, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2005	$41,750	$2,431	$44,181
2006	83,500	4,202	87,702
2007	83,500	3,181	86,681
2008	104,750	2,777	107,527
2009	1,517,500	1,984	1,519,484
Thereafter	980,000	1,403	981,403

Total cash obligations	$2,811,000	$15,978	$2,826,978

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $1.1 million and $812,000 for the three and six months ended June 30, 2005, which is included in other income (expense). The cost if terminated of this swap as of June 30, 2005 and December 31, 2004 was $486,000 and $364,000. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value of this swap as of June 30, 2005 and December 31, 2004 was $650,000 and $519,000 and has been recorded in other non-current assets and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes and 12¼% senior discount notes was $1.4 billion and $1.3 billion as of June 30, 2005. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2005, the estimated fair value (cost if terminated) of our interest rate swap agreements was approximately $650,000 and ($1.3) million and is reflected in our financial statements as other non-current assets or (liabilities). Changes in the fair value of our interest rate swaps are either recognized in income or in stockholders’ equity as a component of other comprehensive income (loss), depending upon the type of swap and whether it qualifies for hedge accounting.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 in Item 1 of PART I, Notes to Consolidated Financial Statements, and incorporated herein by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended June 30, 2005, we issued 40,367 shares of Class A common stock in connection with our matching contributions to our 401(k) plan and granted stock options to certain of our employees, directors and external consultants to purchase an aggregate of 43,852 shares of Class A common stock. The issuances of common stock and grants of stock options were not registered under the Securities Act of 1933 because such issuances and grants either (i) did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or (ii) were offered and sold in transactions not involving a public offering, and therefore exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2005, we held our annual meeting of stockholders to (i) elect seven directors to serve for a term of one year and (ii) ratify the selection of our independent auditors for the year ending December 31, 2005.

The following individuals were elected to serve as directors for a term of one year:

	Vote For	Vote Withheld
Sidney R. Knafel	113,686,337	13,543,073
Michael S. Willner	113,709,414	13,519,966
Dinni Jain	116,439,319	10,790,061
Thomas L. Kempner	105,493,206	21,736,174
Geraldine B. Laybourne	115,917,052	11,312,328
David C. Lee	115,916,852	11,312,528
James S. Marcus	115,916,532	11,312,848

With the exception of David C. Lee these individuals constituted our entire Board of Directors and served as our directors immediately preceding the annual meeting.

The stockholders approved an amendment to our 1999 Equity Incentive Plan. The result of the vote was as follows:

Vote For	Vote Against	Abstained
90,445,919	27,734,680	553,183

The stockholders ratified the selection of Ernst & Young LLP as our independent auditors for the year ending December 31, 2005. The result of the vote was as follows:

Vote For	Vote Against	Abstained
126,040,122	1,140,818	48,440

Item 6. Exhibits

Exhibits:

10	Amendment No. 1 and form of Additional Term Loan Supplement to the Amended and Restated Credit Agreement of Insight Midwest Holdings, LLC

31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer of Insight Communications Company, Inc.

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Financial Officer of Insight Communications Company, Inc.

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2005	INSIGHT COMMUNICATIONS COMPANY, INC

	By:	/s/ John Abbot
John Abbot
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)