Form 10-Q
period 2005-09-30
INSIGHT COMMUNICATIONS CO INC
filed 2005-11-07
CIK 1084421

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005
Class A Common Stock, $.01 Par Value	51,841,390
Class B Common Stock, $.01 Par Value	8,489,454

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

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2005	December 31, 2004
	unaudited
Assets
Cash and cash equivalents	$117,782	$100,144
Investments	5,736	5,053
Trade accounts receivable, net of allowance for doubtful accounts of $1,291 and $1,050 as of September 30, 2005 and December 31, 2004	22,629	31,355
Launch funds receivable	517	2,749
Prepaid expenses and other current assets	19,532	11,343
Total current assets	166,196	150,644
Fixed assets, net	1,117,526	1,154,251
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $22,894 and $18,892 as of September 30, 2005 and December 31, 2004	25,606	27,896
Other non-current assets	2,053	2,692
Total assets	$3,745,770	$3,769,872
Liabilities and stockholders’ equity
Accounts payable	$22,645	$31,886
Accrued expenses and other current liabilities	37,224	40,838
Accrued property taxes	12,830	13,049
Accrued programming costs (inclusive of $37,743 and $36,838 due to related parties as of September 30, 2005 and December 31, 2004)	53,478	51,329
Deferred revenue	5,744	8,996
Interest payable	48,131	20,643
Debt—current portion	83,500	83,500
Total current liabilities	263,552	250,241
Deferred revenue	1,835	2,904
Debt	2,687,935	2,724,063
Other non-current liabilities	2,008	1,331
Minority interest	251,592	245,523
Stockholders’ equity:
Preferred stock; $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding as of September 30, 2005 and December 31, 2004	—	—
Common stock; $.01 par value:
Class A—300,000,000 shares authorized; 51,841,390 and 50,912,910 shares issued and outstanding as of September 30, 2005 and December 31, 2004	517	509
Class B—100,000,000 shares authorized; 8,489,454 shares issued and outstanding as of September 30, 2005 and December 31, 2004	85	85
Additional paid-in-capital	828,409	813,853
Accumulated deficit	(276,715)	(260,270)
Deferred stock compensation	(13,893)	(8,689)
Accumulated other comprehensive income	445	322
Total stockholders’ equity	538,848	545,810
Total liabilities and stockholders’ equity	$3,745,770	$3,769,872

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$278,986	$250,516	$827,624	$739,910
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $39,438 and $120,114 and $37,490 and $110,968 of programming expense incurred through related parties for the three and nine months ended September 30, 2005 and 2004)	94,872	87,522	287,005	264,277
Selling, general and administrative	68,106	57,920	194,621	163,049
Depreciation and amortization	64,930	60,360	190,599	180,381
Total operating costs and expenses	227,908	205,802	672,225	607,707
Operating income	51,078	44,714	155,399	132,203
Other income (expense):
Interest expense	(57,773)	(49,228)	(168,781)	(150,165)
Interest income	853	174	1,876	423
Other income (expense)	834	475	1,505	(1,701)
Total other expense, net	(56,086)	(48,579)	(165,400)	(151,443)
Loss before minority interest and income taxes	(5,008)	(3,865)	(10,001)	(19,240)
Minority interest expense	(2,242)	(1,597)	(6,069)	(877)
Loss before income taxes	(7,250)	(5,462)	(16,070)	(20,117)
Benefit (provision) for income taxes	(125)	15	(375)	326
Net loss applicable to common stockholders	$(7,375)	$(5,447)	$(16,445)	$(19,791)
Basic and diluted loss per share attributable to common stockholders	$(.12)	$(.09)	$(.27)	$(.33)
Basic and diluted weighted-average shares outstanding	60,300,352	59,757,557	59,880,754	59,711,272

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2005	2004
Operating activities:
Net loss	$(16,445)	$(19,791)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	190,599	180,381
Non-cash consulting expense	45	45
Gain on interest rate swaps	(1,684)	(249)
Realized gain on sale of Liberate	—	(386)
Loss on early extinguishments of debt	—	127
Minority interest	6,069	877
Provision for losses on trade accounts receivable	13,196	13,803
Contribution of stock to 401(k) Plan	1,990	1,309
Amortization of note discount	28,630	25,942
Benefit for income taxes	—	(326)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Trade accounts receivable	(4,470)	(10,296)
Launch funds receivable	2,232	6,712
Prepaid expenses and other assets	(7,392)	2,620
Accounts payable	(9,241)	(7,146)
Accrued expenses and other liabilities	21,483	34,097
Net cash provided by operating activities	225,012	227,719
Investing activities:
Purchase of fixed assets	(144,622)	(130,895)
Sale of fixed assets	2,145	952
Purchase of intangible assets	—	(107)
Purchase of investments	(1,551)	(1,481)
Sale of investments	991	602
Net cash used in investing activities	(143,037)	(130,929)
Financing activities:
Net repayment of credit facilities	(62,625)	(52,688)
Repurchase of senior discount notes	—	(8,134)
Debt issuance costs	(1,712)	(10)
Net cash used in financing activities	(64,337)	(60,832)
Net increase in cash and cash equivalents	17,638	35,958
Cash and cash equivalents, beginning of period	100,144	60,172
Cash and cash equivalents, end of period	$117,782	$96,130

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of September 30, 2005.

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

On July 28, 2005, we entered into a definitive merger agreement providing for Insight Acquisition Corp. to acquire all of our publicly held shares. Under the terms of the agreement, our public shareholders (other than stockholders that will continue as investors in the surviving corporation) would receive $11.75 per share in cash. Insight Acquisition Corp. was organized by affiliates of The Carlyle Group in order to effect the transactions contemplated by the merger agreement. Consummation of the transaction is subject to certain conditions, including approval of the merger agreement and merger by unaffiliated holders of a majority of the outstanding shares of our Class A common stock.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other interim period.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we have elected to continue to account for employee stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under our stock option plan since all such options were granted at exercise prices equal to the fair market value on the date of grant.

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to each of the three and nine month periods ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(7,375)	$(5,447)	$(16,445)	$(19,791)
Add: Stock-based compensation as reported, net of tax	3,891	959	7,367	3,204
Deduct: Stock-based compensation determined under fair value based method for all awards (SFAS No. 123), net of tax	(5,712)	(2,466)	(12,922)	(6,823)
Adjusted net loss attributable to common stockholders	$(9,196)	$(6,954)	$(22,000)	$(23,410)
Basic and diluted net loss per share, as reported	$(.12)	$(.09)	$(.27)	$(.33)
Basic and diluted net loss per share, SFAS 123 adjusted	$(.15)	$(.12)	$(.37)	$(.39)

4.   Loss Per Share

Basic loss per share is computed using the weighted-average shares outstanding during the period. Diluted loss per share is equal to basic loss per share as we generated net losses for the three and nine months ended September 30, 2005 and 2004, thereby making the potential effects of dilutive securities anti-dilutive. Securities that could potentially dilute basic earnings per share in the future include stock options and deferred stock units.

5.   Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123(R) in our first quarter of 2006. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Under the modified retrospective transition method,

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Recent Accounting Pronouncements (Continued)

prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The modified prospective transition method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the fiscal period of adoption of SFAS No. 123R, while the retrospective method would record compensation expense for all unvested stock options and share awards beginning with the fiscal period retroactively adjusted. The Company is still evaluating which transition method it will adopt and the impact of the adoption of SFAS No. 123R on its consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific provisions, those provisions should be followed. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2006.

6.   Investments

Liberate Technologies

In July and April 2005, we received special dividends of $0.15 and $2.10 per share on our 441,000 shares of Liberate Technologies (“Liberate”) stock. The total dividends received of $66,150 and $926,000 have been recorded as a decrease in our investment in Liberate. As of September 30, 2005 and December 31, 2004, we had 441,000 shares available for sale with a fair value of $84,000 and $953,000.

During January and February 2004, we sold a total of 150,000 shares of Liberate common stock. We received net proceeds of $595,000 and recorded a net gain on the sale of $381,000 that has been included in other income in our consolidated statements of operations for the nine months ended September 30, 2004.

AgileTV

AgileTV Corporation is a privately owned company that develops voice navigation services for television. On May 11, 2005, we made an additional investment in AgileTV by purchasing shares of AgileTV’s Series B1 preferred stock and common stock for an aggregate purchase price of (i) approximately $900,000 in cash and (ii) approximately $300,000 in the form of conversion of an outstanding promissory note. We are accounting for our investment in AgileTV under the cost method. As of September 30, 2005 and December 31, 2004, our carrying value in this investment was $1.2 million and $300,000.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Fixed Assets

	September 30,	December 31,
	2005	2004
	(in thousands)
Land, buildings and improvements	$39,760	$41,131
Cable system equipment	2,324,954	2,182,800
Furniture, fixtures and office equipment	20,945	20,073
	2,385,659	2,244,004
Less accumulated depreciation and amortization	(1,268,133)	(1,089,753)
Total fixed assets, net	$1,117,526	$1,154,251

We recorded depreciation expense of $59.6 million and $179.2 million for the three and nine months ended September 30, 2005 and $58.1 million and $173.2 million for the three and nine months ended September 30, 2004.

8.   Debt

	September 30,	December 31,
	2005	2004
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,425,125	$1,487,750
Insight Midwest 9 3/4% Senior Notes	385,000	385,000
Insight Midwest 10 1/2% Senior Notes	630,000	630,000
Insight Inc. 12 1/4% Senior Discount Notes	350,000	350,000
	2,790,125	2,852,750
Net unamortized discount/premium on notes	(17,076)	(45,706)
Market value of interest rate swaps	(1,614)	519
Total debt	$2,771,435	$2,807,563

Insight Midwest Holdings $1.975 Billion Credit Facility

Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries and serves as borrower under a $1.975 billion credit facility. On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of September 30, 2005 and December 31, 2004, the balance of the $100.0 million loan, including accrued interest, was $136.1 million and $127.0 million.

On July 21, 2005 we completed a refinancing of the existing $1.1 billion Term B loan facility under the Insight Midwest Credit Agreement. This refinancing reduced the applicable margins for LIBOR rate borrowings from LIBOR plus 275 basis points to LIBOR plus 200 basis points and the applicable margin will be reduced an additional 25 basis points when the Midwest Holdings leverage ratio drops below 2.75. The maximum total leverage ratio covenant was reset from 3.75 to 4.50 on July 1, 2005 with additional step downs to 4.25 on July 1, 2006 and to 4.00 on July 1, 2007. The facility was also amended to provide certain flexibility to refinance senior notes at Insight Midwest.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Debt (Continued)

Senior Notes and Senior Discount Notes

In June 2004, we repurchased $10.0 million face amount of the 12¼% Senior Discount Notes at the then accreted value of $8.1 million for $8.9 million, resulting in a loss of $843,000, which includes the write-off of unamortized deferred financing costs of $127,000.

Debt Principal Payments

As of September 30, 2005, the remaining principal payments required on our debt were as follows (in thousands):

2005	$20,875
2006	83,500
2007	83,500
2008	104,750
2009	1,517,500
Thereafter	980,000
Total	$2,790,125

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

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $872,000 and $1.7 million for the three and nine months ended September 30, 2005 and $1.5 million and $250,000 for the three and nine months ended September 30, 2004, which is included in other income (expense). As of September 30, 2005 and

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Derivative Instruments (Continued)

December 31, 2004, we recorded $1.7 million and $364,000 of interest payable related to these agreements. The cost, if terminated, of these agreements was $394,000 and $2.1 million as of September 30, 2005 and December 31, 2004.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of September 30, 2005 and December 31, 2004 was $(1.6) million and $519,000 and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss	$(7,375)	$(5,447)	$(16,445)	$(19,791)
Unrealized gain (loss) on securities available-for-sale	(5)	(5)	123	(107)
Realized gain on securities available-for-sale	—	—	—	(386)
Unrealized gain on interest rate swaps, net of tax	—	168	—	1,010
Comprehensive loss	$(7,380)	$(5,284)	$(16,322)	$(19,274)

11.   Minority and Preferred Interests

As of September 30, 2005 we had $251.6 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest.

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

Depending on the nature of dissolution of the partnership, Insight Midwest will be required in accordance with the partnership agreement to either distribute to Comcast Cable some of its cable systems

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Minority and Preferred Interests (Continued)

and liabilities equal to 50% of the net market value of the partnership or, in the event of a liquidation, an amount in cash equal to 50% of the net proceeds received.

12.   Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to certain cable television systems owned by Comcast. Effective July 31, 2004, the management agreement was terminated by mutual agreement. We recognized management fees in connection with this agreement of $200,000 and $1.4 million for the three and nine month period ended September 30, 2004.

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $39.4 million and $120.1 million for the three and nine months ended September 30, 2005 and $37.5 million and $111.0 million for the three and nine months ended September 30, 2004. As of September 30, 2005 and December 31, 2004, $37.7 million and $36.8 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

Prior to December 31, 2004, to facilitate delivery of telephone services, we were party to a joint operating agreement with Comcast Cable that allowed Insight Midwest to deliver to its residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, Insight Midwest leased certain capacity on our local network to Comcast Cable. In addition, Insight Midwest received additional payments related to certain services and support, including installations, marketing and billing. Fee revenue earned in connection with installations was deferred and amortized over the expected term a telephone customer was expected to maintain their telephone service, then estimated to be three years. Marketing and billing support revenue was recognized in the period such services were performed.

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with an affiliate of AT&T Broadband (now known as Comcast Cable),

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Related Party Transactions (Continued)

which provided for this affiliate to perform all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement.

We earned advertising revenues through this affiliate of $4.6 million and $13.7 million for the period from July 1, 2004 through September 26, 2004 and January 1, 2004 through September 26, 2004. Through September 26, 2004 we paid this affiliate a fixed and variable fee for providing this service based on advertising sales cash flow growth.

Employee Loans

In October 1999 and April 2000, we made loans to certain of our employees that were used to satisfy their individual income tax withholding obligations resulting from their receipt of shares in connection with our initial public offering. Between December 8 and 31, 2004, we made an offer to each of the individuals with a loan obligation to (i) cancel such individual’s loan (including accrued interest) upon the surrender to us of such individual’s pledged shares and (ii) issue restricted shares of our Class A common stock as an incentive to surrender the pledged shares and, in the case of current employees, to encourage the employee’s long-term future performance, and in the case of former employees, to reward such former employees for their past service to us.

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

Litigation

In November 2000, we filed a state court action against the City of Louisville for its grant, in September 2000, of a more favorable franchise to Knology of Louisville, Inc. Upon commencement of this action, the City pursuant to a provision in its franchise agreement with Knology, automatically suspended Knology’s franchise pending a final, non-appealable court determination as to whether Knology’s franchise was more favorable than the franchise under which we operated. In November 2000, Knology filed a federal court action against us seeking monetary damages and other relief for alleged violations of federal laws arising out of our having filed, pursuant to the provisions of our own franchise agreement with the

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Commitments and Contingencies (Continued)

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

In May 2003, the federal court granted us summary judgment and dismissed six of Knology’s 11 claims. The court granted summary judgment to Knology on three claims, two of which resulted in permanently enjoining enforcement of the automatic suspension provision of Knology’s franchise agreement and did not involve damages. The third such claim was for violation of Knology’s first amendment rights, which was to proceed to trial solely on the issue of damages, and could have resulted in an award of legal fees and court costs specific to such claim if upheld. The remaining undecided claims related to allegations of anticompetitive conduct arising from the state court lawsuit and were to proceed to trial on the merits. In August 2003, the court agreed, in part, with our Motion for Reconsideration, that the stay provision provides no justification for an injunction since the language was severed. Further, the court granted our Motion to Certify Questions for an Immediate Appeal to the Sixth Circuit Court of Appeals. The Sixth Circuit Court of Appeals granted our Motion to Certify, and ruled in our favor overturning the trial court’s rulings in favor of Knology. The Sixth Circuit found that our right to file the state court lawsuit against the City was protected and thus we were immune from liability arising from that lawsuit. Knology filed a motion for an en banc review by the Sixth Circuit which was denied in March 2005. The matter was returned to the trial court for final rulings consistent with the Sixth Circuit opinion. On August 19, 2005, the trial court dismissed the action with prejudice and with each party bearing its own costs. We are continuing to pursue an award of costs and attorneys fees.

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Commitments and Contingencies (Continued)

On July 28, 2005, the parties to the action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the litigation which, among other things, provides that the buyers shall proceed with the merger, subject to the terms and conditions of the merger agreement including the “majority of the minority” stockholder voting condition, and under which the defendants admit to no wrongdoing or fault. The memorandum of understanding contemplates certification of a plaintiff class consisting of all record and beneficial owners of our Class A common stock, other than the buyers, during the period beginning on and including March 6, 2005, through and including the date of the consummation of the merger, a dismissal of all claims with prejudice, and a release in favor of all defendants of any and all claims related to the merger. The proposed settlement is subject to a number of conditions, including consummation of the merger, the plaintiffs’ approval of a definitive settlement agreement and final court approval of the settlement.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

14.   Subsequent Event

On October 13, 2005, we announced the successful completion of a consent solicitation of holders of our outstanding 12 1/4% senior discount notes due 2011 for the waiver of an indenture provision that could be deemed to apply to our merger agreement with Insight Acquisition Corp. and related transactions. The concurrent consent solicitations by Insight Midwest and Insight Capital, Inc. in respect of their 9 3/4% senior notes due 2009 and 10½% senior notes due 2010, with respect to the waiver of a substantially similar provision in each indenture governing those notes, also were successfully completed.

On the consent payment date, we will pay consenting holders 0.125% of the accreted value of their 12 1/4% notes and 0.125% of the principal amount of their Insight Midwest notes, subject to the terms and conditions of the consent solicitations, which conditions include consummation of the merger with Insight Acquisition Corp.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2004, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

•       All of the services offered by our company face a wide range of competition that could adversely affect our future results of operations;

•       We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to finance our operations and our ability to react to changes in our business;

•       There is uncertainty surrounding the potential dissolution of our joint venture with a subsidiary of Comcast Corporation;

•       The terms of Insight Midwest’s indebtedness limits our ability to access the cash flow of Insight Midwest’s subsidiaries for debt service and any other purpose;

•       We have a history of net losses and may not be profitable in the future;

•       Our programming costs are substantial, and they are expected to increase; and

•       General business conditions, economic uncertainty or slowdown, and the effects of governmental regulation could adversely affect our future results of operations.

In addition, actual results could differ materially from the forward-looking statements contained in this quarterly report as a result of the timing of the completion of the proposed going private transaction or the impact of the transaction on our operating results, capital resources, profitability, cash requirements, management resources and liquidity. We do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this quarterly report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

Overview

Our revenues are earned from customer fees for cable television video services including basic, premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, commissions for products sold through home shopping networks, and, through July 31, 2004, as management fees for managing cable systems.

Some of the principal reasons for our net losses through September 30, 2005 include i) depreciation and amortization associated with capital expenditures for the construction, expansion and maintenance of our systems, and, ii) interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenue	$278,986	$250,516	$827,624	$739,910
Operating costs and expenses:
Programming and other operating costs	94,872	87,522	287,005	264,277
Selling, general and administrative	68,106	57,920	194,621	163,049
Depreciation and amortization	64,930	60,360	190,599	180,381
Total operating costs and expenses	227,908	205,802	672,225	607,707
Operating income	51,078	44,714	155,399	132,203
Interest expense	57,773	49,228	168,781	150,165
Minority interest expense	(2,242)	(1,597)	(6,069)	(877)
Net loss	(7,375)	(5,447)	(16,445)	(19,791)
Net cash provided by operating activities	81,785	93,333	225,012	227,719
Net cash used in investing activities	50,100	48,046	143,037	130,929
Net cash used in financing activities	22,587	15,563	64,337	60,832
Capital expenditures	51,109	47,308	144,622	130,895

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$7,375	$5,447	$16,445	$19,791
Income tax benefit (provision)	(125)	15	(375)	326
Loss before income taxes	7,250	5,462	16,070	20,117
Minority interest expense	(2,242)	(1,597)	(6,069)	(877)
Loss before minority interest and income taxes	5,008	3,865	10,001	19,240
Other income (expense):
Other	(834)	(475)	(1,505)	1,701
Interest income	(853)	(174)	(1,876)	(423)
Interest expense	57,773	49,228	168,781	150,165
Total other expense, net	56,086	48,579	165,400	151,443
Operating income	51,078	44,714	155,399	132,203
Depreciation and amortization	64,930	60,360	190,599	180,381
Operating Income before Depreciation and Amortization	$116,008	$105,074	$345,998	$312,584

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Operating income	$51,078	$44,714	$155,399	$132,203
Depreciation and amortization	64,930	60,360	190,599	180,381
Operating Income before Depreciation and Amortization	116,008	105,074	345,998	312,584
Changes in working capital accounts(1)	(13,713)	4,083	(8,136)	13,470
Cash paid for interest	(20,480)	(15,778)	(112,598)	(98,093)
Cash paid for taxes	(30)	(46)	(252)	(242)
Net cash provided by operating activities	81,785	93,333	225,012	227,719
Capital expenditures	(51,109)	(47,308)	(144,622)	(130,895)
Free Cash Flow	$30,676	$46,025	$80,390	$96,824

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue for the three months ended September 30, 2005 totaled $279.0 million, an 11% increase over the prior year, due primarily to customer gains in high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 46% over the prior year, primarily due to an increased customer base. We added a net 47,900 high-speed Internet customers during the quarter to end at 439,200 customers. In addition, digital service revenue increased 10% over the prior year due to an increased customer base. We added a net 29,100 digital customers during the quarter to end at 489,900 customers.

Basic cable service revenue increased 3%, due to basic rate increases partially offset by customer losses over the last twelve months. We are increasing our customer retention efforts by emphasizing bundling, enhancing and differentiating our video services and providing video-on-demand, high definition television and digital video recorders. We are also continuing our focus on improving customer service through higher service levels, increased education of our product offerings and spending on marketing and sales efforts.

Revenue by service offering was as follows for the three months ended September 30, (in thousands):

	Revenue by Service Offering
	Three Months Ended September 30, 2005	% of Total Revenue	Three Months Ended September 30, 2004	% of Total Revenue	% Change in Revenue
Basic	$148,393	53.2%	$143,918	57.4%	3.1%
High-speed Internet	49,677	17.8%	33,955	13.5%	46.3%
Digital	27,300	9.8%	24,872	9.9%	9.8%
Advertising	18,416	6.6%	15,725	6.3%	17.1%
Premium	13,215	4.7%	13,694	5.5%	(3.5)%
Telephone	9,020	3.2%	3,829	1.5%	135.6%
Franchise fees	7,681	2.8%	7,183	2.9%	6.9%
Other	5,284	1.9%	7,340	3.0%	(28.0)%
Total	$278,986	100.0%	$250,516	100.0%	11.4%

Total Customer Relationships were approximately 1,334,200 as of September 30, 2005 compared to 1,330,300 as of September 30, 2004. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase. Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet, and telephone customers, as of September 30, 2005 increased approximately 9% as compared to September 30, 2004.

RGUs by type were as follows (in thousands):

	September 30, 2005	September 30, 2004
Basic	1,271.0	1,283.6
Digital	489.9	439.4
High-speed Internet	439.2	311.5
Telephone	80.9	62.8
Total RGUs	2,281.0	2,097.3

Average monthly revenue per basic customer was $73.57 for the three months ended September 30, 2005, compared to $65.08 for the three months ended September 30, 2004 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases. In addition, telephone revenues for the three months ended September 30, 2005 reflect service revenues earned directly from our customers compared to the three months ended September 30, 2004 which reflected revenues billed to Comcast under our previous contractual arrangement that was terminated effective December 31, 2004. Also included in telephone revenue for the three months ended September 30, 2005 is the continued amortization of installation revenues under our previous arrangement with Comcast in the amount of $833,000.

Programming and other operating costs increased $7.4 million or 8%. Total programming costs for our video products increased primarily as a result of increases in programming rates offset by a credit of approximately $3.4 million resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid and $1.7 million for a settlement of disputed claims with a vendor. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of cost of sales associated with telephone that were previously paid by Comcast, increases in repairs and maintenance costs due to increased repairs on customer premise equipment and increased software maintenance costs and increased property taxes due to a favorable reversal of accrued property taxes recorded for the quarter ended September 30, 2004.

Selling, general and administrative expenses increased $10.2 million or 18%, primarily due to increased payroll and payroll related costs, including salary increases for existing employees. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year’s quarter. Marketing expenses increased over the prior year’s quarter to support the continued roll out of high-speed Internet, digital and telephone products, and to maintain our core video customer base. A decrease in expenses previously allocated to Comcast, under our prior agreement to manage certain Comcast systems, also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ended September 30, 2005 does not include any of these expense allocations and the quarter ended September 30, 2004 includes one month of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs. An increase in other miscellaneous selling, general and administrative expense was partially offset by a decrease in bad debt expense over the prior year’s quarter.

Depreciation and amortization expense increased $4.6 million or 8% primarily as a result of additional capital expenditures through September 30, 2005. These expenditures were primarily for network extensions, capitalized payroll, telephone equipment and purchases of customer premise equipment, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $10.9 million, or 10%.

Interest expense increased $8.5 million or 17% due to higher interest rates, which averaged 8.3% for the three months ended September 30, 2005 as compared to 7.0% for the three months ended September 30, 2004, and an increase in the accreted value of the 12¼% Senior Discount Notes.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue for the nine months ended September 30, 2005 totaled $827.6 million, an increase of 12% over the prior year, due primarily to customer gains in high-speed Internet and digital services, as well as basic rate increases. High-speed Internet service revenue increased 47% over the prior year, primarily due to an increased customer base. We added a net 108,700 high-speed Internet customers during the nine months ended September 30, 2005 to end at 439,200 customers. In addition, digital service revenue increased 12% over the prior year primarily due to an increased customer base. We added a net 38,600 digital customers during the nine months ended September 30, 2005 to end at 489,900 customers. Basic cable service revenue increased 4%, due to basic rate increases partially offset by customer losses.

Revenue by service offering was as follows for the nine months ended September 30 (in thousands):

	Revenue by Service Offering
	Nine Months Ended September 30, 2005	% of Total Revenue	Nine Months Ended September 30, 2004	% of Total Revenue	% Change in Revenue
Basic	$446,096	53.9%	$428,369	57.9%	4.1%
High-speed Internet	138,108	16.7%	93,990	12.7%	46.9%
Digital	81,899	9.9%	73,272	9.9%	11.8%
Advertising	55,153	6.7%	46,595	6.3%	18.4%
Premium	41,305	5.0%	43,212	5.9%	(4.4)%
Telephone	25,139	3.0%	11,389	1.5%	120.7%
Franchise fees	22,884	2.8%	21,455	2.9%	6.7%
Other	17,040	2.0%	21,628	2.9%	(21.2)%
Total	$827,624	100.0%	$739,910	100.0%	11.9%

Average monthly revenue per basic customer was $72.52 for the nine months ended September 30, 2005, compared to $63.76 for the nine months ended September 30, 2004 primarily reflecting the continued growth of our high-speed Internet and digital product offerings in all markets as well as basic rate increases.

Programming and other operating costs increased $22.7 million or 9%. Total programming costs for our video products increased primarily as a result of increased programming rates offset by a credit of $9.4 million resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid and $1.7 million for a settlement of disputed claims with a vendor. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees; in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of cost of sales associated with telephone that were previously paid by Comcast. Despite an increase of approximately 108,700 high-speed Internet customers, high-speed Internet service provider costs decreased due to more favorable per customer charges under an agreement with our Internet service provider entered into in the third quarter of 2004. However, as we continue to add high-speed Internet customers, our Internet service provider costs have started to increase in the third quarter ended September 30, 2005 and we expect them to continue to increase throughout the remainder of 2005. Increases in repairs and maintenance costs due to increased repairs on customer premise equipment and increased software maintenance costs and materials used in reconnect activities are partially offset by a decrease in property and other taxes due to a decrease in property taxes for 2005.

Selling, general and administrative expenses increased $31.6 million or 19%, primarily due to increased payroll, including salary increases for existing employees and increases in health insurance and other payroll related costs. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased over the prior year. Marketing expenses increased over the prior year to support the continued roll out of high-speed Internet, digital and telephone products, and to maintain our core video customer base. A decrease in expenses previously allocated to Comcast, under our prior agreement to manage certain Comcast systems, also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the period ended September 30, 2005 does not include any of these expense allocations and the period ended September 30, 2004 only includes seven months of expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs. Increases in other selling, general and administrative expenses and franchise and copyright fees were partially offset by a decrease in bad debt expense.

Depreciation and amortization expense increased $10.2 million or 6% primarily as a result of additional capital expenditures through September 30, 2005. These expenditures were primarily for network extensions and purchases of customer premise equipment, all of which we consider necessary in order to continue to grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization increased $33.4 million, or 11%.

Interest expense increased $18.6 million or 12% due to higher interest rates, which averaged 8.1% for the nine months ended September 30, 2005 as compared to 7.1% for the nine months ended September 30, 2004, and an increase in the accreted value of the 12 1/4% Senior Discount Notes.

Liquidity and Capital Resources

Our business requires cash for operations, debt service, capital expenditures and acquisitions. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes including the upgrade of our existing cable network, and in the future will be made for network extensions, installation of new services, customer premise equipment (e.g., set-top boxes), deployment of new product and service offerings, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the nine months ended September 30, 2005 and 2004 was $225.0 million and $227.7 million. The decrease was primarily attributable to the timing of cash receipts and payments related to our working capital accounts partially offset by increased operating income and the affect of non-cash items.

Cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $143.0 million and $130.9 million. The increase primarily was due to capital expenditures for the build out of our telephone product.

Cash used in financing activities for the nine months ended September 30, 2005 and 2004 was $64.3 million and $60.8 million. The increase is primarily due to debt issuance costs paid for the refinancing of the Term B loan facility and increased amortization payments of our credit facility in 2005.

For the nine months ended September 30, 2005 and 2004 we spent $144.6 million and $130.9 million in capital expenditures. These expenditures principally constituted telephone equipment, purchases of customer premise equipment, capitalized labor, headend equipment and system upgrades and rebuilds, all of which is considered necessary in order to maintain our existing network, to grow our customer base and expand our service offerings.

Free Cash Flow for the nine months ended September 30, 2005 totaled $80.4 million compared to $96.8 million for the nine months ended September 30, 2004. The decrease was primarily driven by the following:

•       A $8.1 million use of Free Cash Flow for the nine months ended September 30, 2005 compared to a $13.5 million source for the nine months ended September 30, 2004 from changes in working capital accounts;

•       A $14.5 million increase in cash interest expense paid primarily driven by an increase in interest rates; and

•       A $13.7 million increase in capital expenditures.

The above fluctuations reduced Free Cash Flow by $49.8 million and were largely offset by an increase in operating income before depreciation and amortization of $33.4 million.

While we expect to continue to use Free Cash Flow to repay our indebtedness, as interest rates continue to increase, we expect our interest costs will also be higher. On July 21, 2005 we completed a refinancing of the existing $1.1 billion Term B loan facility under the Insight Midwest Credit Agreement. This refinancing reduced the applicable margins for LIBOR rate borrowings from LIBOR plus 275 basis points to LIBOR plus 200 basis points and the applicable margin will be reduced an additional 25 basis points when the Midwest Holdings leverage ratio drops below 2.75. The maximum total leverage ratio covenant was reset from 3.75 to 4.50 on July 1, 2005 with additional step downs to 4.25 on July 1, 2006 and to 4.00 on July 1, 2007. The facility was also amended to provide certain flexibility to refinance the senior notes at Insight Midwest.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. For the three and nine months ended September 30, 2005 we had positive Free Cash Flow. We had the ability to draw upon $320.0 million of unused availability under the Insight Midwest Holdings credit facility as of September 30, 2005 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of September 30, 2005, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2005	$20,875	$1,280	$22,155
2006	83,500	4,315	87,815
2007	83,500	3,306	86,806
2008	104,750	2,855	107,605
2009	1,517,500	1,984	1,519,484
Thereafter	980,000	1,457	981,457
Total cash obligations	$2,790,125	$15,197	$2,805,322

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expire November 1, 2005. We recorded a gain on these swaps of $872,000 and $1.7 million for the three and nine months ended September 30, 2005 and $1.5 million and $250,000 for the three and nine months ended September 30, 2004, which is included in other income (expense). As of September 30, 2005 and December 31, 2004, we recorded $1.7 million and $364,000 of interest payable related to these agreements. The cost, if terminated, of these agreements was $394,000 and $2.1 million as of September 30, 2005 and December 31, 2004. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for these three swaps by approximately $1.9 million.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of September 30, 2005 and December 31, 2004 was $(1.6) million and $519,000 and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt. A hypothetical 100 basis point increase in interest rates along the entire interest rate yield curve would increase our annual interest expense for this swap by approximately $1.3 million.

The aggregate fair market value and aggregate carrying value of our 9 3/4% and 10 1/2% senior notes and 12 1/4% senior discount notes was $1.4 billion and $1.3 billion as of September 30, 2005. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2005 and December 31, 2004, the estimated cost, if terminated, of our interest rate swap agreements was $2.0 million and $1.6 million and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of our interest rate swaps are either recognized in income or in stockholders’ equity as a component of accumulated other comprehensive income (loss), depending upon the type of swap and whether it qualifies for hedge accounting.

Item 4.                        Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 13 in Item 1 of PART I, Notes to Consolidated Financial Statements, and incorporated herein by reference.

Item 2.                        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended September 30, 2005, we issued 50,245 shares of Class A common stock in connection with our matching contributions to our 401(k) plan, granted stock options to certain of our employees to purchase an aggregate of 145,000 shares of Class A common stock and granted 10,000 deferred stock units to certain of our employees. The issuances of common stock, grants of stock options and deferred stock units were not registered under the Securities Act of 1933 because such issuances and grants either (i) did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the matching contributions and stock options were issued and granted for no consideration, or (ii) were offered and sold in transactions not involving a public offering, and therefore exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

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

Date: November 7, 2005	INSIGHT COMMUNICATIONS COMPANY, INC.
	By:	/s/ JOHN ABBOT
John Abbot
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)