Form 10-K
period 2005-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2006-03-16
CIK 1084421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☒  No  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $566 million.

Indicate the number of shares outstanding of the registrant’s common stock. Not Applicable

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this annual report under Item 1A, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

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

We do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

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

General

Insight Communications Company, Inc. is the ninth largest cable television system operator in the United States based on customers served. We currently serve approximately 1.3 million customers, all of whom are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. We offer our customers an array of broadband products and services, including analog and digital video, high-speed Internet access and, in certain markets, telephone services.

On December 16, 2005, we completed the going-private transaction contemplated by the Agreement and Plan of Merger dated as of July 28, 2005 between us and Insight Acquisition Corp., an entity organized by certain affiliates of The Carlyle Group. Pursuant to the merger agreement,  Insight Acquisition Corp. merged with and into us, and we are the surviving corporation. All shares of our then outstanding Class A common stock, other than those shares held by certain stockholders who elected to maintain their investment in us and those held by stockholders who demanded appraisal rights, were converted into the right to receive $11.75 per share in cash, and we were recapitalized with new classes of capital stock. Immediately after completion of the going-private transaction, our Class A common stock was delisted from The Nasdaq National Market, and we are now a privately-held corporation.

Insight Midwest, L.P. is a partnership owned 50% by us and 50% by an indirect subsidiary of Comcast Cable Holdings, LLC, which is a subsidiary of Comcast Corporation. Insight Midwest is the owner of the systems serving all of our customers, and our 50% interest in Insight Midwest constitutes substantially all of our operating assets. The Insight Midwest partnership agreement provides that at any time after December 31, 2005 either partner has the right to commence a split-up process with respect to Insight Midwest, subject to a limited right of postponement held by the non-initiating partner. To date, neither partner has commenced the split-up process.

The going-private transaction did not result in any direct change in Insight Midwest’s ownership structure, and we continue to serve as the sole general partner of Insight Midwest and as the manager of each of its systems. Through a new class of Series A voting preferred stock issued in connection with the transaction, Sidney R. Knafel, Michael S. Willner and related parties continue to maintain control of a majority of our voting power. Accordingly, the merger is not expected to result in a change in the operational aspects of our business.

This report, our quarterly reports on Form 10-Q, our current reports on Form 8-K, as well as any other materials that we file with or furnish to the Securities and Exchange Commission are available free of charge through our website www.insightcom.com as soon as reasonably practicable after such material is electronically filed or furnished.

Our principal offices are located at 810 Seventh Avenue, New York, New York 10019, and our telephone number is (917) 286-2300.

Strategy

Our strategy is to be a full-service provider of the highest caliber of entertainment, information and communications services. The centerpiece of our strategy, however, is to provide exceptional customer service. We focus on building strong relationships with our customers and potential customers in the communities in which we operate because we believe that the single most important factor in generating customer loyalty is customer service. We believe that our local presence and more personal relationships with our communities distinguishes us from our competitors and results in higher customer satisfaction. In addition, we continually explore opportunities to leverage the capacity and capability of our upgraded broadband network to provide new and enhanced products and services for our customers.

Deliver excellent customer service and enhance community relations

We seek to secure a high level of customer satisfaction by managing local customer care units, staffed by professionals familiar with the communities they serve; using market research to determine customer needs and priorities and by providing customers with an attractively priced product offering. A significant number of our customers visit their local office on a monthly basis, providing us the opportunity to demonstrate and sell our new and enhanced products and services. We believe that these distinct marketing and promotion opportunities are effective sales channels, providing a competitive advantage as well as building customer loyalty.

We believe that our commitment to the communities in which we operate enhances our ability to attract and retain customers and fosters excellent franchise relationships. We are dedicated to building and sustaining strong community relations by providing valuable in-kind services and promotional opportunities to an array of local charities and organizations. We also support the cable industry’s Cable in the Classroom initiative and provide free cable and high-speed Internet access to local schools. To further strengthen our bond with our communities and differentiate ourselves from other multichannel video providers, we provide locally produced and oriented programming.

Focus on operating large, tightly-grouped clusters of cable systems in markets with attractive demographic profiles

In addition to its geographic concentration, our communications network is tightly-grouped, or “clustered,” with approximately 97% of our customers served from 13 headends, or an average of approximately 99,000 customers per headend (a headend processes signals received for distribution to customers over our network). As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis. We believe that the highly clustered nature of our systems also enables us to more efficiently deploy our marketing dollars and maximizes our ability to enhance customer awareness, increase use of our products and services and build brand support.

Our geographic concentration enables our local management teams to focus on the customer experience within their communities. We believe that the deployment of these local resources and our local expertise provides us with an advantage over our competitors, and is a key component of our operating strategy.

Many communities we serve are characterized by good housing growth, higher than average household income and low unemployment, and many are home to large universities and major commercial enterprises. We believe that the demographic profile of our communities make them attractive markets for our existing and new products.

Leverage our advanced broadband network to offer bundled services and introduce new and enhanced products

Our advanced broadband network provides significant capacity and the flexibility to offer our customers an array of products and services. The capacity of a cable system to offer products and services is determined by its bandwidth. As of December 31, 2005, we estimate that approximately 97% of our customers were passed by our upgraded network, with a bandwidth capacity of 750 megahertz (MHz) or greater. At the end of 2005, digital cable was available to 97% of basic customers passed by our broadband network, high-speed Internet was available to 98% of homes passed and telephone service was available to 34% of homes passed.

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

As of December 31, 2005, our systems were comprised of approximately 30,700 network miles serving approximately 1.3 million customers and passing approximately 2.4 million homes resulting in a density of approximately 78 homes per mile. As of that date, our systems were made up of an aggregate of 28 headends, and approximately 97% of our customers were served by 13 headends. As of December 31, 2005, we estimate that approximately 97% of our customers were passed by our upgraded network.

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

We are improving the reliability of telephone services by implementing standby powering and status monitoring on our local network as telephone services are deployed in our systems. The existing commercial power structure deployed in cable networks is subject to potential disruptions in local power utility service. Standby power provides battery back-up for a limited duration, thereby making both telephone services and other products and services delivered over our local network more reliable. Status monitoring will enable us to monitor key components of our local network so that we can help reduce and diagnose problems affecting the performance of our local network.

Products and Services

We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 25 channels of television programming. As of December 31, 2005, approximately 91% of our customers chose to pay an additional amount to receive additional channels under our “Classic” or “expanded” service. Premium channels, which are offered individually or in packages of several channels, are optional add-ons to the basic service or the classic service. As of December 31, 2005, premium units as a percentage of basic subscribers was approximately 36%.

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

We offer a high-definition programming service consisting of broadcast networks and premium channels. Digital customers with high-definition television (HDTV) sets can receive any high-definition programming that is available from local broadcasters. HDTV customers who have HBO or Showtime would receive any HDTV programs available from these networks as well. We believe that offering HDTV programming from local broadcasters puts us in a favorable competitive position with the direct broadcast satellite television distributors which have limited HDTV programming due to capacity restrictions.

Through our wholly-owned subsidiary, Insight Interactive, LLC, our interactive digital platform provides its local, interactive Internet-style service and an interactive program guide. For an additional monthly charge over our Insight Digital price, we also offer a single digital set-top box which integrates our existing HDTV programming and video-on-demand services with a new digital video recorder (DVR) service. These advanced services are supported by Gemstar-TV Guide’s interactive program guide but do not include the local service.

Our digital customers are served by a video-on-demand (VOD) infrastructure provided by SeaChange International, Inc. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. Our video-on-demand product is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality. Additionally, customers who subscribe to premium services, such as HBO and Showtime, can access selected movies and original programming from these networks at no additional cost to their regular monthly premium channel fee utilizing our video-on-demand system. Insight’s video-on-demand system also provides free content from certain cable networks including the NFL Network, Food Network, DIY Network and the National Geographic Channel to any digital customer with VOD access. As of December 31, 2005, approximately 40% of our customers had access to video-on-demand services.

High-Speed Internet

We offer high-speed Internet service for personal computers for all of our upgraded systems through our own regional network branded Insight BroadbandSM, except for our Columbus, Ohio system, which utilizes the RoadRunner service. AT&T Corp. provides the IP network backbone for our Insight Broadband service and certain core Internet support functions. As of December 31, 2005, high-speed Internet services were available in approximately 2.4 million of our homes passed and served approximately 470,400 of our customers.

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

Telephone Services

Under the “Insight Phone” brand, telephone services are currently available in portions of the Louisville and Lexington, Kentucky, Evansville, Indiana, and Columbus, Ohio areas and were available to a total of approximately 832,000 marketable homes passed, with approximately 89,900 customers as of December 31, 2005.

In August 2005, we launched Insight Phone to customers in selected areas of Northern Indiana. This launch was subsequently suspended due to the discontinuance of service by a key vendor. We have since completed our transition off of this vendor’s service.

We currently anticipate that we will launch Insight Phone in new markets during 2006.

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

In July 1999, we completed  an initial public offering of 26,450,000 shares of our Class A common stock, raising an aggregate of approximately $650.0 million. In December 2005, we completed a going-private merger with Insight Acquisition Corp., an entity organized by certain affiliates of The Carlyle Group. As a result of the transaction, all shares of our then outstanding Class A common stock, other than those shares held by certain stockholders who elected to maintain their investment in us and those held by stockholders who demanded appraisal rights, were converted into the right to receive $11.75 per share in cash, and we were recapitalized with new classes of capital stock. The transaction resulted in us becoming a privately-held corporation.

Our Systems

Our systems in Indiana, Kentucky, Illinois and Ohio serve approximately 1.3 million customers. We are the largest operator of cable systems in Kentucky and the second-largest in both Indiana and Illinois. Our systems are clustered to serve an average of 99,000 customers per headend.

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

The East Region

As of December 31, 2005, the East Region passed approximately 836,600 homes and served approximately 417,300 customers. Approximately 98% of our customers in the East Region are served by six headends. The East Region, comprised of systems located within the States of Indiana, Kentucky and Ohio, is organized in six management districts:

The Central District

As of December 31, 2005, the Central District passed approximately 144,700 homes and served approximately 78,900 customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include Bloomington Hospital, Cook Incorporated and General Electric.

The Southwest District

As of December 31, 2005, the Southwest District passed approximately 128,500 homes and served approximately 58,200 customers, principally in the communities of Evansville, Boonville, Mt. Vernon, Princeton and Jasper, Indiana, as well as Henderson, Kentucky. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

In January 2003, HDTV was launched in this District. Telephone service is now fully deployed in Evansville, Boonville and Mt. Vernon, Indiana, as well as in Henderson, Kentucky.

SIGECOM, LLC has overbuilt the City of Evansville, providing cable television, high-speed Internet and telephone services in the City of Evansville and neighboring areas. We believe the SIGECOM overbuild passed approximately 83,000 homes, representing 65% of the Southwest District’s total homes passed as of December 31, 2005.

The Lexington District

As of December 31, 2005, the Lexington District passed approximately 144,600 homes and served approximately 85,900 customers from a single headend. Lexington is Kentucky’s second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International.

As of December 31, 2005, approximately  49% of customers have subscribed to our interactive Insight Digital service. Approximately 29% of customers have Insight Broadband high-speed Internet service. Our phone service is available in over 78% of Lexington.

The Northern Kentucky District

As of December 31, 2005, the Northern Kentucky District passed approximately 158,400 homes and served approximately 81,600 customers from a single headend primarily in the City of Edgewood. Covington is Kentucky’s fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp, Ashland, Inc., Fidelity Investments, BICC General Cable Corporation, Omnicare, COMAIR, Levis Strauss, Gap, Inc., Mazak Corp. and R.A. Jones, Inc and Ticona.

The Bowling Green District

As of December 31, 2005, the Bowling Green District passed approximately 39,000 homes and served approximately 24,700 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include General Motors, Fruit of the Loom, Commonwealth Health Corporation, DESA International and Houchens Industries.

The Columbus District

As of December 31, 2005, the Columbus District passed approximately 221,200 homes and served approximately 87,900 customers from a single headend. The District serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy’s, Nationwide Insurance, JP Morgan Chase Bank and Worthington Industries.

As of December 31, 2005, approximately 43,800 of customers have subscribed to our interactive Insight Digital service, representing a penetration of nearly 52% in areas where digital service is available. The RoadRunner high-speed Internet service, launched in 2000, has achieved a penetration of approximately 20% as of December 31, 2005 in areas where service is available. We have launched a telephone service alternative to SBC (Ameritech) in the Columbus District. In addition, the Columbus District provides exclusive local sports and entertainment programming, featuring a variety of sporting events from area high schools and the Ohio State University to Columbus Clippers baseball and Columbus Crew major league soccer.

In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and most other suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its system, both in our service area and in the Time Warner service area on the west side of Columbus. The areas of the Columbus District served by both us and WideOpenWest pass approximately 132,000 homes, representing 60% of the Columbus District’s total homes passed as of December 31, 2005.

The West Region

As of December 31, 2005, the West Region passed approximately 1,026,700 homes and served approximately 588,000 customers. Approximately 96% of our customers in the West Region are served by six headends. The West Region, comprised of systems located within the States of Indiana and Illinois, is organized in six management districts:

The Northwest District

As of December 31, 2005, the Northwest District passed approximately 108,800 homes and served approximately 68,000 customers, principally in the communities of Lafayette and Kokomo. The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers include Eli Lilly, Subaru, Caterpillar, Great Lakes Chemical, Lafayette Life Insurance, Delphi Electronics and Chrysler.

The Northeast District

As of December 31, 2005, the Northeast District passed approximately 211,500 homes and served approximately 116,900 customers in Richmond as well as in the suburban communities near Indianapolis, including Noblesville and extending north to Anderson and east to Richmond, Indiana. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors, Eli Lilly, Sallie May, Roche, Bridgestone/Firestone and Anderson University.

The Northern Illinois District

As of December 31, 2005, the Northern Illinois District, which is comprised of Rockford and Dixon, Illinois, passed approximately 206,600 homes and served approximately 117,000 customers. Rockford is Illinois’ second largest city. Major employers in the Rockford metropolitan area include Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems.

Dixon customers are principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive.

Approximately 99% of the Northern Illinois District currently operates with a network of 750 MHz or higher. As of December 31, 2005, the district achieved penetration levels for its digital service of approximately 35% in areas where the service is available.

The Peoria District

As of December 31, 2005, the Peoria District passed approximately 206,900 homes and served approximately 123,000 customers, principally in the communities of Bloomington and Peoria, Illinois. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with over 21,000 students and Illinois Wesleyan University with over 2,100 students. The major employers in Bloomington are State Farm Insurance and Mitsubishi Motor Company of America. Peoria is the fifth largest city in Illinois, located in the north central part of the state. The Peoria system is home to Bradley University. Major employers in the Peoria area include the world headquarters of Caterpillar.  Peoria is the regional medical center in the State of Illinois outside Chicago. With the University of Illinois College of Medicine and four recognized hospitals within the city limits, Peoria ranks high on the list of those cities offering superior health care.

The Peoria District completed the upgrade of all but 68 miles of its 2,300 mile network to 750 MHz or higher. As of December 31, 2005, the Peoria District achieved penetration levels for its digital service of approximately 36% in areas where digital service is available. The District has launched high-speed Internet service and has achieved penetration levels of approximately 22% as of December 31, 2005 in areas where the service is available. In September 2003, video-on-demand and HDTV services were made available to customers in the Peoria District.

The Springfield District

As of December 31, 2005, the Springfield District passed approximately 191,800 homes and served approximately 111,600 customers, principally in the communities of Decatur and Springfield. Springfield is the capital of Illinois and the sixth largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois.

Approximately 74% of the Springfield District operates with a network which is two-way interactive. As of December 31, 2005, the district achieved penetration levels for its digital service of 37% in the areas where the service is available. The district has launched Insight Broadband high-speed Internet service and has achieved penetration levels of approximately 19% in areas where the service is available. In September 2003, video-on-demand and HDTV services were made available to customers in the Springfield District.

The Champaign District

As of December 31, 2005, the Champaign District passed approximately 101,200 homes and served approximately 51,400 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with over 45,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association.

The Champaign District serves substantially all of its customers by a two-way, 750 MHz network. The district had approximately 19,700 digital customers as of December 31, 2005. The Champaign District has launched Insight Broadband high-speed Internet service and as of December 31, 2005 had approximately 22,800 customers.

The South Region

As of December 31, 2005, the South Region passed approximately 557,300 homes and served approximately 276,400 customers, principally in the City of Louisville, Kentucky. This region includes approximately 92,798 homes passed and approximately 42,059 customers served by the Scottsburg, Jeffersonville and New Albany, Indiana systems which are operated by the management of the Louisville, Kentucky system. Louisville is the 16th largest city in the United States and is Kentucky’s largest city. It is located in the northern region of the state, bordering Indiana. Louisville is located within a day’s drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford. Knology, Inc. obtained a franchise to provide cable television service in the City of Louisville in September 2000, although it had not commenced building a cable system as of December 31, 2005.

Substantially all of the customers of the Louisville system are served by two-way 750 MHz cable from a single headend. As of December 31, 2005, approximately 116,000 customers in the Louisville system have subscribed to our interactive Insight Digital service. Our phone service is available in approximately 79% of Louisville.

Customer Rates

Rates charged to customers vary based on the market served and service selected. As of December 31, 2005, the weighted average revenue for our monthly combined basic and classic service was approximately $39.40.

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

Currently there are over 180 cable networks competing for carriage on our analog and digital platforms. We have continued to leverage both our systems’ channel capacity and newly deployed digital services including video-on-demand as an incentive to our suppliers to secure long term programming deals with reasonable price structures to offset license fee increases.

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

•       The maintenance of insurance and indemnity bonds; and

•       The payment of fees to communities.

As of December 31, 2005, we held 547 franchises in the aggregate, consisting of 201 in Indiana, 192 in Kentucky, 125 in Illinois and 29 in Ohio. Many of these franchises require the payment of fees to the issuing authorities of 3% to 5% of gross revenues, as defined by each franchise agreement, from the related cable system.

The Communications Act of 1934 prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues from the provision of cable services and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

The following table summarizes information relating to the year of expiration of our franchises, as of December 31, 2005:

Year of Franchise Expiration	Number of Franchises	Percentage of Total Franchises	Estimated Number of Basic Customers	Percentage Total Basic Customers Under Franchises
Expired*.	109	19.9%	128,790	10.7%
2006	26	4.8%	156,415	13.0%
2007.	15	2.7%	104,536	8.7%
2008.	32	5.9%	74,903	6.2%
2009	44	8.0%	123,103	10.2%
After 2009	321	58.7%	618,172	51.2%

*                    Such franchises are operated on a month-to-month basis and are in the process of being renewed. Of these franchises, 41 serve communities in Indiana and may be renewed pursuant to the state-level franchising statute that will take effect July 1, 2006.

The Communications Act provides, among other things, for an orderly franchise renewal process which limits a franchising authority’s ability to deny a franchise renewal if the incumbent operator follows prescribed statutory criteria. In addition, the Communications Act includes comprehensive renewal procedures which require, when properly elected by an operator, that an incumbent franchisee’s renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

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

Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies, in particular direct broadcast satellite television system operators, that continue to provide increased competition to cable systems. Congress has also enacted legislation which permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites.

The 1996 Telecom Act contains provisions designed to encourage local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Certain telephone companies have begun to deploy fiber more extensively in their networks and some are carrying out announced plans to deploy broadband services, including video programming services, using a switched Internet protocol platform or other technologies designed to avoid certain regulatory burdens imposed on our business.  Legislation recently passed in several states and similar legislation is pending, or has been proposed in certain other states and in Congress, that would allow local telephone companies to deliver services in competition with our cable service, without obtaining equivalent local franchises. Another proposal in Congress would also limit our ability to maintain competitive prices. Such a legislatively granted advantage to our competitors could adversely affect our business. Indiana, the state in which we have the greatest number of local franchises, recently passed legislation under which the Indiana Utility Regulatory Commission would become the state’s sole video franchising authority on July 1, 2006. Some franchise obligations under these state-issued franchises are tied to a pro-rata application of the obligations imposed on the incumbent under it’s locally-issued franchise issued prior to July 1, 2006.  This legislation may significantly speed the ability to fulfill the regulatory prerequisites to new entrants seeking to provide video service in Indiana. Local exchange telephone companies and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The ability of local exchange telephone companies to cross-subsidize video, data and telecommunication services also poses some threat to cable operators.

Franchised cable systems compete with private cable systems for the right to service condominiums, apartment complexes and other multiple unit residential developments. The operators of these private systems, also known as satellite master antenna television systems, often enter into exclusive agreements with apartment building owners or homeowners’ associations that preclude franchised cable television operators from serving residents of such private complexes. However several states, including Illinois and Ohio where we operate, have adopted legislation granting cable operators the right to serve residents of such private complexes under certain conditions and Indiana has passed legislation that provides the right to all communication service providers to access all multi-tenant properties used for business purposes.

The 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas on nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to access to those easements. Conflicting judicial decisions have been issued interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to private easements granted to a specific utility and not “dedicated” to the public. Moreover, this statutory easement access right does not appear to allow a cable operator to install facilities within a building without permission from the property owner.

The 1996 Telecom Act may exempt some of our competitors from regulation as cable systems. The 1996 Telecom Act amends the definition of a “cable system” such that providers of competitive video programming are only regulated and franchised as “cable systems” if they use public rights-of-way. Thus, a broader class of entities providing video programming, including operators of satellite master antenna television systems, may be exempt from regulation as cable television systems under the 1996 Telecom Act. This exemption may give these entities a competitive advantage over us. The 1996 Telecom Act also exempts telephone company facilities that provide video services exclusively on an “interactive on-demand” basis from the definition of a “cable system,” which some telephone companies argue exempts them from local franchising and other requirements applicable to cable operators.

Cable television systems are operated under non-exclusive franchises granted by local or state authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2005, our Evansville, Indiana and Columbus, Ohio systems were overbuilt. As a result, approximately 9% of the total homes passed by our systems were overbuilt as of such date.

Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite television systems’ programming is currently available to individual households, condominiums and apartment and office complexes through conventional, medium and high-power satellites. High-power direct broadcast satellite television system service is currently being provided by DIRECTV, Inc., EchoStar Communications Corporation which during 2005 acquired certain assets of the VOOM satellite service to provide high definition programming. Direct broadcast satellite television systems have some advantages over cable systems that have not been upgraded, such as greater channel capacity and digital picture quality. The 2003 acquisition of DIRECTV by News Corp. has provided it with access to financial, programming and other resources that could enhance its competitive potential. In addition, legislation has been enacted which permits direct broadcast satellite television systems to retransmit the signals of local television stations in their local markets. However, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television system packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability, which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed Internet and voice communications. Direct broadcast satellite has enjoyed a 27.7% average penetration nationwide, and we believe that satellite penetration in our various markets generally is at or below such average.

Telephone companies have introduced digital subscriber line technology (“DSL”), which allows Internet access over traditional phone lines at data transmission speeds typically greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speed of a cable modem, we believe that the transmission speed of DSL technology is sufficiently high that such technology competes with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed Internet and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations. Major telephone companies have also begun to carry out their announced plans to construct new fiber networks over the next several years and to offer high-speed data and video services over these fiber networks. In addition, other technologies are entering the marketplace such as broadband wireless networks. One major provider, AT&T, recently announced plans to acquire BellSouth Corp. which could give it access to greater resources and economies of scale as well as increase its geographic footprint. In addition, the FCC has recently approved the provision of broadband Internet service to consumers over electronic power lines.

As we expand our offerings to include telephone services, such services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers as well as competing providers using alternative technologies such as voice over Internet protocol (“VoIP”). The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. In addition, new technologies such as VoIP may allow competing telephone providers to offer service in competition with us over an existing broadband connection (e.g., cable modem or DSL), thereby avoiding significant capital expenditures for a local distribution infrastructure. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas. While we may add our telephone service offering to various markets, the service has only been launched in selected markets and has not yet achieved material penetration levels.

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

Federal Regulation

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, obscene and indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility and consumer education, ownership of home wiring, availability of programming to competitors, equal employment opportunity, availability of devices to block objectionable programming, origination cablecasting, sponsorship identification, closed captioning, political advertising, advertising limits for children’s programming, signal leakage and frequency use, maintenance of various records as well as antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

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

Carriage of Broadcast Television Signals

The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are “local” to a cable television system, that is to say that the system is located in the station’s Nielsen “designated market area,” to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The last election between must-carry and retransmission consent was October 1, 2005. Both broadcasters electing to require retransmission consent and affected cable operators are subject to FCC rules that impose reciprocal requirements on each party to negotiate in good faith over such consent. These rules do not require, however, that an agreement be actually reached. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:  (i) a 50 mile radius from the station’ city of license; or (ii) the station’ Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. FCC  rules require carriage of local television broadcast stations that transmit solely in a digital format. In addition, the FCC recently reaffirmed that a station transmitting in both analog and digital formats during the current transition period which will end on February 17, 2009, is entitled to carriage of only its analog signal and that the mandatory carriage obligation extends only to the primary video signal, not to multiple services transmitted by a station over its digital channel. No later than February 18, 2009, all television broadcasts must be solely in digital format.

Packaging of Certain Programming

Reversing the findings of a November 2004 report, the FCC released a report in February 2006 finding that consumers could benefit under certain a la carte models for delivery of video programming. The staff-level report did not specifically recommend or propose the adoption of any specific rules by the FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have additional discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate; however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis.  Certain cable operators, including us, have responded by announcing the intent to offer “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a-la-carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

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

Franchising

The FCC recently issued a Notice of Proposed Rulemaking seeking comment on whether the current local franchising process constitutes an impediment to widespread issuance of franchises to competitive cable providers in terms of the sheer number of franchising authorities, the impact of state-level franchising authorities, the burdens some local franchising authorities seek to impose as conditions of granting franchises and whether state “level-playing field” statutes also create barriers to entry. We cannot determine the outcome of any potential new rules on our business; however, any change that would lessen the local franchising burdens and requirements imposed on our competitors relative to those that are or have been imposed on us could harm our business.

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

Renewal of Franchises

The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee’s performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable television system or franchise, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. The Telecommunications Board of Northern Kentucky (“TBNK”) has alleged that Insight has failed to comply with a franchise provision regarding certain operational capabilities of Insight’s cable television system that serves communities in northern Kentucky. This matter is currently subject to litigation before the U.S. District Court for the Northern District of Kentucky. We cannot predict the outcome of this matter. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

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

Ownership

The 1996 Telecom Act repealed the statutory ban against local exchange carriers providing video programming directly to customers within their local exchange telephone service areas. Consequently, the 1996 Telecom Act permits telephone companies to compete directly with operations of cable television systems. Under the 1996 Telecom Act and implementing rules adopted by the FCC local exchange carriers may provide video service as broadcasters, common carriers, or cable operators. In addition, local exchange carriers and others may also provide video service through “open video systems,” a regulatory regime that may give them more flexibility than traditional cable television systems. Open video system operators (including local exchange carriers) can, however, be required to obtain a local franchise, and they can be required to make payments to local governmental bodies in lieu of cable franchise fees. In general, open video system operators must make up to two-thirds of the channels on their systems available to programming providers (other than the incumbent cable operator) on rates, terms and conditions that are reasonable and nondiscriminatory.

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

The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utilities Holding Company Act of 1935, as amended. Electric utilities must establish separate subsidiaries known as “exempt telecommunications companies” and must apply to the FCC for operating authority.  Certain electric power providers are exploring the provision of broadband service over power lines. In 2004, the FCC adopted rules: 1) that affirmed the ability of electric service providers to provide broadband Internet access services over their distribution systems; and 2) that seek to avoid interference with existing services.

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

Privacy

The 1984 Cable Act imposes a number of restrictions on the manner in which cable television operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable television operator was found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys’ fees and other costs. Under the 1992 Cable Act, the privacy requirements were strengthened to require that cable television operators take such actions as are necessary to prevent unauthorized access to personally identifiable information. Certain of these requirements were modified by the Electronic Communications Privacy Act of 2001. Additionally, certain states have enacted laws that require disclosure to residents of those states if certain personal information held about them is accessed or is reasonably believed to have been accessed without authorization.

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

The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, were required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of July 1, 2007, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers.

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

Copyright

Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable television operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable television system with respect to over-the-air television stations. Adjustment to the copyright royalty rates are done through an arbitration process supervised by the U.S. Copyright Office. Cable television operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

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

Several petitions are currently pending with the United States Copyright Office seeking revisions to certain compulsory copyright license reporting requirements and clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. The Copyright Office may open one or more rulemakings in response to these petitions. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

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

Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. A new Kentucky statute enacted in 2005 replaces the fees established by individual franchise with a 3% excise tax and a 2.4% gross receipts tax which is also imposed on other providers of video programming service, such as DBS.

Several states have recently passed legislation and similar legislation is pending, or has been proposed in certain other states and in Congress, that would allow local telephone companies to deliver services that would compete with our cable service, without obtaining equivalent local franchise. To the extent that incumbents have made prior payments, including capital grants, incumbents would still remain at a competitive disadvantage under the legislation. Another proposal in Congress would also limit our ability to maintain competitive prices. Any such legislatively granted advantages to our competitors could adversely affect our business. The effect of such initiatives, if any, on our obligation to obtain local franchises, many of which have years remaining in the terms, cannot be predicted.

Under a bill recently passed by the Indiana Legislature, effective July 1, 2006, the Indiana Utility Regulatory Commission would become the state’s sole video franchising authority. Under this legislation we would have until November 1, 2006 to elect to switch to the state-issued certificate or our existing local franchises will continue until the later of January 1, 2009 or the termination or expiration of each franchise. A state-issued certificate with respect to us would have some of the same obligations under the existing local franchises. Some franchise obligations under these state-issued franchises are tied to a pro-rata application of the obligations imposed on the incumbent under it’s locally-issued franchise issued prior to July 1, 2006.  This legislation would greatly speed fulfillment of the regulatory prerequisites to new entrants seeking to provide video service in Indiana.

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

Internet Access Service

We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers (“ISPs”). ISPs include such companies as America Online, MSN and Earthlink as well as major telecommunications providers, including AT&T and local exchange telephone companies. The FCC has decided and the United States Supreme Court has affirmed that cable Internet service should be classified for regulatory purposes as an “information service” rather than either a “cable service” or a “telecommunications service.” Concurrently, the FCC has initiated a wide-ranging rulemaking proceeding in which it seeks comment on the regulatory ramifications of this classification. Among the issues to be decided are whether the FCC should permit local authorities to impose an access requirement, whether local authorities should be prohibited from imposing fees on cable Internet service revenues, and what regulatory role local authorities should be permitted to play. We cannot predict the outcome of the current FCC proceeding or its impact on our business.

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

Local telecommunications services are subject to regulation by state utility commissions. Use of local telecommunications facilities to originate and terminate long distance services, a service commonly referred to as “exchange access,” is subject to regulation both by the FCC and by state utility commissions. As providers of local exchange service, we are subject to the requirements imposed upon competitive local exchange companies by the 1996 Telecom Act. These include requirements governing resale, telephone number portability, dialing parity, access to rights-of-way and reciprocal compensation, among others. Further, the FCC has recently initiated a proceeding to determine whether additional safeguards are required to protect the privacy of certain customer information including call records. Although we cannot predict whether and the extent to which a state may seek to regulate us, increased regulation would likely increase our cost of doing business.

Numerous cable operators are either exploring or have commenced offering voice over Internet protocol (“VoIP”) as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment for VoIP, ranging from minimal or no regulation to full-blown common carrier status. The FCC recently decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. Many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation.

Employees

As of December 31, 2005, we employed approximately 3,770 full-time employees and 59 part-time employees. We consider our relations with our employees to be good.

Item 1A.                Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer.

We have substantial debt and significant interest payment requirements, which may adversely affect our ability to obtain financing in the future, to finance our operations and  to react to changes in our business.

We have a substantial amount of debt. The following table shows certain important credit statistics about us.

As of December 31, 2005
(dollars in thousands)
Total debt.	$2,759,918
Stockholders’ equity.	480,545
Debt to equity ratio.	5.7x

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

Our 50% stake in Insight Midwest constitutes substantially all of our operating assets, and our sole business is the management of Insight Midwest’s cable television systems. We may be forced to liquidate Insight Midwest before our 12¼% senior discount notes mature.

Although our financial statements consolidate the results of Insight Midwest, we own only 50% of the outstanding partnership interests in Insight Midwest. The other 50% of Insight Midwest is owned by an indirect subsidiary of Comcast Corporation, an entity over which we have no control. As a result, although our financial statements include 100% of the revenues of Insight Midwest, we are only entitled to share in the results and assets of Insight Midwest to the extent of our partnership interest. Insight Midwest accounted for substantially all of our 2005 revenues. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. The only cash we receive directly from Insight Midwest is a management fee of 3% based on revenues of the cable television systems and reimbursement of expenses.

The Insight Midwest partnership agreement provides that at any time after December 31, 2005 either Comcast Cable or Insight LP (our wholly-owned subsidiary that owns our 50% interest in Insight Midwest) has the right to cause a split-up of Insight Midwest, subject to a limited right of postponement held by the non-initiating partner. To date, neither partner has commenced the split-up process. The split-up would reduce the cash flow from operations that we need to repay our debt, and could require us to make a change of control offer which we may be unable to finance.

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

Cash interest on our 12¼% senior discount notes began to accrue on February 15, 2006, and cash interest on the 12¼% notes becomes payable semiannually in arrears beginning on August 15, 2006. Even if Insight Midwest receives funds from its subsidiaries, there can be no assurance that Insight Midwest can or would distribute cash to us to make payments on our outstanding 12¼% notes due to restrictions imposed by the indentures governing Insight Midwest’s outstanding senior notes and the Insight Midwest partnership agreement. The indentures governing Insight Midwest’s outstanding 10½% senior notes and 9¾% senior notes limit Insight Midwest’s ability to distribute cash to us for any purpose. Furthermore, because we only own a 50% equity interest in Insight Midwest, the Insight Midwest partnership agreement provides that Insight Midwest may not pay dividends or make other distributions to us without the consent of our partner, Comcast Cable. As a result, even if the creditors of Insight Midwest and its subsidiaries were to permit distributions to us, Comcast Cable could prohibit any such distribution. As a result, if we are unable to refinance the indebtedness of Insight Midwest and its subsidiaries on terms that provide Insight Midwest with a greater ability to provide us with funds, we may not be able to make payments required under the 12¼% senior discount notes.

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

We have a history of net losses and expect to incur additional net losses in the future. We incurred a net loss before accruals of preferred interests of $74.8 million for the year ended December 31, 2001, $42.3 million for the year ended December 31, 2002, $14.2 million for the year ended December 31, 2003,  $13.8 million for the year ended December 31, 2004 and $84.9 million for the year ended December 31, 2005.

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

In recent years, the cable and satellite video industries have experienced an escalation in the cost of programming, and sports programming in particular. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs may continue to escalate, and we may not be able to pass programming cost increases on to our customers. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 37% of the total programming and other operating costs and selling, general and administrative expenses for our systems for the year ended December 31, 2005.

Because of our relationship with Comcast Cable, we currently have the right to purchase certain programming services for our systems directly through Comcast Cable’s programming supplier Satellite Services, Inc. In addition, under the terms of Insight Midwest’s partnership agreement, we and Comcast Cable are each required to use commercially reasonable efforts to extend to Insight Midwest all of the programming discounts available to us. If a split-up of the Insight Midwest partnership were to occur, we may no longer be able to benefit from the favorable programming costs available through Comcast Cable.

The competition we face from other cable networks and alternative service providers may cause us to lose market share.

The impact from competition, particularly from direct broadcast satellite television systems and companies that overbuild in our market areas, has resulted in a decrease in customer growth rates as well as a loss of customers.  According to the FCC, the percentage of multichannel video customers served by cable television operators dropped from 71.6% as of June 2004 to 69.4% as of June 2005, while the percentage of customers served nationwide by direct broadcast satellite grew from 25.1% to 27.7% during this same period. This growing competition has negatively impacted our financial performance. Increased competition may continue to impact our financial performance. Many of our potential competitors have substantially greater resources than we do, and we cannot predict the market share our competitors will eventually achieve, nor can we predict their ability to develop products which will compete with our planned new and enhanced products and services such as high-speed Internet access, video-on-demand and telephone services.

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

The 1996 Telecom Act contains provisions designed to encourage local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Certain telephone companies have begun to deploy fiber more extensively in their networks and to deploy broadband services, including video programming services, using a switched Internet protocol platform or other technologies designed to avoid the same regulatory burdens imposed on our business. New laws or regulations at the federal or state level may clarify the ability of local telephone companies to provide their services without obtaining state or local cable franchises. If local telephone companies are not required to obtain local cable franchises comparable to ours, it would be adverse to our business.

Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called “overbuilding.”  As of December 31, 2005, approximately 9% of the homes passed by our cable systems were overbuilt. As of December 31, 2005, SIGECOM, LLC had overbuilt our Evansville, Indiana system and passed approximately 83,000 homes also passed by us. In addition, as of December 31, 2005, WideOpenWest had overbuilt our Columbus, Ohio system and passed approximately 132,000 homes also passed by us. We cannot predict what effect competition from these or future competitors will have on our business and operations.

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

We expect that the most significant competitors for our Internet access and telephone service offerings will be the existing local exchange telephone companies as well as resellers using the local exchange telephone companies’ networks, although the FCC, after a one-year grace period, will no longer require telecommunications companies to unbudle and resell DSL services as a stand alone product.  These competitors are currently the predominant providers of Internet and telephone services in our markets.

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

As part of our strategy of pursuing value-enhancing transactions, we intend to seek to swap or acquire systems that strategically fit our clustering and operating strategy. Although we regularly engage in discussions with respect to possible acquisitions and joint ventures, we do not currently have any understandings, commitments or agreements relating to any acquisitions. Future acquisitions could result in the incurrence of debt and contingent liabilities and an increase in amortization expenses related to goodwill and other intangible assets, which could have a material adverse effect upon our business, financial condition and results of operations.

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

Item 1B.               Unresolved Staff Comments

Not applicable.

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

Item 3.                        Legal Proceedings

Between March 7 and March 15, 2005, five purported class action lawsuits were filed in the Delaware Court of Chancery naming Insight Communications Company, Inc. and each of its directors as defendants. Three of the lawsuits also named The Carlyle Group as a defendant. The cases were subsequently consolidated under the caption In Re Insight Communications Company, Inc. Shareholders Litigation (Civil Action No. 1154-N), and, on April 11, 2005, a Consolidated Amended Complaint (“Complaint”) was filed against each director and The Carlyle Group. The Complaint alleges, among other things, that the defendant directors breached their fiduciary duties to our stockholders in connection with a proposal from Sidney R. Knafel, Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of our outstanding, publicly-held Class A common stock. The Complaint also alleges that the proposed transaction violated our Charter and that The Carlyle Group aided and abetted the alleged fiduciary duty breaches. The Complaint seeks the certification of a class of our stockholders; a declaration that the proposed transaction violates our Charter; an injunction prohibiting the defendants from proceeding with the proposed transaction; rescission or other damages in the event the proposed transaction is consummated; an award of costs and disbursements including attorneys’ fees; and other relief.

On July 28, 2005, the parties to the action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the litigation which, among other things, provides that the buyers shall proceed with the merger, subject to the terms and conditions of the merger agreement including the “majority of the minority” stockholder voting condition, and under which the defendants admit to no wrongdoing or fault. The memorandum of understanding contemplates certification of a plaintiff class consisting of all record and beneficial owners of our Class A common stock, other than the buyers, during the period beginning on and including March 6, 2005, through and including the date of the consummation of the merger, a dismissal of all claims with prejudice, and a release in favor of all defendants of any and all claims related to the merger. The proposed settlement is subject to a number of conditions, including consummation of the merger which closed on December 16, 2005, the plaintiffs’ approval of a definitive settlement agreement and final court approval of the settlement.

In April 2005, Acacia Media Technologies Corporation filed a lawsuit against us and others in the United States District Court for the Southern District of New York. The complaint alleges, among other things, infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving digital audio and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a court ultimately determines that we infringe on ay of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain products and services that we currently offer to subscribers. We believe that the claims are without merit and intend to defend the action vigorously. The final disposition of this claim is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, at this time the outcome of the litigation is impossible to predict, and no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We believe there are no other pending or threatened legal proceedings that, if adversely determined, would have a material adverse effect on us.

Item 4.                        Submission of Matters to a Vote of Security Holders

On December 16, 2005, we held a special meeting of stockholders (i) to consider and vote upon a proposal to adopt and approve the Agreement and Plan of Merger dated as of July 28, 2005 between us and Insight Acquisition Corp. which, among other things, provided for the merger of Insight Acquisition Corp. with and into us, with us as the surviving corporation, and (ii) to consider and vote upon a proposal to approve a charter amendment making Section 5.6 of our certificate of incorporation, which provided that holders of each class of common stock must receive equal per share payments upon a merger, inapplicable to the merger and the other transactions contemplated by the merger agreement.

The stockholders adopted and approved the merger agreement. The proposal required the affirmative vote of the holders of a majority of the voting power of the outstanding shares of our Class A common stock and Class B common stock entitled to vote on the matter, voting together as a single class. The result of this vote was as follows:

Vote For	Vote Against	Abstained
123,305,778	403,064	4,557

The proposal also required the affirmative vote of the holders of a majority of the outstanding shares of our Class A common stock entitled to vote on the matter not held by Insight Acquisition Corp., certain stockholders who elected to maintain their investment in us or any member of their immediate families,

The Carlyle Group or any of its affiliates, or any of our officers or directors or any member of their immediate families. The result of this vote was as follows:

Vote For	Vote Against	Abstained
36,095,493	403,064	4,557

The stockholders also adopted and approved the charter amendment. The proposal required the affirmative vote of the holders of a majority of the outstanding shares of our Class A common stock entitled to vote, voting separately as a class. The result of this vote was as follows:

Vote For	Vote Against	Abstained
37,259,962	661,055	897,842

The proposal to approve the charter amendment also required the affirmative vote of the holders of a majority of the outstanding shares of our Class B common stock entitled to vote, voting separately as a class. The result of this vote was as follows:

Vote For	Vote Against	Abstained
8,489,454	0	0

PART II

Item 5.                        Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no public trading market for our equity securities. As a result of our going-private transaction completed on December 16, 2005, all shares of our then outstanding Class A common stock, other than those shares held by certain stockholders who elected to maintain their investment in us and those held by stockholders who demanded appraisal rights, were converted into the right to receive $11.75 per share in cash, and we were recapitalized with new classes of capital stock. Immediately after completion of the going-private transaction, our Class A common stock was delisted from The Nasdaq National Market.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our charter as well as the terms of our indebtedness and the indebtedness of our subsidiaries restrict our ability to pay dividends. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Item 6.                        Selected Financial Data

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2005. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this report. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,117,681	$1,002,456	$902,592	$811,995	$729,038
Total operating costs and expenses	976,102	813,971	747,248	672,993	799,871
Operating income (loss)	141,579	188,485	155,344	139,002	(70,833)
Total other expense, net	(220,520)	(204,089)	(177,495)	(203,106)	(173,872)
Loss before minority interest, investment activity, extinguishments of obligations, gain on contract settlement, income taxes and extraordinary item	(78,941)	(15,604)	(22,151)	(64,104)	(244,705)
Minority interest income (expense)	(5,488)	(14,023)	(7,936)	31,076	141,314
Equity in losses of investees	—	—	-	—	(2,031)
Gain (loss) from early extinguishment of debt(1)	—	—	(10,879)	3,560	(10,315)
Loss on settlement of put obligation	—	—	(12,169)	—	—
Gain on settlement of programming contract	—	—	37,742	—	—
Impairment write-down of investments	—	—	(1,500)	(18,023)	(9,899)
Loss before income taxes and extraordinary item	(84,429)	(29,627)	(16,893)	(47,491)	(125,636)
Benefit (provision) for income taxes	(500)	201	2,702	5,175	50,847
Loss before extraordinary item	(84,929)	(29,426)	(14,191)	(42,316)	(74,789)
Extraordinary item, net of tax	—	15,627	—	—	—
Loss before preferred interests(2)	(84,929)	(13,799)	(14,191)	(42,316)	(74,789)
Accrual of preferred interests(3)	—	—	(10,353)	(20,107)	(19,432)
Net loss	$(84,929)	$(13,799)	$(24,544)	$(62,423)	$(94,221)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands)
Other Financial Data:
Capital expenditures	$220,102	$174,096	$196,658	$283,004	$325,581
Net cash provided by operating activities	233,573	289,914	197,788	175,296	161,325
Net cash used in investing activities	218,711	173,544	234,691	293,390	802,875
Net cash provided by (used in) financing activities	(85,224)	(76,398)	22,225	(5,604)	806,365
Balance Sheet Data:
Cash and cash equivalents	$29,782	$100,144	$60,172	$74,850	$198,548
Fixed assets, net	1,130,705	1,154,251	1,216,304	1,220,251	1,151,709
Total assets	3,665,164	3,769,872	3,809,655	3,789,062	3,867,392
Total debt, including preferred interests(3)	2,759,918	2,807,563	2,848,291	2,772,824	2,728,189
Stockholders’ equity	480,545	545,810	557,119	587,055	646,030

	As of December 31, 2005
	South Region	East Region	West Region	Total
Technical Data:
Network miles	6,900	11,000	12,800	30,700
Number of headends	2	9	17	28
Number of headends serving 97% of our customers	1	6	6	13
Operating Data:
Homes passed(4)	557,300	836,600	1,026,700	2,420,600
Basic customers(5)	276,400	417,300	588,000	1,281,700
Basic penetration(6)	49.6%	49.9%	57.3%	52.9%
Digital ready homes(7)	276,300	403,400	558,900	1,238,600
Digital customers(8)	116,000	187,500	215,300	518,800
Digital penetration(9)	42.0%	46.5%	38.5%	41.9%
Premium units(10)	125,500	156,000	178,300	459,800
Premium penetration(11)	45.4%	37.4%	30.3%	35.9%
High-Speed Internet customers(12)	100,800	164,300	205,300	470,400

(1)          The Financial Accounting Standards Board has issued SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 and generally eliminates the classification of gains and losses from the early extinguishment of debt as extraordinary items. With the adoption of SFAS No. 145, we reclassified $10.3 million recorded in 2001 to results from continuing operations.

(2)          In accordance with the adoption of SFAS No. 142, beginning January 1, 2002, we no longer record amortization expense associated with franchise costs, goodwill and other indefinite lived intangible assets. This change in accounting would have resulted in a net loss of $11.8 million for the year ended December 31, 2001.

(3)          The preferred interests were converted to common interests as of September 26, 2003.

(4)          Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

(5)          Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

(6)          Basic penetration means basic customers as a percentage of total number of homes passed.

(7)          Digital ready homes means the total number of basic customers to whom digital service is available.

(8)          Customers with a digital converter box.

(9)          Digital penetration means digital service units as a percentage of digital ready homes.

(10)   Premium units mean the total number of subscriptions to premium services, which are paid for on an individual unit basis.

(11)   Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(12)   Customers receiving high-speed Internet service.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our revenues are earned from customer fees for cable television video services including basic, premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, commissions for products sold through home shopping networks and, through July 31, 2004, management fees for managing cable systems.

We have generated increases in revenues for each of the past three fiscal years, primarily through a combination of internal customer growth, increases in monthly revenue per customer, growth in advertising revenue and increasing revenue from selling new services including high-speed Internet access, interactive digital video and telephone services.

We have historically recorded net losses through December 31, 2005. Some of the principal reasons for these net losses include i) depreciation and amortization associated with our capital expenditures for the construction, expansion and maintenance of our systems, and ii) interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

We face intense competition for our video programming services, primarily from direct broadcast satellite service, or DBS service providers. In 2004, competitive pressure from the DBS service providers increased when they launched local television channels in markets representing an estimated 37% of our basic customer base. Since they have been permitted to deliver local television broadcast signals beginning in 1999, DirecTV, Inc. and Echostar Communications Corporation, the two largest DBS service providers, have been increasing the number of markets in which they deliver these local television signals. These “local-into-local” launches were typically accompanied by significant marketing and advertising and were a major cause of our loss of basic customers in 2004. As of December 31, 2005, local television coverage in our markets by one or more DBS service provider represented an estimated 98% of our basic customers.

The following table is derived for the periods presented from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenue	$1,117,681	$1,002,456	$902,592
Operating costs and expenses:
Programming and other operating costs	380,277	342,636	327,505
Selling, general and administrative	269,446	227,774	187,983
Transaction-related costs	61,972	—	—
Stock-based compensation	17,368	4,438	1,729
Depreciation and amortization	247,039	239,123	230,031
Total operating costs and expenses	976,102	813,971	747,248
Operating income	141,579	188,485	155,344
Interest expense	(226,956)	(201,450)	(206,031)
Benefit (provision) for income taxes	(500)	201	2,702
Minority interest expense	(5,488)	(14,023)	(7,936)
Extraordinary item	—	15,627	—
Net loss	(84,929)	(13,799)	(24,544)
Net cash provided by operating activities	233,573	289,914	197,788
Net cash used in investing activities	218,711	173,544	234,691
Net cash provided by (used in) financing activities	(85,224)	(76,398)	22,225
Capital expenditures	220,102	174,096	196,658

Use of Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Operating Income before Depreciation and Amortization, among other measures, to evaluate the performance of our businesses. Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in their leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Operating Income before Depreciation and Amortization is useful to investors because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation and amortization policies.

A limitation of Operating Income before Depreciation and Amortization, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures, investment spending and Free Cash Flow. Management also evaluates the costs of capitalized tangible and intangible assets by analyzing returns provided on the capital dollars deployed. Another limitation of Operating Income before Depreciation and Amortization is that it does not reflect income net of interest expense, which is a significant expense for us because of the substantial debt we incurred to acquire cable television systems and finance capital expenditures to upgrade our cable network. Management evaluates the impact of interest expense through measures including interest expense itself, Free Cash Flow, the returns analysis discussed above and debt service covenant ratios under our credit facility.

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

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net loss	$(84,929)	$(13,799)	$(24,544)
Accrual of preferred Interests	—	—	10,353
Loss before preferred interests	(84,929)	(13,799)	(14,191)
Extraordinary item, net of tax	—	(15,627)	—
Loss before extraordinary item	(84,929)	(29,426)	(14,191)
(Benefit) provision for income taxes	500	(201)	(2,702)
Loss before income taxes and extraordinary item	(84,429)	(29,627)	(16,893)
Impairment write-down of investments	—	—	1,500
Gain on settlement of programming contract	—	—	(37,742)
Loss on settlement of put obligation	—	—	12,169
Loss from early extinguishments of debt	—	—	10,879
Minority interest expense	5,488	14,023	7,936
Loss before minority interest, investment activity, extinguishments of obligations, gain on contract settlement, income taxes and extraordinary item	(78,941)	(15,604)	(22,151)
Other (income) expense:
Other	(3,541)	3,388	31
Interest income	(2,895)	(749)	(1,433)
Interest expense	226,956	201,450	206,031
Gain on cable system exchange	—	—	(27,134)
Total other expense, net	220,520	204,089	177,495
Operating income	141,579	188,485	155,344
Depreciation and amortization	247,039	239,123	230,031
Stock-based compensation	17,368	4,438	1,729
Operating Income before Depreciation and Amortization	$405,986	$432,046	$387,104

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Year Ended December 31,
	2005	2004
	(in thousands)
Operating income	$141,579	$188,485
Depreciation and amortization	247,039	239,123
Stock-based compensation	17,368	4,438
Operating Income before Depreciation and Amortization	405,986	432,046
Changes in working capital accounts (1)	16,069	25,741
Cash paid for interest	(188,216)	(167,602)
Cash paid for taxes	(266)	(271)
Net cash provided by operating activities	233,573	289,914
Capital expenditures	(220,102)	(174,096)
Free Cash Flow	$13,471	$115,818

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding changes related to interest and taxes and other non-cash expenses.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue for the year ended December 31, 2005 totaled $1.1 billion, an increase of 12% over the prior year, due primarily to customer gains in all services, as well as basic and classic video rate increases. High-speed Internet service revenue increased 45% over the prior year, which is mainly attributable to an increased customer base. We added a net 139,900 high-speed Internet customers during the year to end the year at 470,400 customers. In addition, digital service revenue increased 13% over the prior year due to an increased customer base. We added a net 67,500 digital customers during the year to end the year at 518,800 customers.

Basic cable service revenue increased 4% primarily due to basic and classic video rate increases, partially offset by promotional discounts. Although the number of basic video customers was higher at December 31, 2005 than December 31, 2004, the average number of customers during the year declined slightly. We are increasing our customer retention efforts by emphasizing bundling, enhancing and differentiating our video services and providing video-on-demand, high definition television and digital video recorders.  We are also continuing to focus on improving customer satisfaction through higher service levels, increased education of our product offerings and increased spending on sales and marketing efforts.

Revenue by service offering was as follows for the year ended December 31 (in thousands):

	Revenue by Service Offering
	2005	% of Total Revenue	2004	% of Total Revenue	% Change in Revenue
Basic	$596,321	53.4%	$573,650	57.2%	4.0%
High-speed Internet	190,820	17.1%	132,011	13.2%	44.5%
Digital	111,202	9.9%	98,797	9.9%	12.6%
Advertising	76,004	6.8%	68,415	6.8%	11.1%
Premium	54,414	4.9%	57,054	5.7%	(4.6)%
Telephone	35,502	3.2%	15,254	1.5%	132.7%
Franchise fees	30,721	2.7%	28,721	2.9%	7.0%
Other	22,697	2.0%	28,554	2.8%	(20.5)%
Total	$1,117,681	100.0%	$1,002,456	100.0%	11.5%

Total Customer Relationships were approximately 1,347,500 as of December 31, 2005, an increase of 24,800 from 1,322,700 as of December 31, 2004. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e. basic cable, high-speed Internet or telephone) without regard to which product they purchase. Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet and telephone customers, as of December 31, 2005 increased 11% as compared to December 31, 2004. RGUs by category were as follows (in thousands):

	December 31, 2005	December 31, 2004
Basic	1,281.6	1,272.5
Digital	518.8	451.3
High-speed Internet	470.4	330.5
Telephone	89.9	64.3
Total RGUs	2,360.7	2,118.6

Average monthly revenue per basic customer was $73.30 for the year ended December 31, 2005, compared to $64.96 for the year ended December 31, 2004. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets as well as basic and classic video rate increases. In addition, telephone revenues for the year ended December 31, 2005 reflect service revenues earned directly from customers compared to the year ended December 31, 2004, which reflected revenues billed to Comcast under a previous contractual agreement that was terminated effective December 31, 2004. Also included in telephone revenue for the year ended December 31, 2005 is the continued amortization of installation revenue under the previous arrangement with Comcast in the amount of $3.3 million.

Programming and other operating costs increased $37.6 million, or 11%. Total programming costs for our video products decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004. The substantial increases in programming rates were offset by programming credits. The credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid and a settlement of disputed claims with a vendor. In addition, direct operating costs increased due to an increased volume of modems sold and cost of sales associated with telephone that were previously paid by Comcast. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of increases in repairs and maintenance costs due to increased repair costs for customer premise equipment, an increase in drop materials due to customer growth and increased property taxes due to a favorable reversal of accrued property taxes recorded in 2004.

Selling, general and administrative expenses increased $41.7 million, or 18%, primarily due to increased payroll and payroll related costs, including an increase in the number of employees and salary increases for existing employees. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased from the prior year. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to maintain the company’s core video customer base. A decrease in expenses previously allocated to Comcast under our prior agreement to manage certain Comcast systems also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the year ended December 31, 2005 does not include any of these expense allocations, and the year ended December 31, 2004 includes seven months of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

Transaction-related costs of $62.0 million were recorded for the year ended December 31, 2005. These costs were comprised of sponsor and investment fees, legal and accounting fees, financial advisor fees, the cancellation of in-the-money stock options, printing and mailing and other miscellaneous expenses related to the going-private transaction.

Stock-based compensation expense increased $12.9 million due to the expense associated with the accelerated vesting of certain restricted shares in connection with the going-private transaction and in connection with the granting of restricted and deferred shares during the year ended December 31, 2005.

Depreciation and amortization expense increased $7.9 million, or 3%, primarily as a result of additional capital expenditures through December 31, 2005. These expenditures were primarily for telephone equipment, purchases of customer premise equipment and drop materials and network extensions, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since December 31, 2004.

As a result of the factors discussed above, Operating Income before Depreciation and Amortization decreased $26.0 million. After adjusting for going-private transaction-related costs of $62.0 million, Operating Income before Depreciation and Amortization increased $36.0 million to $468.0 million, an increase of 8% over 2004.

Interest expense increased $25.5 million, or 13%, due to higher interest rates, which averaged 8.2% for the year ended December 31, 2005, as compared to 7.1% for the year ended December 31, 2004, and an increase in the accreted value of the 12 ¼% Senior Discount Notes.

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

Revenue by service offering was as follows for the year ended December 31, (dollars in thousands):

	Revenue by Service Offering
	2004	% of Total Revenue	2003	% of Total Revenue	% Change in Revenue
Basic	$573,650	57.2%	$537,026	59.5%	6.8%
High-speed Internet	132,011	13.2%	93,937	10.4%	40.5%
Digital	98,797	9.9%	83,471	9.3%	18.4%
Advertising	68,415	6.8%	58,832	6.5%	16.3%
Premium	57,054	5.7%	57,247	6.3%	(0.3)%
Franchise fees	28,721	2.9%	27,350	3.0%	5.0%
Other	28,554	2.8%	32,396	3.6%	(11.9)%
Telephone	15,254	1.5%	12,333	1.4%	23.7%
Total	$1,002,456	100.0%	$902,592	100.0%	11.1%

Total Customer Relationships were approximately 1,322,700 as of December 31, 2004 compared to 1,327,200 as of December 31, 2003. RGUs as of December 31, 2004 increased 7% as compared to December 31, 2003. RGUs by category were as follows (in thousands):

	December 31, 2004	December 31, 2003
Basic	1,272.5	1,293.6
Digital	451.3	402.9
High-speed Internet	330.5	230.0
Telephone	64.3	55.4
Total RGUs	2,118.6	1,981.9

Average monthly revenue per basic customer was $64.96 for the year ended December 31, 2004, compared to $58.03 for the year ended December 31, 2003 primarily reflecting the continued successful rollout of new product offerings in all markets. Average monthly revenue per basic customer for high-speed Internet and digital service increased to $14.95 for the year ended December 31, 2004, up from $11.41 for the year ended December 31, 2003.

Programming and other operating costs increased $15.1 million, or 5%. Partially offsetting the increase in programming and other operating costs was the reversal of a $14.7 million accrual for property taxes for the years 1999 through 2004. Excluding the reversal of this accrual, programming and other operating costs increased 9%. Programming costs increased 11%, primarily as a result of increased programming rates for our classic service and an increase in digital customers served. In addition, programming costs increased due to an increase in high-speed Internet costs driven by the net addition of 100,500 high-speed Internet customers. This increase in high-speed Internet costs was partially offset by more favorable per customer charges under a new agreement with our Internet service provider, beginning July 2004. In addition, programming costs increased as a result of an increased volume of modems provided to customers under certain marketing campaigns. Excluding the reversal of the property tax accrual, other operating costs increased 4%, primarily attributable to increases in labor costs, which increased due to a reduction of network rebuild/upgrade activities.

Selling, general and administrative expenses increased $39.8 million, or 21%, primarily due to increased payroll and related costs reflecting salary increases for existing employees and increases in health insurance costs. In addition, marketing expenses increased to support the continued rollout of high-speed Internet and digital products and to maintain the core video customer base. A decrease in expenses previously allocated to Comcast Cable in connection with the cable systems we previously managed for a Comcast Cable affiliate also contributed to the increase in selling, general and administrative expenses. As this management arrangement was terminated effective July 31, 2004, the year ended December 31, 2004 contains only seven months of expense allocations versus a full year for the year ended December 31, 2003. While cost savings have been realized upon termination of the management arrangement, the impact of some of these savings is reflected in programming and other operating costs. In addition, bad debts and collection costs increased, reflecting an increase in the number of accounts written off combined with a higher balance per average account written off.

Depreciation and amortization expense increased $9.1 million, or 4%, primarily as a result of additional capital expenditures through December 31, 2004 to extend the plant and continue the rollout of digital, high-speed Internet and telephone services to existing and new service areas.

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

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial on-going capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes including the upgrade of our existing cable network, and in the future will be made for network extensions, installation of new services, customer premise equipment (e.g., set-top boxes), deployment of new product and service offerings, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the years ended December 31, 2005 and 2004 was $233.6 million and $289.9 million. The decrease was primarily attributable to an increase in net loss due to costs incurred in connection with the going-private transaction partially offset by the effect of non-cash items.

Cash used in investing activities for the years ended December 31, 2005 and 2004 was $218.7 million and $173.5 million. The increase primarily was due to capital expenditures to launch our telephone product in additional markets, customer premise equipment and drop materials.

Cash used in financing activities for the years ended December 31, 2005 and 2004 was $85.2 million and $76.4 million. The increase was primarily due to increased amortization payments on the credit facility in 2005.

For the years ended December 31, 2005 and 2004, we spent $220.1 million and $174.1 million in capital expenditures. These expenditures principally constituted purchases of customer premise equipment, telephone equipment, capitalized labor, drop materials, headend equipment and system upgrades and rebuilds, all of which are necessary to maintain our existing network, grow our customer base and expand our service offerings.

Free Cash Flow for the year ended December 31, 2005 totaled $13.5 million compared to $115.8 million for the year ended December 31, 2004. The decrease was primarily driven by the following:

•       A $46.0 million increase in capital expenditures;

•       A $26.0 million decrease in Operating Income before Depreciation and Amortization (including the impact of $62.0 million of going-private transaction-related costs);

•       A $20.6 million increase in cash interest expense paid driven by an increase in interest rates; and

•       A $16.0 million source of Free Cash Flow for the year ended December 31, 2005 compared to a $25.7 million source for the year ended December 31, 2004 from changes in working capital accounts.

The above changes resulted in an overall decrease in Free Cash Flow from 2004 to 2005 of $102.3 million.

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

On December 17, 2002 Insight Midwest completed a $185.0 million add-on offering under the 9 3/4% senior notes indenture. Insight Midwest received proceeds of $176.9 million, including $3.8 million of interest accruing from October 1, 2002 through the date of issuance that was repaid to holders of the bonds in the first semi-annual interest payment due on April 1, 2003, and net of an underwriting fee of $3.1 million and a bond discount of $8.8 million that is being amortized through October 2009. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the credit facility of Insight Midwest Holdings, LLC. Since this add-on offering occurred under the 9 3/4% senior notes indenture, these additional debt securities and the previous 9 3/4% senior notes are considered a single series of senior notes with identical terms.

On December 9, 2003, Insight Midwest completed a $130.0 million add-on offering under the 10 1/2% senior notes indenture. Insight Midwest received proceeds of $140.9 million, including $1.4 million of interest accruing from November 1, 2003 through the date of issuance that was repaid to holders of the bonds in the first semi-annual interest payment on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010, and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Insight Midwest Holdings credit facility. Since this additional add-on offering occurred under the 10 1/2% senior notes indenture, these additional debt securities and the previous 10 1/2% senior notes are considered a single series of senior notes with identical terms.

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

The Insight Midwest Holdings credit facility permits the distribution of cash from Midwest Holdings’ subsidiaries to enable Insight Midwest to pay interest on its 9 3/4% senior notes and 10 1/2% senior notes, so long as there exists no default under the credit facility. The Insight Midwest Holdings credit facility contains covenants restricting, among other things, the ability of Midwest Holdings and its subsidiaries to acquire or dispose of assets, make investments and engage in transactions with related parties. The facility also requires compliance with certain financial ratios and contains customary events of default. As of December 31, 2005, we were in compliance with the credit facility’s covenant requirements. Given current operating conditions and projected results of operations, we anticipate continued compliance under this credit facility for the foreseeable future.

On February 6, 2001, we completed an offering of $400.0 million principal amount at maturity of 12 1/4% senior discount notes due 2011. These notes were issued at a discount to their principal amount at maturity resulting in gross proceeds to us of approximately $220.1 million. We utilized approximately $20.2 million of the proceeds to repay the outstanding amount of our inter-company loan from Insight Midwest, which we incurred in connection with the financing of the AT&T Broadband transactions. No cash interest on the discount notes accrued prior to February 15, 2006. Cash interest began to accrue on the discount notes beginning on February 15, 2006 and will be payable on February 15 and August 15 of each year, commencing August 15, 2006.

On December 18, 2002 we repurchased $40.0 million face amount of the 12 1/4% senior discount notes at the then accreted value of $27.4 million for $23.2 million, resulting in a gain of $3.6 million, net of the write-off of unamortized deferred financing costs of $616,000. In June 2004, we repurchased $10.0 million face amount of the 12 1/4% Senior Discount Notes at the then accreted value of $8.1 million for $8.9 million, resulting in a loss of $843,000, which includes the write-off of unamortized deferred financing costs of $127,000. As of December 31, 2005 and 2004, the outstanding principal and accreted amounts of these notes were $350.0 million and $343.6 million and $350.0 million and $305.2 million.

On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of December 31, 2005 and 2004, the balance of the $100.0 million loan, including accrued interest, was $139.1 and $127.4 million.

On July 21, 2005 we completed a refinancing of the existing $1.1 billion Term B loan facility under the Insight Midwest Credit Agreement. This refinancing reduced the applicable margins for LIBOR rate borrowings from LIBOR plus 275 basis points to LIBOR plus 200 basis points and the applicable margin will be reduced an additional 25 basis points if the Midwest Holdings leverage ratio drops below 2.75. The maximum total leverage ratio covenant was reset from 3.75 to 4.50 on July 1, 2005 with step downs to 4.25 on July 1, 2006 and 4.00 on July 1, 2007. The facility was also amended to provide certain flexibility to refinance the senior notes at Insight Midwest.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. For the years ended December 31, 2005 and 2004 we had positive Free Cash Flow. We had the ability to draw upon $302.0 million of unused availability under the Insight Midwest Holdings Credit Facility as of December 31, 2005 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of December 31, 2005, including periods in which the related payments are due (in thousands):

	CONTRACTUAL OBLIGATIONS
	Long-Term Debt	Operating Leases	TOTAL
2006	$83,500	$4,637	$88,137
2007	83,500	3,486	86,986
2008	104,750	3,050	107,800
2009	1,517,500	2,169	1,519,669
2010	630,000	783	630,783
Thereafter	350,000	740	350,740
Total cash obligations	$2,769,250	$14,865	$2,784,115

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123(R) in our first quarter of 2006. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Under the modified retrospective transition method, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The modified prospective transition method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the fiscal period of adoption of SFAS No. 123R, while the retrospective method would record compensation expense for all unvested stock options and share awards beginning with the fiscal period retroactively adjusted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations (an Interpretation of SFAS No. 143)”. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. FIN 47 is effective for fiscal years ending after December 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

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

•       projected future operating results;

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

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps. The counter-parties to our swap agreements are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of December 31, 2005, $130.0 million of our interest rate swap agreements expire in November 2010.

The aggregate fair market value and aggregate carrying value of our 9¾% senior notes, 10½% senior notes and 12¼ senior discount notes was $1.4 billion as of December 31, 2005. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of December 31, 2005 and 2004, the cost, if terminated, of our interest rate swap agreements were $2.4 million and $1.6 million and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

Item 8.                        Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated  to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page F-1.

Item 9B.               Other Information

Independent Director Compensation

On February 27, 2006, our board of directors approved compensation arrangements for our independent directors (as defined below). Our current independent directors are Geraldine B. Laybourne, Amos B. Hostetter, Jr. and Stephen C. Gray. The compensation arrangements consist of an annual retainer fee of $50,000, payable quarterly in cash. In addition, each of the independent directors was granted 10,370 shares of our Series E non-voting common stock, subject to a five-year vesting schedule, with 20% of the shares vesting at the end of each completed year of service.

Our amended and restated certificate of incorporation defines an “independent director” as one (x) who a majority of the independent directors determines has no material relationship with our company and has no current or prior relationship with our management, our company or the holders of the Series A voting preferred stock or Series B voting preferred stock that might cause such director to act other than entirely independently with respect to all issues that come before the board of directors; and (y) who satisfies the independence requirements under Rule 303A.02 of the Listed Company Manual of the New York Stock Exchange. Geraldine Laybourne, Amos Hostetter and Stephen Gray were each deemed independent directors as of December 16, 2005.

Awards Pursuant to the 2005 Incentive Plan

On December 16, 2005, our board of directors adopted the Insight Communications Company, Inc. 2005 Stock Incentive Plan (the “Plan”). Under the Plan, our board has the authority to grant awards of shares of our Series F non-voting common stock to officers, employees and directors. A total of 100,000 shares of Series F non-voting common stock are available for issuance under the Plan.

On February 27, 2006, our board authorized the issuance of Series F non-voting common stock to the following executive officers:

Name	Number of Shares of Series F Non-Voting Preferred
Dinni Jain	9,000
John Abbot	4,500
Christopher Slattery	2,700
Elliot Brecher	1,800

Shares granted under the Plan require the execution of a subscription agreement. All participants in the Plan must also become a party to our Securityholders Agreement. Unless otherwise provided in the applicable subscription agreement, Series F shares will vest in five equal annual installments commencing on December 16, 2006.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Our executive officers and directors are as follows:

Name	Age	Position
Sidney R. Knafel	75	Chairman of the Board and Director
Michael S. Willner	53	Vice Chairman, Chief Executive Officer and Director
Dinni Jain	42	President, Chief Operating Officer and Director
John Abbot	43	Executive Vice President and Chief Financial Officer
Christopher Slattery	38	Executive Vice President, Field Operations
Elliot Brecher	40	Senior Vice President, General Counsel and Secretary
James A. Attwood, Jr.	47	Director
Michael J. Connelly	54	Director
Stephen C. Gray	47	Director
Amos B. Hostetter, Jr.	69	Director
William E. Kennard	49	Director
Geraldine B. Laybourne	58	Director

Sidney R. Knafel has served as Chairman of the Board since 1985. He serves as chairman of the governance committee. Mr. Knafel was the founder, Chairman and an equity holder of Vision Cable Communications, Inc. from 1971 until its sale in 1981. Mr. Knafel is presently the managing partner of SRK Management Company, a private investment company. He is a director of General American Investors Company, Inc., IGENE Biotechnology, Inc. and VirtualScopics, Inc., as well as several private companies. Mr. Knafel is a graduate of Harvard College and Harvard Business School.

Michael S. Willner has served as Chief Executive Officer since 1985. Mr. Willner has also served as Vice Chairman since August 2002, and as President from 1985 to August 2002 and from August 2003 to February 2006. Mr. Willner served as Executive Vice President and Chief Operating Officer of Vision Cable from 1979 through 1985, Vice President of Marketing for Vision Cable from 1977 to 1979 and General Manager of Vision Cable’s Bergen County, New Jersey cable television system from 1975 to 1977. He currently serves on the board of directors and Executive Committee of the National Cable & Telecommunications Association. He also serves on the boards of C-SPAN, Women in Cable and Telecommunications, the Cable Center and the Walter Kaitz Foundation, as well as the Executive Committee of CableLabs. Mr. Willner is a graduate of Boston University’s College of Communication and serves on the school’s Executive Committee.

Dinni Jain has served as President since February 2006 and as  Chief Operating Officer since October 2003. Mr. Jain served as Executive Vice President between October 2003 and February 2006. He joined our company in January 2002 as Senior Vice President and Chief Financial Officer. From 1994 through 2002, he served in a number of roles in sales, marketing, customer service, strategy, corporate development and general management at NTL Incorporated, one of Europe’s leading cable and telecommunications companies. He ultimately served as Deputy Managing Director of NTL’s Consumer Division, overseeing customer and new business growth, as well as the quality of customer satisfaction. He also managed the operations of NTL’s Cable and Wireless Consumer Group from 2000 to 2001. He currently serves on the board of directors of The Cable & Telecommunication Association for Marketing Foundation. Mr. Jain attended Princeton University.

John Abbot has served as Executive Vice President since February 2006 and as Chief Financial Officer since January 2004. Mr. Abbot served as Senior Vice President between January 2004 and February 2006. From January 1995 to January 2004, Mr. Abbot served in a number of roles at Morgan Stanley, most recently as Managing Director in the Global Media and Communications Group of its Investment Banking

Division. Prior to joining Morgan Stanley, Mr. Abbot was an associate at Goldman, Sachs & Co., and he also served six years as a Surface Warfare Officer in the U.S. Navy. Mr. Abbot received a bachelor’s degree in Systems Engineering from the U.S. Naval Academy, an ME in Industrial Engineering from Pennsylvania State University and an MBA from Harvard Business School.

Christopher Slattery has served as Executive Vice President, Field Operations since February 2006. He joined our company in October 2004 as Senior Vice President, Sales, then served as Senior Vice President, Growth from April 2005 until January 2006 when he was named Senior Vice President, Field Operations. Prior to joining our company, from September 2002, Mr. Slattery served as a Managing Director of NTL’s London operations, responsible for the management of 1.5 million cable network homes, and with responsibility in the areas of sales, growth strategy, reduction of churn and customer experience. Prior thereto, from September 2001, he served as Sales Director for NTL’s European operations, responsible for designing, developing and implementing customer growth strategies across NTL’s then newly-acquired European assets. From August 2000 to August 2001, Mr. Slattery served as a General Manager of NTL’s United Kingdom operations, with overall responsibility for sales and marketing, customer retention, customer care and network maintenance, as well as budget strategy, planning and implementation. Prior thereto, from January 1990, Mr. Slattery served in a number of sales-related roles at NTL and its predecessors.

Elliot Brecher has served as Senior Vice President and General Counsel since January 2000. Previously, he was associated with the law firm Cooperman Levitt Winikoff Lester & Newman, P.C., which served as Insight’s legal counsel until July 2000 when it merged with Sonnenschein Nath & Rosenthal LLP, which continues to serve as Insight’s legal counsel. He joined that firm in February 1994 and served as a partner from January 1996 until joining Insight Communications. Prior to that, he was an associate of the law firm Rosenman & Colin from October 1988. Mr. Brecher received his law degree from Fordham University.

James A. Attwood, Jr. was elected as a director effective immediately prior to the effective time of the going-private transaction on December 16, 2005. He serves as a member of the governance committee. Mr. Attwood has served as a managing director of The Carlyle Group since November 2000. Prior to joining Carlyle, he served as Executive Vice President-Strategy, Development and Planning for Verizon Communications. Prior thereto, he served as Executive Vice President-Strategic Development and Planning at GTE Corporation. Mr. Attwood joined GTE Corporation in 1996 as Vice President-Corporate Planning and Development after more than ten years in the investment banking division of Goldman, Sachs & Co. Mr. Attwood currently also serves as a director of R.H. Donnelley Corporation, Hawaiian Telecommunications, Inc. and WILLCOM, Inc.

Michael J. Connelly was elected as a director effective immediately prior to the effective time of the going-private transaction. He serves as chairman of the audit committee. Since December 2002, Mr. Connelly has served as a managing director of Carlyle. Before joining Carlyle, Mr. Connelly served as a managing director of Credit Suisse First Boston. Mr. Connelly is also a member of the board of directors of AMC Entertainment Corporation and PanAmSat.

Stephen C. Gray was elected as a director effective immediately prior to the effective time of the going-private transaction. He serves as a member of the audit and compensation committees. Mr. Gray has served as the Executive Chairman of Security Coverage, Inc. since October 2005. From 1994 through 2004, Mr. Gray served as the President of McLeodUSA Incorporated. Mr. Gray joined McLeodUSA in 1992 as its Chief Operating Officer. Mr. Gray was also a member of the board of directors of McLeodUSA Incorporated from 1992 to 2004 and a member of the executive committee from 2001 to 2004. On January 31, 2002, McLeodUSA Incorporated filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On April 16, 2002, McLeodUSA Incorporated emerged from the Bankruptcy Court proceedings pursuant to the terms of its amended plan of reorganization, which became effective on that date. From August 1990 to September 1992, Mr. Gray served as Vice President of Business Services at MCI Communications Corp., where he was responsible for MCI’s local access strategy and for marketing and sales support of the Business Markets division. From February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for Telecom*USA, Inc., where his responsibilities included sales, marketing, key contract negotiations and strategic acquisitions and combinations. From September 1986 to February 1988 Mr. Gray held a variety of management positions with Williams Telecommunications Company. Mr. Gray is a graduate of the University of Tennessee.

Amos B. Hostetter, Jr. was elected as a director effective immediately prior to the effective time of the going-private transaction. He serves as a member of the compensation committee. Mr. Hostetter has served as the chairman of Pilot House Associates, LLC since its formation in August 1997. Prior to joining Pilot House Associates, Mr. Hostetter was the chief executive officer of MediaOne, the domestic cable arm of MediaOne Group, formerly the nation’s third-largest broadband communications provider, serving more than 4.8 million subscribers in 19 states and employing 11,000 people. Mr. Hostetter co-founded Continental Cablevision in 1963 and served as its chief financial officer from 1963 until 1980 and as its chairman and chief executive officer from 1980 until its merger with MediaOne Group in November of 1996. Mr. Hostetter was the chairman of the board of the National Cable & Telecommunications Association from 1973 to 1974 and served on that association’s board from 1968 to 1998. He was a founding member and past chairman of the Cable-Satellite Public Affairs Network (C-SPAN) and Cable in the Classroom. President Gerald Ford appointed Mr. Hostetter a director of the Corporation for Public Broadcasting, and he is a former member of the Children’s Television Workshop. Mr. Hostetter is currently the Chair Emeritus of the board of trustees of Amherst College, a trustee of the Museum of Fine Arts in Boston and Chairman of the board of trustees of WGBH-TV. Mr. Hostetter earned a bachelor’s degree from Amherst College in 1958 and earned an MBA from Harvard Business School in 1961.

William E. Kennard was elected as a director effective immediately prior to the effective time of the going-private transaction. He serves as chairman of the compensation committee. Since May 2001, Mr. Kennard has served as a managing director of Carlyle. Before joining Carlyle, Mr. Kennard served as the Chairman of the Federal Communications Commission from November 1997 to January 2001. Mr. Kennard is also a member of the board of directors of The New York Times Company, Sprint Nextel Corporation  and Hawaiian Telecommunications, Inc.

Geraldine B. Laybourne has served as a director of Insight since February 2004. She serves as a member of the audit and governance committees. In 1998, Ms. Laybourne founded Oxygen Media, LLC, an independent cable television network with programming tailored to the interests of women, and has served as its Chairman and Chief Executive Officer since its inception. She is most notably known for her work at Nickelodeon, a programming affiliate of MTV Networks, having served in a number of roles from 1980 to 1995, including as its President from 1989. From 1993 to 1995, she also served as the Vice Chairman of MTV Networks. From 1996 to 1998, she served as the President of Disney ABC Cable Networks. She currently serves on the boards of the National Cable & Telecommunications Association and the National Council for Families and Television, and on the Advisory Board of New York Women in Film & Television. Ms. Laybourne received a bachelor’s degree in Art History from Vassar College and serves on its board of trustees, and received an MS in Elementary Education from the University of Pennsylvania.

Each executive officer serves until a successor is elected by the board of directors or until the earlier of his or her resignation or removal.

Effective immediately prior to the effective time of the going-private transaction, the number of directors constituting our board of directors was increased from seven to nine. Each of the directors listed above was elected as a director effective immediately prior to the effectiveness of the resignations of

David C. Lee, Thomas L. Kempner and James S. Marcus and immediately prior to the effective time of the going-private transaction.

Sidney Knafel, Michael Willner and certain trusts for the benefit of Mr. Knafel’s children, through ownership of our Series A voting preferred stock, have the right to designate five directors, two of whom must be independent. Affiliates of The Carlyle Group, through ownership of our Series B voting preferred stock, have the right to designate four directors, one of whom must be independent. Messrs. Knafel, Willner, Jain and Hostetter and Ms. Laybourne are designees of the holders of Series A voting preferred stock, and the remaining four individuals are designees of the holders of Series B voting preferred stock.

The directors are divided into three classes consisting of three members each, and the terms for the directors are staggered. Each class has at least one Series A director and one Series B director. The respective terms of office expire at the annual election held in the year specified below. At each annual election, the directors chosen to succeed those whose terms then expire will be elected for that same class for a three-year term. Each of the directors will serve until his or her successor is duly elected or appointed and qualified or until his or her death, resignation or removal.

•       Class I Directors—Term expires in 2006: Michael Willner, Dinni Jain and James Attwood.

•       Class II Directors—Term expires in 2007: Sidney Knafel, William Kennard and Michael Connelly

•       Class III Directors—Term expires in 2008: Geraldine Laybourne, Amos Hostetter and Stephen Gray

Our Board of Directors has determined that Michael Connelly and Stephen Gray meet the Securities and Exchange Commission definition of “audit committee financial expert.”

Code of Ethics

We have adopted a code of ethics for our directors, chief executive officer, chief financial officer and chief accounting officer, as well as other employees and the employees of our subsidiaries. A copy of the code was filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2003.

Item 11.                 Executive Compensation

The following table summarizes the compensation paid for services rendered in 2003, 2004 and 2005 to the Chief Executive Officer and the other four most highly compensated executive officers in 2005, as well as Christopher Slattery who became an executive officer in February 2006 (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards		Number of Securities Underlying Options	All Other Compensation (1)
Sidney R. Knafel	2005	$250,000	—	—		—	$14,614
Chairman of the Board	2004	$250,000	—	—		281,250	$13,568
	2003	$250,000	—	$655,520	(2)	—	$13,282
Michael S. Willner	2005	$691,200	$349,300	—		—	$17,460
Vice Chairman	2004	$635,000	$317,500	—		521,875	$13,598
and Chief Executive	2003	$577,900	$290,000	$1,638,800	(2)	—	$11,896
Officer
Dinni Jain	2005	$522,100	$262,500	—		—	$18,349
President	2004	$500,000	$250,000	—		237,500	$12,572
and Chief Operating	2003	$367,900	$190,000	$1,420,150	(2)(3)	—	$11,728
Officer
John Abbot(4)	2005	$391,600	$196,900	—		—	$14,583
Executive Vice President	2004	$346,154	$278,767	$767,250		290,000	$1,555
and Chief Financial
Officer
Christopher Slattery(5)	2005	$279,000	$141,900	—		—	$2,259
Executive Vice President,	2004	$80,100	$25,000	$135,450		25,000	$1,992
Field Operations
Elliot Brecher	2005	$329,300	$115,800	—		—	$13,884
Senior Vice President and	2004	$318,360	$110,000	—		81,250	$11,803
General Counsel	2003	$306,100	$100,000	$96,400	(2)	—	$11,140

(1)          Amounts for 2003, 2004 and 2005 include: (i) matching contributions made by us on behalf of the Named Executive Officers to our 401(k) plan (Sidney Knafel: $10,000, $10,500 and $10,500; Michael Willner: $10,000, $10,500 and $10,500; Dinni Jain: $10,000, $10,500 and $10,500; John Abbot: $10,500; and Elliot Brecher: $10,000, $10,500 and $10,500) and (ii) life insurance premiums and group term life insurance premiums paid by us on behalf of the Named Executive Officers (Sidney Knafel: $3,282, $3,068 and $4,114; Michael Willner: $1,896, $3,098 and $6,960; Dinni Jain: $1,728, $2,072 and $7,849; John Abbot: $1,555 and $4,083; Christopher Slattery: $1,992 and $2,259; and Elliot Brecher: $1,140, $1,303 and $3,384). One-half of the matching contributions to our 401(k) plan were made in the form of shares of Class A common stock. In connection with our going-private transaction on December 16, 2005, all 401(k) shares were converted into the right to receive the $11.75 per share merger consideration.

(2)          Includes deferred stock awards the value of which is calculated by multiplying the closing market price of our Class A common stock on the date of grant (November 6, 2003: $9.64) by the number of shares awarded. In connection with our going-private transaction, on December 16, 2005, each of the deferred share award agreements was amended to provide for delivery of one share of our Series C non-voting preferred stock upon settlement for every share of Class A common stock that the holder otherwise would have been entitled to receive prior to giving effect to the amendment. The shares underlying the deferred stock awards are deliverable in settlement upon a change in control (as defined in the respective award agreements) or prior thereto upon the later to occur of December 16,

2010 or termination of the executive’s employment. The shares vest in five equal annual installments on November 6 of each year. The number and value of these awards as of December 31, 2005 (based upon the going-private merger price of our Class A common stock ($11.75)) was as follows: Sidney Knafel: 68,000 shares = $799,000; Michael Willner: 170,000 shares = $1,997,500; each of Dinni Jain and Elliot Brecher: 10,000 shares = $117,500.

(3)          The restricted stock awards includes the deferred stock award he received on November 6, 2003 as described above in note (2) as well as a 125,000 restricted share award which is calculated by multiplying the closing market price of our Class A common stock on the date of grant (October 9, 2003: $10.59) by the number of shares reported. The restricted shares were to vest in five equal annual installments on November 15 of each year. On March 15, 2005, Mr. Jain surrendered for cancellation the remaining balance of 100,000 of such restricted shares and was granted a like number of shares of deferred stock. The deferred shares have a vesting schedule that mirrors the remaining vesting schedule of the surrendered restricted shares. In addition to the deferred stock award described in note (2) above, such 100,000 shares of deferred stock held by Mr. Jain as of December 31, 2005 had a value of $1,175,000 (based upon the going-private merger price of our Class A common stock ($11.75)).

(4)          The 2004 bonus amount indicated above includes a $100,000 sign-on bonus. The restricted stock awards represents the 75,000 restricted share award he received upon joining our company, which is calculated by multiplying the closing price of our Class A common stock on the date of grant (January 2, 2004: $10.23) by the number of shares awarded. The restricted shares were to vest in five equal annual installments on March 1 of each year. On March 15, 2005, Mr. Abbot surrendered for cancellation the remaining balance of 60,000 restricted shares and was granted a like number of shares of deferred stock. The deferred shares have a vesting schedule that mirrors the remaining vesting schedule of the surrendered restricted shares. The deferred stock held by Mr. Abbot as of December 31, 2005 had a value of $705,000 (based upon the going-private merger price of our Class A common stock ($11.75)).

(5)          Amounts for 2004 reflect the period from October 2004, when he joined our company. The restricted stock awards represents the 15,000 restricted share award he received upon joining our company, which is calculated by multiplying the closing price of our Class A common stock on the date of grant (October 26, 2004: $9.03) by the number of shares awarded. The restricted shares were to vest in three nearly equal installments: July 27, 2005, October 26, 2006 and October 26, 2007. On March 15, 2005, Mr. Slattery surrendered for cancellation all of the restricted shares and was granted a like number of shares of deferred stock. The deferred shares have a vesting schedule that mirrors the vesting schedule of the surrendered restricted shares. The deferred stock held by Mr. Slattery as of December 31, 2005 had a value of $176,250 (based upon the going-private merger price of our Class A common stock ($11.75)).

The following table sets forth information as of December 31, 2005 concerning stock options held by the Named Executive Officers in the Summary Compensation Table. In connection with our going-private transaction on December 16, 2005, each of our outstanding stock options (whether vested or unvested) were canceled in exchange for a gross cash payment equal to the excess, if any, of the $11.75 merger price and the exercise price for such option, multiplied by the number of shares covered by such option. The information in the table below represents such exchange. No options held by such individuals were exercised during 2005.

Name	Number of Shares Underlying Canceled Options	Value Realized
Sidney R. Knafel	281,250	$739,690
Michael S. Willner	621,875	$1,697,530
Dinni Jain	237,500	$652,625
John Abbot	290,000	$507,600
Christopher Slattery	25,000	$68,000
Elliot Brecher	101,250	$281,488

Compensation of Directors

Only our independent directors receive compensation for their services as directors, consisting of an annual retainer fee of $50,000, payable quarterly in cash. In addition, each of our current independent directors received a grant of 10,370 shares of our Series E non-voting common stock, subject to a five-year vesting schedule, with 20% of the shares vesting at the end of each completed year of service. Independent directors also are entitled to receive reimbursement of out-of-pocket expenses incurred in connection with their Board service.

Prior to the completion of our going-private transaction on December 16, 2005, those of our directors who were not also our employees (Thomas L. Kempner, Geraldine B. Laybourne, David Lee and James S. Marcus) were entitled to receive an annual retainer fee of $25,000 which, at the election of the director, could be in the form of cash or five-year stock options to purchase Class A common stock. Non-employee directors also were entitled to receive reimbursement of out-of-pocket expenses incurred for each Board or committee meeting attended. David Lee and Geraldine Laybourne also each received $100,000 in April 2005, in a lump-sum payment, as compensation for their services on the special committee formed for the purpose of reviewing, evaluating, negotiating and making a recommendation to our board of directors with respect to the going-private transaction.

Employment Agreements

Michael Willner.   In connection with the completion of the going-private transaction on December 16, 2005, we entered into an employment agreement with Michael Willner, our chief executive officer. Under the terms of the employment agreement, Mr. Willner will serve as our president and chief executive officer for a three-year term, which will be automatically extended for additional one-year periods unless notice has been provided by either party that such extension will not take effect. He will receive a base salary of $698,500 during the term, subject to an annual review by our compensation committee in which it may, in its sole discretion, increase such base salary. Mr. Willner also will be entitled to an annual cash bonus opportunity for each of our fiscal years, subject to and based on the attainment by Mr. Willner and us of individual and financial performance targets to be determined by the compensation committee upon the recommendations of Mr. Willner and Sidney Knafel, our chairman of the board. For each fiscal year, Mr. Willner will have a minimum cash bonus opportunity of up to 50% of his base salary. In addition to the annual cash bonus, Mr. Willner will be entitled to participate in the management bonus pool established as provided in the securityholders agreement entered into in connection with the going-private transaction.

If Mr. Willner’s employment is terminated without Cause (as defined in the employment agreement) or Mr. Willner terminates his employment with Good Reason (as defined in the employment agreement), and in each case Mr. Willner executes a general release of all claims against us, we will pay Mr. Willner as liquidated damages:

•       an amount equal to the product of Mr. Willner’s annual cash bonuses and a fraction, the numerator of which is equal to the number of days in such fiscal year that precede the date of termination and the denominator of which is equal to 365, plus

•       continued payment of his base salary for the greater of the balance of the initial three year term or 12 months, plus

•       payments during each fiscal year of the severance period equal to the annual cash bonuses for each such fiscal year as if Mr. Willner were employed and as if the performance targets were satisfied to the same extent as in the year prior to termination.

If Mr. Willner’s employment is terminated due to death or disability, we will pay Mr. Willner an amount equal to the product of his annual cash bonuses and a fraction, the numerator of which is equal to the number of days in such fiscal year that precede the date of termination and the denominator of which is equal to 365. The employment agreement also contains covenants relating to non-competition and non-solicitation of our employees, customers or suppliers from the date of the agreement through the severance period and protection of our confidential information.

Pursuant to the Principals’ Agreement dated July 28, 2005 entered into in connection with the going-private transaction, Sidney Knafel, Michael Willner and entities affiliated with The Carlyle Group have agreed to negotiate in good faith to reach agreement on mutually satisfactory employment agreements with Dinni Jain and John Abbot. To date, such agreements have not been entered into.

Compensation Committee Interlocks and Insider Participation

Prior to the completion of our going-private transaction on December 16, 2005, the members of the compensation committee were Thomas L. Kempner, Geraldine B. Laybourne, David Lee and James S. Marcus, none of whom were officers or employees of our company. On December 20, 2005, our compensation committee was reconstituted, and William Kennard (chairman), Stephen Gray and Amos Hostetter were appointed as the members of the compensation committee. None of the current compensation committee members is an officer or employee of our company.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our voting securities by:

•       each person who is known by us to beneficially own more than 5% of our voting securities;

•       each of our directors;

•       each of our Named Executive Officers in the Summary Compensation Table; and

•       all of our directors and executive officers as a group.

Unless otherwise indicated, the address of each person named in the table below is Insight Communications Company, Inc., 810 7th Avenue, New York, New York 10019, and each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned. The amounts and percentage of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

	Series A Voting Preferred Stock		Series B Voting Preferred Stock		Percent of Vote as a
Beneficial Owner	Number	%	Number	%	Single Class(1)
Sidney R. Knafel	398,591	47.0	—	—	29.1
Michael S. Willner	110,652	13.0	—	—	8.1
Dinni Jain	—	—	—	—	—
John Abbot	—	—	—	—	—
Christopher Slattery	—	—	—	—	—
Elliot Brecher	—	—	—	—	—
James A. Attwood, Jr.(2)	—	—	517,836	100.0	37.9
Michael J. Connelly(2)	—	—	517,836	100.0	37.9
Stephen C. Gray	—	—	—	—	—
Amos B. Hostetter, Jr.	—	—	—	—	—
William E. Kennard(2)	—	—	517,836	100.0	37.9
Geraldine B. Laybourne	—	—	—	—	—
The Carlyle Group affiliates(2)	—	—	517,836	100.0	37.9
Andrew G. Knafel, Joshua Rubenstein and William L. Scherlis, as trustees under Trusts F/B/O children of Sidney R. Knafel	339,702	40.0	—	—	24.9
All directors and executive officers as a group (12 persons)	509,243	60.0	—	—	37.2

(1)          Holders of Series A voting preferred stock and holders of Series B voting preferred stock are entitled to one vote per share. Holders of both series of preferred stock vote together as a single class on all matters presented for a vote, except as set forth in our amended and restated certificate of incorporation or as otherwise required by law.

(2)          Each of Messrs. Attwood, Connelly and Kennard is a managing director of The Carlyle Group, and as such may be deemed to beneficially own the shares held by its affiliates. Carlyle’s address is 520 Madison Avenue, New York, NY 10022.

The following table sets forth information with respect to the beneficial ownership of our non-voting equity securities by:

•       each of our directors;

•       each of our Named Executive Officers in the Summary Compensation Table; and

•       all of our directors and executive officers as a group.

The Series E and Series F non-voting common stock are subject to the vesting schedules and participation levels set forth in the respective award agreements.

	Series C Non-Voting Preferred Stock(1)		Series D Non-Voting Preferred Stock		Series E Non-Voting Common Stock		Series F Non-Voting Common Stock
Beneficial Owner	Number	%	Number	%	Number	%	Number	%
Sidney R. Knafel	3,903,132	29.2	—	—	281,250	7.7	22,500	24.8
Michael S. Willner	738,000	5.5	—	—	621,875	17.0	22,500	24.8
Dinni Jain	—	—	—	—	237,500	6.5	9,000	9.9
John Abbot	6,000	*	—	—	290,000	7.9	4,500	4.9
Christopher Slattery	—	—	—	—	25,000	*	2,700	3.0
Elliot Brecher	1,000	*	—	—	101,250	2.8	1,800	2.0
James A. Attwood, Jr.(2)	—	—	47,015,659	100.0%	—	—	—	—
Michael J. Connelly(2)	—	—	47,015,659	100.0%	—	—	—	—
Stephen C. Gray	—	—	—	—	10,370	*	—	—
Amos B. Hostetter, Jr.(3)	3,404,255	25.5	—	—	10,370	*	—	—
William E. Kennard (2)	—	—	47,015,659	100.0%	—	—	—	—
Geraldine B. Laybourne	—	—	—	—	10,370	*	—	—
All directors and executive officers as a group (12 persons)	8,052,387	60.2	47,015,659	100.0%	1,587,985	43.3	63,000	69.4

*                    Less than 1%.

(1)          Does not include shares issuable under deferred stock units to the extent they may not be settled within 60 days.

(2)          Represents shares held by affiliates of The Carlyle Group. Each of Messrs. Attwood, Connelly and Kennard is a managing director of Carlyle, and as such may be deemed to beneficially own the shares held by Carlyle’s affiliates.

(3)          Represents shares held by PH Investments, LLC, an entity affiliated with Mr. Hostetter.

Insight Midwest Partnership Split-Up Provisions

We own 50% of the outstanding partnership interests in Insight Midwest, L.P. The other 50% of Insight Midwest is owned by an indirect subsidiary of Comcast Corporation, an entity over which we have no control. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. The Insight Midwest partnership agreement provides that at any time after December 31, 2005 either partner has the right to commence a split-up process with respect to Insight Midwest, subject to a limited right of postponement held by the non-initiating partner. To date, neither partner has commenced the split-up process.

Item 13.                 Certain Relationships and Related Transactions

Insight Communications Company, L.P. (our wholly-owned subsidiary) owns 50% of the outstanding partnership interests in Insight Midwest, L.P. The other 50% of Insight Midwest is owned by an indirect subsidiary of Comcast Cable Holdings, LLC, which is a subsidiary of Comcast Corporation. Sidney Knafel, Michael Willner and Dinni Jain, who are each executive officers and directors of our company, are members of and collectively constitute a majority of Insight Midwest’s advisory committee. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets.

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $157.6 million for the year ended December 31, 2005. As of December 31, 2005, $29.9 million of accrued programming costs were due to affiliates of

Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

On December 16, 2005, PH Investments, LLC, an entity affiliated with Amos B. Hostetter, Jr., one of our directors, made a cash contribution to Insight Acquisition Corp. in the amount of $39,999,996.25 in connection with our going-private merger. Insight Acquisition Corp. issued to PH Investments 3,404,255 shares of its Class C preferred stock. Such shares were then, in the merger, automatically converted into a corresponding number of shares of our Series C non-voting preferred stock, which number of shares is equal to an approximately 5.6% ownership interest in our company. PH Investments received an investment fee from us in the amount of $400,000 in respect of its cash contribution.

James A. Attwood, Jr., Michael J. Connelly and William E. Kennard are affiliates of The Carlyle Group. Certain affiliates of Carlyle formed Insight Acquisition Corp. and, in connection with the going-private merger, contributed $552,439,171.61 to Insight Acquisition Corp. Insight Acquisition Corp. issued to affiliates of Carlyle 517,836 shares of its Class B preferred stock and 47,015,659 shares of its Class D preferred stock. Such shares were then, in the merger, automatically converted into a corresponding number of shares of our Series B voting preferred stock and Series D non-voting preferred stock. Carlyle received an investment fee from us in the amount of $17,373,020 in respect of its cash contribution. On December 16, 2005, we entered into a consulting agreement with affiliates of Carlyle for the payment to such affiliates of $1.5 million per year in the aggregate. Prorated for the period in 2005 following completion of the merger, we paid the Carlyle affiliates $60,000 in respect of the consulting fee.

Item 14.                 Principal Accountant Fees and Services

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

	2005	2004
	(in thousands)
Audit fees	$727	$769
Audit-related fees	156	—
Tax fees	364	118
All other fees	61	—
Total	$1,308	$887

Audit fees include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, assistance with and review of documents filed with the Securities and Exchange Commission,  comfort letters and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Audit-related fees consist of going-private transaction-related costs. Tax fees include tax compliance and tax consultations. All other fees primarily include support and advisory services related to the Company’s 401(k) plan.

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm
—Internal Control over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm
—Financial Statements	F-2
Insight Communications Company, Inc.
Consolidated Balance Sheets as of
December 31, 2005 and 2004	F-3
Insight Communications Company, Inc.
Consolidated Statements of Operations
for the years ended December 31, 2005,
2004 and 2003	F-4
Insight Communications Company, Inc.
Consolidated Statements of Changes in
Stockholders’ Equity for the years ended
December 31, 2005, 2004 and 2003	F-5
Insight Communications Company, Inc.
Consolidated Statements of Cash Flows
for the years ended December 31, 2005,
2004 and 2003	F-6
Insight Communications Company, Inc.
Notes to Consolidated Financial
Statements	F-7

(b)         Exhibits:

Exhibit Number	Exhibit Description
2	Agreement and Plan of Merger, dated as of July 28, 2005, between Registrant and Insight Acquisition Corp.(1)
3(i)	Amended and Restated Certificate of Incorporation of Registrant(2)
3(ii)	By-laws of Registrant(2)
10.1*	1999 Equity Incentive Plan of Registrant(3)
10.1A*	Form of Deferred Stock Award Agreement
10.1B*	Form of Amendment to Deferred Stock Award Agreement, dated December 16, 2005
10.2*	2005 Stock Incentive Plan of Registrant(2)
10.2A*	Form of Subscription Agreement for E Shares(2)
10.2B*	Form of Subscription Agreement for F Shares(2)
10.3

Amended and Restated Credit Agreement, dated as of August 26, 2003, among Insight Midwest Holdings, LLC, several banks and financial institutions or entities, and The Bank of New York, as administrative agent (“Credit Agreement”)(4)

10.3A	Additional Term Loan Supplement to Credit Agreement, dated August 26, 2003(4)
10.3B	Amendment No. 1, dated as of July 14, 2005, and Form of Additional Term Loan Supplement to Credit Agreement(5)
10.4	Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 200(6)
10.5

Amended and Restated Management Agreement by and between Insight Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999(7)

10.6	First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.(6)
10.7	Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of October 1, 1999(6)
10.8	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001(6)
10.9	Management Agreement by and between Insight Kentucky Partners II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999(7)
10.10	Amended and Restated Operating Agreement of Insight Communications of Central Ohio, LLC, dated as of September 29, 2003(4)
10.11	Management Agreement by and between Insight Communications of Central Ohio, LLC and Insight Communications Company, L.P., dated as of September 29, 2003(4)
10.12	Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated January 5, 2001(8)

10.12A	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002(9)
10.13	Indenture relating to 9¾% senior notes of Insight Midwest, L.P. and Insight Capital, Inc., dated as of October 1, 1999(10)
10.13A	First Supplemental Indenture, dated as of January 14, 2004, relating to 9¾% senior notes(11)
10.14	Indenture relating to 10½% senior notes of Insight Midwest, L.P. and Insight Capital, Inc., dated as of November 6, 2000(6)
10.14A	First Supplemental Indenture, dated as of January 14, 2004, relating to 10½% senior notes(11)
10.15	Indenture relating to 12.25% senior discount notes of Registrant, dated as of February 6, 2001(6)
10.15A	First Supplemental Indenture, dated as of January 14, 2004, relating to 12.25% senior discount notes (11)
10.16	Promissory Note, dated March 28, 2002, made by Insight Midwest, L.P. to the Registrant(12)
10.17	Purchase Agreement, dated July 2, 2004, between Insight Midwest Holdings, LLC and Comcast Cable Holdings, LLC and certain of its affiliates(13)
10.18	Transition and Termination Agreement, dated as of July 22, 2004, between Comcast of Montana/Indiana/Kentucky/Utah and Insight Communications Company, L.P.(14)
10.19	Form of Exchange Agreement between Registrant and certain employees(12)
10.20

Purchase Agreement, dated as of August 26, 2003, among Coaxial Communications of Central Ohio, Inc., Insight Communications of Central Ohio, LLC, Insight Holdings of Ohio, LLC, Insight Communications Company, L.P., Insight Communications Company, Inc., Coaxial LLC, Coaxial DJM LLC, Coaxial DSM LLC, Barry Silverstein, Dennis J. McGillicuddy, and D. Stevens McVoy(4)

10.21*	Employment agreement with Michael S. Willner, dated December 16, 2005(2)
10.22

Securityholders Agreement, dated as of December 16, 2005, among The Carlyle Group, the Registrant, those individuals identified as Continuing Investor Securityholders, Continuing Investor Holding Company, LLC and PH Investments(2)

10.23	Consulting Agreement, dated as of December 16, 2005 between Registrant and affiliates of The Carlyle Group
14	Code of Ethics(11)
21	Subsidiaries of the Registrant(12)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of Insight Communications Company, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Insight Communications Company, Inc.
32	Section 1350 Certifications

*                    Management contract or compensatory plan or arrangement.

(1)          Filed as an exhibit to Amendment No. 1 to the Schedule 13D filed by Messrs. Sidney R. Knafel, Michael S. Willner, etc. on July 29, 2005 and incorporated herein by reference.

(2)          Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated December 16, 2005, and incorporated herein by reference.

(3)          Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period  ended March 31, 2005 and incorporated herein by reference.

(4)          Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference.

(5)          Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 and incorporated herein by reference.

(6)          Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(7)          Filed as an exhibit to the Registration Statement on Form S-4 of Insight Midwest, L.P. and Insight Capital, Inc. (Registration No. 333- 33540) and incorporated herein by reference.

(8)          Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 5, 2001, and incorporated herein by reference.

(9)          Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 and incorporated herein by reference.

(10)   Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(11)   Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(12)   Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(13)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.

(14)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Insight Communications Company, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting appearing under Item 9A, that Insight Communications Company, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 10, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Insight Communications Company, Inc.

We have audited the accompanying consolidated balance sheets of Insight Communications Company, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insight Communications Company, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insight Communications Company, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

March 10, 2006

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31, 2005	December 31, 2004
Assets
Cash and cash equivalents	$29,782	$100,144
Investments	5,901	5,053
Trade accounts receivable, net of allowance for doubtful accounts of $1,079 and $1,050 as of December 31, 2005 and 2004	27,261	31,355
Launch funds receivable	974	2,749
Prepaid expenses and other assets	9,645	11,343
Total current assets	73,563	150,644
Fixed assets, net	1,130,705	1,154,251
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $24,302 and $18,892 as December 31, 2005 and 2004	24,220	27,896
Other non-current assets	2,287	2,692
Total assets	$3,665,164	$3,769,872
Liabilities and stockholders’ equity
Accounts payable	$42,333	$31,886
Accrued expenses and other current liabilities	45,413	40,838
Accrued property taxes	12,921	13,049
Accrued programming costs (inclusive of $29,878 and $36,838 due to related parties as of December 31, 2005 and 2004)	43,705	51,329
Deferred revenue	4,978	8,996
Interest payable	20,459	20,643
Debt—current portion	83,500	83,500
Total current liabilities	253,309	250,241
Deferred revenue	1,499	2,904
Debt	2,676,418	2,724,063
Other non-current liabilities	2,382	1,331
Minority interest	251,011	245,523
Stockholders’ equity:
Common stock, $.01 par value:
Class A—300,000,000 shares authorized; 0 and 50,912,910 shares issued and outstanding as of December 31, 2005 and 2004	—	509
Class B—100,000,000 shares authorized; 0 and 8,489,454 shares issued and outstanding as of December 31, 2005 and 2004	—	85
Voting preferred stock, $.01 par value:
Series A—1,000,000 shares authorized; 848,945 and 0 shares issued and outstanding as of December 31, 2005 and 2004	8	—
Series B—1,000,000 shares authorized; 517,836 and 0 shares issued and outstanding as of December 31, 2005 and 2004	5	—
Non-voting preferred stock, $.01 par value:
Series C—15,000,000 shares authorized; 13,364,693 and 0 shares issued and outstanding as of December 31, 2005 and 2004	134	—
Series D—50,000,000 shares authorized; 47,015,659 and 0 shares issued and outstanding as of December 31, 2005 and 2004	470	—
Non-voting common stock, $.01 par value:
Series E—5,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2005 and 2004	—	—
Series F—100,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2005 and 2004	—	—
Voting common stock, $.01 par value:
Series G—10,000,000 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2005 and 2004	—	—
Additional paid-in-capital	829,337	813,853
Accumulated deficit	(345,199)	(260,270)
Deferred stock compensation	(4,210)	(8,689)
Accumulated other comprehensive income	—	322
Total stockholders’ equity	480,545	545,810
Total liabilities and stockholders’ equity	$3,665,164	$3,769,872

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Revenue	$1,117,681	$1,002,456	$902,592
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $157,643, $150,956 and $142,387 of programming expense incurred through related parties during December 2005, 2004 and 2003)	380,277	342,636	327,505
Selling, general and administrative	269,446	227,774	187,983
Transaction-related costs	61,972	—	—
Stock-based compensation	17,368	4,438	1,729
Depreciation and amortization	247,039	239,123	230,031
Total operating costs and expenses	976,102	813,971	747,248
Operating income	141,579	188,485	155,344
Other income (expense):
Gain on cable system exchange	—	—	27,134
Interest expense	(226,956)	(201,450)	(206,031)
Interest income	2,895	749	1,433
Other	3,541	(3,388)	(31)
Total other expense, net	(220,520)	(204,089)	(177,495)
Loss before minority interest, investment activity, extinguishments of obligations, gain on contract settlement, income taxes and extraordinary item	(78,941)	(15,604)	(22,151)
Minority interest expense	(5,488)	(14,023)	(7,936)
Loss from early extinguishments of debt	—	—	(10,879)
Loss on settlement of put obligation	—	—	(12,169)
Gain on settlement of programming contract	—	—	37,742
Impairment write-down of investments	—	—	(1,500)
Loss before income taxes and extraordinary item	(84,429)	(29,627)	(16,893)
Benefit (provision) for income taxes	(500)	201	2,702
Loss before extraordinary item	(84,929)	(29,426)	(14,191)
Extraordinary item, net of tax	—	15,627	—
Loss before preferred interests	(84,929)	(13,799)	(14,191)
Accrual of preferred interests	—	—	(10,353)
Net loss	$(84,929)	$(13,799)	$(24,544)

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2002	$600	$—	$829,873	$(232,280)	$(5,882)	$(5,256)	$587,055
Net loss				(14,191)			(14,191)
Unrealized gain on investments						1,564	1,564
Realized gain on investments						(578)	(578)
Unrealized gain on interest rate swaps						4,247	4,247
Total comprehensive loss							(8,958)
Issuance of stock to 401(k) plan	1		1,677				1,678
Issuance of restricted stock	2		4,821		(4,823)		—
Issuance of stock through exercise of stock options and stock compensation			285		(31)		254
Retirement of stock acquired through the purchase of Coaxial	(8)		(8,336)				(8,344)
Contribution of Coaxial to Midwest Holdings			1,240				1,240
Retirement of put obligation			(7,100)				(7,100)
Accrual of preferred interests			(10,353)				(10,353)
Mark-to-market non-cash compensation			4,493		(4,493)		—
Amortization of non-cash compensation					1,647		1,647
Balance at December 31, 2003	595	—	816,600	(246,471)	(13,582)	(23)	557,119
Net loss				(13,799)			(13,799)
Unrealized loss on investments						(279)	(279)
Realized gain on investments						(386)	(386)
Unrealized gain on interest rate swaps						1,010	1,010
Total comprehensive loss							(13,454)
Issuance of stock to 401(k) plan	1		1,309				1,310
Issuance of restricted stock	1		766		(767)		—
Issuance of stock through stock compensation and exercise of stock options			74		32		106
Acquisition of stock in satisfaction of employee loans	(3)		(3,660)				(3,663)
Mark-to-market non-cash compensation			(1,236)		4,398		3,162
Amortization of non-cash compensation					1,230		1,230
Balance at December 31, 2004	594	—	813,853	(260,270)	(8,689)	322	545,810
Net loss				(84,929)			(84,929)
Realized gain on investments						(448)	(448)
Unrealized gain on investments						126	126
Total comprehensive loss							(85,251)
Issuance of stock to 401(k) plan	2		2,563				2,565
Issuance of deferred stock units			2,322		(2,322)		—
Issuance of restricted stock	8		9,661		(9,669)		—
Issuance of stock through stock compensation and exercise of stock options			63		(15)		48
Cancellation of restricted stock	(2)		(1,933)		1,935		—
Mark-to-market non-cash compensation			2,455		984		3,439
Amortization of non-cash compensation					3,883		3,883
Going-private transaction adjustments	(602)	617	353		9,683		10,051
Balance at December 31, 2005	$—	$617	$829,337	$(345,199)	$(4,210)	$—	$480,545

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

Consolidated Statements OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net loss	$(84,929)	$(13,799)	$(14,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	247,039	239,123	230,031
Stock-based compensation	17,368	4,438	1,729
Non-cash consulting expense	45	60	60
Impairment of investments	—	—	1,500
Gain on sale of investments	(448)	(386)	(578)
Loss (gain) on interest rate swaps	(2,078)	(36)	2,114
Loss on early extinguishments of debt	—	127	2,616
Settlement of put obligation	—	—	(7,100)
Gain on settlement of programming contract	—	—	(34,819)
Gain on cable systems exchange	—	—	(27,134)
Minority interest	5,488	14,023	7,936
Provision for losses on trade accounts receivable	17,619	18,301	13,366
Contribution of stock to 401(k) Plan	2,565	1,309	1,678
Amortization of note discount	38,755	34,931	33,118
Deferred income taxes	—	(701)	(2,952)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(13,525)	(20,343)	(16,954)
Launch funds receivable	1,775	6,672	(4,224)
Prepaid expenses and other assets	2,238	6,011	(1,219)
Accounts payable	10,447	1,469	(16,803)
Accrued expenses and other liabilities	(8,786)	(1,285)	29,614
Net cash provided by operating activities	233,573	289,914	197,788
Investing activities:
Purchase of fixed assets	(220,102)	(174,096)	(196,658)
Sale of fixed assets	2,113	1,913	—
Purchase of intangible assets	—	(107)	(889)
Purchase of investments	(1,801)	(1,856)	(1,347)
Sale of investments	1,079	602	999
Purchase of Coaxial interests	—	—	(10,321)
Purchase of cable television systems, net	—	—	(26,475)
Net cash used in investing activities	(218,711)	(173,544)	(234,691)
Financing activities:
Distributions of preferred interests	—	—	(11,554)
Net proceeds from borrowings under credit facility	—	—	118,000
Repayment of credit facilities	(83,500)	(68,250)	(25,000)
Repayment of debt	—	(8,134)	(195,869)
Proceeds from issuance of notes	—	—	141,375
Debt issuance costs	(1,733)	(14)	(4,842)
Proceeds from the cancellation and conversion of common stock	9	—	—
Proceeds from exercise of stock options	—	—	115
Net cash provided by (used in) financing activities	(85,224)	(76,398)	22,225
Net change in cash and cash equivalents	(70,362)	39,972	(14,678)
Cash and cash equivalents, beginning of year	100,144	60,172	74,850
Cash and cash equivalents, end of year	$29,782	$100,144	$60,172

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of December 31, 2005.

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

On July 28, 2005, we entered into a definitive merger agreement (“the merger”) with Insight Acquisition Corp., an entity organized by affiliates of The Carlyle Group in order to effect the transactions contemplated by the merger agreement. Pursuant to the terms of the merger agreement, on December 16, 2005, Insight Acquisition Corp. merged with and into us, and we are the surviving entity. As of the effective time of the merger, our public shareholders (other than stockholders that are continuing as investors in the surviving corporation and stockholders who demanded appraisal rights) had no further ownership interest in us. Instead, the shares of common stock of such holders were converted into the right to receive $11.75 in cash per share. As a result of the merger, our common stock is no longer publicly traded.

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

Revenue Recognition

Revenue is earned from customer fees for cable television programming services including premium, digital and pay-per-view services and ancillary services, such as rental of converters, remote control devices, and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, telephone services, commissions for products sold through home shopping networks, and management fees. Revenue is recorded in the month the related services are rendered. Fees received for activation of telephone services are amortized over the customer relationship period for the years ended December 31, 2004 and 2003. (See Note 14 “Related Party Transactions”).

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

Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts of our cash equivalents approximate their fair values.

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

Fixed Assets

Fixed assets are stated at cost and include costs capitalized for labor and overhead incurred in connection with the construction of cable system infrastructures, including those providing high-speed Internet and the delivery of telephone services. In addition, we capitalize labor, material costs and overhead associated with installations related to new services on customer premises. Depreciation for buildings, cable system equipment, furniture, fixtures and office equipment is calculated using the straight-line method over estimated useful lives ranging from 2 to 30 years. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining term of the leases or the estimated life of the improvements.

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted future cash flows generated from such assets, an impairment loss would be recognized for the amount that the asset’s carrying value exceeds its fair value. We believe that no impairment of fixed assets existed as of December 31, 2005 or 2004.

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

Additionally, during September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all intangible assets and does not permit goodwill to be included in franchise assets. In connection with adopting SFAS No. 142 and Topic D-108 and based on guidance from EITF Issue No. 02-7, we performed an impairment assessment using an independent third-party appraiser for the three asset groups identified. The Company determined that, as of December 31, 2005 and 2004, there had been no impairment to our franchise costs.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred in securing bank loans and other sources of financing. These costs are amortized over the life of the applicable debt. For the years ended December 31, 2005, 2004 and 2003, we recorded amortization expense of $5.4 million, $5.4 million and $4.8 million.

Stock-Based Compensation

Pursuant to SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, we have elected to continue to account for employee stock-based compensation under Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended.

Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the amount an option holder must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price at the date of grant over the vesting period. (See Note 11 “Stock Option Plan and Other Stock Based Compensation”).

Comprehensive Income (Loss)

We own certain investments that are classified as available-for-sale and reported at market value, with net unrealized gains and losses recorded as components of comprehensive income (loss). Additionally, we record the effective portion of certain derivatives’ net unrealized gains as components of comprehensive income (loss). Comprehensive income (loss) is presented in the accompanying consolidated statements of changes in stockholders’ equity. The cumulative amount of comprehensive income (loss) is presented in the accompanying consolidated balance sheets as accumulated other comprehensive income.

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

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred. Marketing and promotional expenses, net of marketing support (recorded as a reduction to marketing expense), for the years ended December 31, 2005, 2004 and 2003 were $32.2 million, $21.6 million and $10.5 million.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005. In addition, SFAS No. 123(R) will cause unrecognized expense related to previously issued options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123(R) in our first quarter of 2006. The FASB has concluded that companies may adopt the new standard in one of two ways: the modified prospective transition method and the modified retrospective transition method. Under the modified retrospective transition method, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The modified prospective transition method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the fiscal period of adoption of SFAS No. 123R, while the retrospective method would record compensation expense for all unvested stock options and share awards beginning with the fiscal period retroactively adjusted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations (an Interpretation of SFAS No. 143)”. This Interpretation provides clarification with respect to the timing of liability recognition for legal obligations associated with the retirement of long-lived assets when the timing and/or method of settlement of the obligation is conditional on a future event. This Interpretation requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. FIN 47 is effective for fiscal years ending after December 2005. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

corrections of errors made in fiscal years beginning in 2006. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

Reclassifications

Reclassifications have been made to the prior years’ financial statements to conform to those classifications used in 2005.

3.   Insight Midwest

In September 1999, Insight Midwest was formed to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with AT&T Broadband (now known as Comcast Cable). As of December 31, 2005, Insight Midwest was comprised of systems located in Indiana, Kentucky, Ohio and Illinois.

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

Ohio Systems

On August 21, 1998, Insight LP and Coaxial Communications of Central Ohio, Inc. (“Coaxial”) entered into a contribution agreement pursuant to which Coaxial contributed to Insight Ohio substantially all of the assets and liabilities of its cable television systems located in Columbus, Ohio.

On September 29, 2003, we retired all remaining Ohio obligations, comprised of Senior Notes and Senior Discount Notes, through our refinancing of the Insight Midwest Holdings Credit Facility. Insight Ohio is now a restricted subsidiary under the terms of our indentures. We recorded a loss of $10.9 million on the extinguishment of these obligations as a result of call premiums and the write-off of deferred financing costs.

4.   Investments

Insight Interactive and Liberate Technologies

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Investments (Continued)

On March 3, 2000, pursuant to a merger of the joint venture with a subsidiary of Liberate Technologies (“Liberate”), Insight Interactive sold all of its VirtualModem assets in exchange for the issuance to each of Insight Cable Services and Source Media of 886,000 shares of Liberate common stock.

Insight Interactive continues to own and operate its programming assets, LocalSource and SourceGuide. In April 2005, Liberate sold its North American business to Double C Technologies, LLC, and in July 2005 sold its remaining business outside of North America to SeaChange International, Inc. On June 13, 2005, Liberate filed a complaint against Insight Interactive alleging Insight Interactive owes Liberate fees under a March 6, 2000 preferred content provider agreement. We believe that the claims are without merit and intend to defend the action vigorously.

In November 2003, we sold 295,000 shares of our Liberate stock. We received net proceeds of $988,000 and recorded a gain on the sale of $566,000, which has been included in other expense, net in our consolidated statements of operations. During January and February 2004, we sold a total of 150,000 shares of our Liberate stock. We received net proceeds of $595,000 and recorded a net gain on the sale of $381,000 that has been included in other expense, net in our consolidated statements of operations for the year ended December 31, 2004. In July and April 2005, we received special dividends of $0.15 and $2.10 per share on our 441,000 shares of Liberate stock. The total dividends received of $66,150 and $926,100 has been recorded as a decrease in our investment in Liberate. In November and December 2005, we sold the remaining shares of our Liberate investment. The cost basis of these shares was determined by using the specific identification method. We recorded a gain on these sales of $448,000, which has been included in other expense, net in our consolidated statements of operations. The carrying amount of our investment in Liberate was $0 and $953,000 as of December 31, 2005 and 2004.

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

Based on our on-going assessment of potential impairments in our investments in equity securities, as of December 31, 2003 we recorded impairment charges of $1.5 million related to our investment in AgileTV.

On May 11, 2005, we made an additional investment in AgileTV by purchasing shares of AgileTV’s Series B1 preferred stock and common stock for an aggregate purchase price of (i) approximately $900,000 in cash and (ii) approximately $300,000 in the form of conversion of an outstanding promissory note. We are accounting for our investment in AgileTV under the cost method. As of December 31, 2005 and December 31, 2004, our carrying value in this investment was $1.2 million and $300,000.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Investments (Continued)

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002 we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. The term of the carriage agreement expires on December 31, 2006. For the years ended December 31, 2005, 2004 and 2003, we paid Oxygen approximately $440,000, $0 and $0 for programming content. In addition, Oxygen paid us marketing support fees, which we record as a reduction of marketing expense, of approximately $40,000, $440,000 and $95,000 for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and December 31, 2004, our carrying value in this investment was $4.7 million and $3.8 million.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement calls for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. We and Oxygen are in the process of determining the fair market value of Oxygen shares and as of the date of this filing no shares have been delivered.

5.   Fixed Assets

	December 31,	December 31,
	2005	2004
	(in thousands)
Land, buildings and improvements	$41,042	$41,131
Cable system equipment	2,398,364	2,182,800
Furniture, fixtures and office equipment	21,352	20,073
	2,460,758	2,244,004
Less: accumulated depreciation and amortization	(1,330,053)	(1,089,753)
Total fixed assets, net	$1,130,705	$1,154,251

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $241.5 million, $233.8 million and $225.2 million.

6.   Debt

	December 31,	December 31,
	2005	2004
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,404,250	$1,487,750
Insight Midwest 9 3/4% Senior Notes	385,000	385,000
Insight Midwest 10 1/2% Senior Notes	630,000	630,000
Insight Inc. 12 1/4% Senior Discount Notes	350,000	350,000
	2,769,250	2,852,750
Net unamortized discount/premium on notes	(6,950)	(45,706)
Market value of interest rate swaps	(2,382)	519
Total debt	$2,759,918	$2,807,563

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Debt (Continued)

Insight Midwest Holdings $1.975 Billion Credit Facility

Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries and serves as borrower under a $1.975 billion credit facility. On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of December 31, 2005 and December 31, 2004, the balance of the $100.0 million loan, including accrued interest, was $139.1 million and $127.4 million.

On July 21, 2005 we completed a refinancing of the existing $1.1 billion Term B loan facility under the credit facility. This refinancing reduced the applicable margins for LIBOR rate borrowings from LIBOR plus 275 basis points to LIBOR plus 200 basis points and the applicable margin will be reduced an additional 25 basis points if the Midwest Holdings leverage ratio drops below 2.75. The maximum total leverage ratio covenant was reset from 3.75 to 4.50 on July 1, 2005 with step downs to 4.25 on July 1, 2006 and 4.00 on July 1, 2007. The facility was also amended to provide certain flexibility to refinance senior notes at Insight Midwest.

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

The Insight Midwest 9 3/4% Senior Notes became redeemable on or after October 1, 2004 and the 10 1/2% Senior Notes are redeemable on or after November 1, 2005. In addition, Insight Midwest can redeem up to 35% of the Insight Midwest 9 3/4% and 10 1/2% Senior Notes prior to October 1, 2002 and November 1, 2005, with the net proceeds from certain sales of Insight Midwest’s equity. Each holder of the Insight Midwest Senior Notes may require Insight Midwest to redeem all or part of that holder’s notes upon certain changes of control. The Insight Midwest Senior Notes are general unsecured obligations and are subordinate to all other liabilities of Insight Midwest, the amounts of which were $1.6 billion and $1.7 billion as of December 31, 2005 and 2004. The Insight Midwest Senior Notes contain certain financial and other debt covenants.

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

In December 2003, Insight Midwest completed a $130.0 million add-on offering under the 10 1/2% Senior Notes indenture. Insight Midwest received proceeds of $140.9 million, including $1.5 million of interest accruing from November 1, 2003 through the date of issuance that was repaid to holders of the bonds in the first semi-annual interest payment due on May 1, 2004 and a bond premium of $11.4 million that is being amortized through November 2010 and net of an underwriting fee of $2.0 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility. Since this additional add-on offering occurred under the 10 1/2% Senior Notes indenture, these additional debt securities and the 10 1/2% Senior Notes are considered a single series of senior notes with identical terms.

In July 2004, Insight Midwest completed an exchange offer pursuant to which the $130.0 million 10 1/2% Senior Notes issued in December 2003 were exchanged for substantially identical notes registered under the Securities Act of 1933.

Insight Inc. 12 1/4% Senior Discount Notes

In June 2004, we repurchased $10.0 million face amount of the 12 1/4% Senior Discount Notes at the then accreted value of $8.1 million for $8.9 million, resulting in a loss of $843,000, which includes the write-off of unamortized deferred financing costs of $127,000.

No cash interest on the discount notes accrued prior to February 15, 2006. Thereafter, cash interest on the discount notes began to accrue and is payable on February 15 and August 15 of each year, commencing August 15, 2006. The initial accreted value of the discount notes increased until February 15, 2006 such that the accreted value equaled the revised outstanding principal amount of $350.0 million on February 15, 2006.

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

6.   Debt (Continued)

Debt Principal Payments

As of December 31, 2005, the remaining principal payments required on our debt were as follows (in thousands):

2006	$83,500
2007	83,500
2008	104,750
2009	1,517,500
2010	630,000
Thereafter	350,000
Total	$2,769,250

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

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expired on November 1, 2005. We recorded a gain (loss) on these swaps of $2.1 million, $36,000 and ($2.1) million for the years ended December 31, 2005, 2004 and 2003, which is included in other income

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

7.   Derivative Instruments (Continued)

(expense). As of December 31, 2005 and 2004, we recorded $0 and $364,000 of interest payable related to these agreements. The cost, if terminated, of these agreements was $0 and $2.1 million as of December 31, 2005 and 2004.

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The fair value (cost if terminated) of this swap as of December 31, 2005 and 2004 was ($2.4) million and $519,000 and has been recorded in other non-current assets (liabilities) and as an adjustment to the carrying value of debt.

8.   Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31:

	2005	2004	2003
	(in thousands)
Interest	$188,216	$167,602	$169,704
Income taxes	$266	$271	$448

9.   Capital Stock

The following table represents the stock authorization levels for the various Classes and Series of stock authorized by us at December 31, 2005:

	Number of shares authorized	Number of shares issued as part of the merger
Voting preferred stock, $.01 par value:
Series A	1,000,000	848,945
Series B	1,000,000	517,836
Non-voting preferred stock, $.01 par value:
Series C	15,000,000	13,364,693
Series D	50,000,000	47,015,659
Non-voting common stock, $.01 par value:
Series E	5,000,000	—
Series F	100,000	—
Voting common stock, $.01 par value:
Series G	10,000,000	—

Common Stock

Pursuant to the merger, 46,835,659 shares of Insight’s former common stock have been cancelled and converted into the right to receive the $11.75 merger consideration. Additionally, a stockholder who holds

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

9.   Capital Stock (Continued)

180,000 restricted shares has demanded appraisal rights on these shares and as of December 31, 2005 these shares have not been cancelled.

Liquidation and Distribution Rights

At the effective time of the merger, our certificate of incorporation was amended and restated in its entirety to provide for our capitalization, as the surviving corporation following the merger, and other terms applicable to the post-merger period. Among other provisions, our amended and restated certificate of incorporation provides that upon any liquidation of the corporation, the cash and other assets of the corporation available for distribution would be distributed to our stockholders as follows:

•       First, the assets will be distributed 100% to holders of the Series A Voting Preferred Stock and the Series B Voting Preferred Stock on a pro rata basis until each share of the Series A Voting Preferred Stock and each share of the Series B Voting Preferred Stock shall have received an aggregate amount (including any amounts distributed on such shares prior to liquidation) equal to $0.01.

•       Second, remaining assets will be distributed 100% to holders of the Series C Non-Voting Preferred Stock and the Series D Non-Voting Preferred Stock on a pro rata basis until each share of the Series C Non-Voting Preferred Stock and the Series D Non-Voting Preferred Stock shall have received an aggregate amount (including any amounts distributed on such shares prior to liquidation) equal to $11.75.

•       Third, remaining assets will be distributed 100% to holders of the Series C Non-Voting Preferred Stock and the Series D Non-Voting Preferred Stock and, as of and following such time as such distributions reach certain levels that cause participation levels for particular shares of the Series E Non-Voting Common Stock to be achieved, to holders of such shares of the Series E Non-Voting Common Stock for which participation levels have been achieved, in proportion to the number of such shares held by each holder, until the Series D Non-Voting Preferred Stock has received an internal rate of return on capital invested therein equal to 10% per annum, compounded annually.

•       Fourth, 95% of the remaining assets will be distributed to holders of the Series C Non-Voting Preferred Stock and the Series D Non-Voting Preferred Stock and, as of and following such time as such distributions reach certain levels that cause participation levels for particular shares of the Series E Non-Voting Common Stock to be achieved, to holders of such shares of the Series E Non-Voting Common Stock for which participation levels have been achieved, in proportion to the number of such shares held by each holder, and 5% to holders of the Series F Non-Voting Common Stock in proportion to the number of such shares held by each holder, until the Series D Non-Voting Preferred Stock has received an internal rate of return on capital invested therein equal to 15% per annum, compounded annually.

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

9.   Capital Stock (Continued)

•       Fifth, 90% of the remaining assets will be distributed to holders of the Series C Non-Voting Preferred Stock and the Series D Non-Voting Preferred Stock and, as of and following such time as such distributions reach certain levels that cause participation levels for particular shares of the Series E Non-Voting Common Stock to be achieved, to holders of such shares of the Series E Non-Voting Common Stock for which participation levels have been achieved, in proportion to the number of such shares held by each holder, and 10% to holders of the Series F Non-Voting Common Stock, in proportion to the number of such shares held by each holder, until the Series D Non-Voting Preferred Stock has received an internal rate of return on capital invested therein equal to 20% per annum, compounded annually.

•       Sixth, 85% of the remaining assets will be distributed to holders of the Series C Non-Voting Preferred Stock and the Series D Non-Voting Preferred Stock and, as of and following such time as such distributions reach certain levels that cause participation levels for particular shares of the Series E Non-Voting Common Stock to be achieved, to holders of such shares of the Series E Non-Voting Common Stock for which participation levels have been achieved, in proportion to the number of such shares held by each holder, and 15% to holders of the Series F Non-Voting Common Stock, in proportion to the number of such shares held by each holder, until the Series D Non-Voting Preferred Stock has received an internal rate of return on capital invested therein equal to 25% per annum, compounded annually.

•       Thereafter, 75% of the remaining assets will be distributed to holders of the Series C Non-Voting Preferred Stock and the Series D Non-Voting Preferred Stock and, as of and following such time as such distributions reach certain levels that cause participation levels for particular shares of the Series E Non-Voting Common Stock to be achieved, to holders of such shares of the Series E Non-Voting Common Stock for which participation levels have been achieved, in proportion to the number of such shares held by each holder, and 25% to holders of the Series F Non-Voting Common Stock in proportion to the number of such shares held by each holder.

Distributions other than upon liquidation will be made in accordance with the first three distribution priorities above, but no cash or other assets may be distributed in excess of the amount that would complete the distributions contemplated by such priorities without the consent of a majority in interest of the holders of the Series F Non-Voting Common Stock. If such consent is granted, additional distributions will continue to be made as specified in the third priority notwithstanding that they would increase the internal rate of return beyond 10%, provided that distributions made thereafter upon a liquidation will be adjusted to cause the aggregate distributions to conform to the complete order of priority set forth above.

10.   Income Taxes

For the years ended December 31, 2005, 2004 and 2003, we recorded a deferred tax benefit of $0, $0.7, and $3.0 million. In addition, for the tax years ended December 31, 2005, 2004 and 2003, we recorded a current tax expense related to state and local taxes of approximately $500,000, $500,000 and $300,000. Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

10.   Income Taxes (Continued)

Significant components of our deferred tax assets and liabilities consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$287,773	$267,032
Unrealized loss on investments	7,134	8,069
Deferred interest expense	62,504	47,712
Interest rate hedges	—	—
Capital loss	8,497	7,613
Other	239	98
Gross deferred tax asset	366,147	330,524
Valuation allowance	(284,490)	(251,188)
Net deferred tax asset	81,657	79,336
Deferred tax liabilities:
Depreciation and amortization	4,825	5,730
Partnership investment	76,832	73,606
Gross deferred tax liability	81,657	79,336
Net deferred tax liability	$—	$—

We have provided a full valuation allowance on our deferred tax asset, consisting primarily of net operating loss carryforwards and unrealized losses on investments, due to the uncertainty regarding our realization of such assets in the future. The increase in the valuation allowance on the deferred tax asset for the year ended December 31, 2005 was $33.3 million.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Benefit at federal statutory rate	$(29,550)	$(4,900)	$(5,743)
State and local taxes	500	500	(1,473)
Expenses not deductible for U.S. tax purposes	33	36	85
Preferred interest accrual	—	—	(3,520)
Disallowed interest expense	922	933	810
Disallowed compensation deduction	6,390	1,553	—
Capitalized privatization costs	18,331	—	—
Tax effect of interest rate swaps	—	(701)	(2,952)
Loss for which no benefit was received	3,874	2,378	10,091
Income tax (benefit) provision	$500	$(201)	$(2,702)

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

10.   Income Taxes (Continued)

As of December 31, 2005, we had a net operating loss carry-forward of $701.9 million for U.S. federal income tax purposes. Our net operating loss began accumulating effective July 26, 1999, the date of our initial public offering. The net operating loss will expire in the years 2019 through 2025.

11.   Stock Option Plan and Other Stock Based Compensation

1999 Equity Incentive Plan

Our 1999 Equity Incentive Plan (the “Plan”) provided for the grant of incentive stock options, nonqualified stock options and restricted stock, as well as other awards such as performance units, performance shares, deferred stock, dividend equivalents and other stock-based awards. The Plan remains in effect under which only the deferred stock units remain outstanding.

2005 Stock Incentive Plan

On December 16, 2005, concurrently with the merger, our Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan the Board has the authority to grant awards of shares of its non-voting common stock to officers, employees and directors. A total of 3,666,887 shares of Series E Non-Voting Common Stock and 100,000 shares of Series F Non-Voting Common Stock are available for issuance under the 2005 Plan. Shares under the 2005 Plan require the execution of a subscription agreement.

On December 16, 2005, the Board authorized the issuance of 3,666,887 shares of Series E Non-Voting Common Stock and 45,000 shares of Series F Non-Voting Common Stock. These Series E and Series F shares were issued on January 20, 2006.

Stock Options

On November 7, 2003, we commenced an offer to exchange certain outstanding stock options granted under the Plan. The offer, available to all employees, provided the opportunity to tender to us all of their outstanding, unexercised options that have an exercise price greater than or equal to $17.00 per share to purchase our common stock in exchange for grants of replacement options. Those employees who held stock options with exercise prices between $17.00 and $23.99 received 3 new options for every 4 tendered. Those employees who held stock options with exercise prices $24.00 or greater received 1 option for every 2 tendered. The number of options eligible for exchange under this program was 2,852,932. Based on the election of eligible employees, we canceled 2,802,314 options on December 9, 2003 and granted 1,612,424 replacement options on June 14, 2004 with an exercise price of $9.12, the closing price on the date of grant.

As of the effective time of the merger, each option to purchase Insight common stock (whether vested or unvested) outstanding immediately prior to the effective time of the merger was canceled in exchange for the right to receive a cash payment equal to the product of (A) the excess, if any, of (i) $11.75, over (ii) the per share exercise price of the stock option, multiplied by (B) the number of shares of Insight common stock covered by the stock option.

We have excluded all disclosures of option activity, options outstanding, options exercisable and weighted average exercise prices as we believe that the presentation of this information would not be meaningful to the reader of the financial statements because as of the effective time of the merger our

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

11.   Stock Option Plan and Other Stock Based Compensation (Continued)

common stock is not publicly traded, all of our options have been canceled and other equity interests have been converted into similar rights in the surviving corporation.

Pursuant to SFAS No. 123, we had, prior to the merger, elected to continue to account for employee stock-based compensation under APB Opinion No. 25, using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted to employees under the Plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123 had been applied to each of the years ended December 31, 2005, 2004 and 2003. These results take into effect the cancellation of all of our options in the going-private transaction. The following assumptions were used in determining the fair values: weighted average risk-free interest rate—4.05% (2005), 4.10% (2004) and 3.50% (2003); stock price volatility of 50% in all years; dividend yield of 0% in all years; and expected option life of seven years in all years (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net loss as reported	$(84,929)	$(13,799)	$(24,544)
Add: Stock-based compensation as reported, net of tax	17,368	4,497	1,707
Deduct: Stock-based compensation determined under fair value based method for all awards (SFAS No. 123), net of tax	(42,954)	(9,887)	(831)
Adjusted net loss	$(110,515)	$(19,189)	$(23,668)

Other Stock Based Compensation

Restricted Stock

In 2005, 2004 and 2003, we issued to employees 828,141, 90,000 and 150,000 shares of common stock in the form of restricted stock. The restricted stock provided for vesting over a five-year period and were issued in the name of the employee on the date of grant and held by us until the shares vested. We recorded stock based compensation expense of $3.1 million, $471,000 and $39,000, which was being amortized on a straight-line basis over the vesting term.

At the effective time of the merger, pursuant to the merger agreement, we waived the transferability restrictions and/or the vesting conditions applicable to all restricted shares, and except for such shares that continued as shares of the surviving corporation, such shares became entitled to receive $11.75 in cash per share.

Deferred Stock Units

In 2005, 2004 and 2003, we issued to employees 215,500, 0 and 338,000 shares of deferred stock units. The deferred stock units vest over a five-year period and were issued in the name of the employee on the date of grant. We recorded stock based compensation expense of $786,000, $726,000 and $81,000, which was being amortized on a straight-line basis over the vesting term.

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

11.   Stock Option Plan and Other Stock Based Compensation (Continued)

At the effective time of the merger, we adjusted each of the deferred stock unit agreements so that, upon delivery at the end of the deferral period, the holder of each deferred stock unit will be entitled to receive one share of Series C Non-Voting Preferred Stock of the surviving corporation for each share of Insight Class A common stock that the holder otherwise would have been entitled to receive prior to the adjustment. We also amended the agreements evidencing the deferred stock units to provide that the deferral period will end on the earlier of a change of control or prior thereto upon the later to occur of December 16, 2010 or the employee’s termination of employment. Any deferred stock units that remained unvested at the effective time of the merger will continue to vest according to the schedule set forth in the applicable agreement evidencing the grant of such deferred stock units.

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

As of December 31, 2004, each of the individuals with a loan obligation accepted the offer and surrendered an aggregate of 395,210 shares of common stock in repayment of $3.7 million (based on the closing price of our Class A common stock on such date of $9.27 per share) of the aggregate $4.3 million of loans and accrued interest. The remaining balance of the loans were cancelled and recorded as compensation expense during the fourth quarter of 2004. On May 3, 2005, following shareholder approval of an amendment to our 1999 Equity Incentive Plan to increase the number of shares available thereunder for issuance, the employees and former employees were issued an aggregate of 825,641 shares of restricted stock referred to as “Loan Program Exchange Shares.”  The issuance of these Loan Program Exchange Shares were recorded during the three months ended June 30, 2005.

Holders of Loan Program Exchange Shares contributed a portion of their Loan Program Exchange Shares to Insight Acquisition Corp. and in connection with the merger received a corresponding number of shares of Series C non-voting preferred stock. As of the effective time of the merger, vesting conditions on the Loan Program Exchange Shares were waived.

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

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

12.   Financial Instruments (Continued)

Fair Value

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments:

Cash equivalents and accounts receivable:   The carrying amount reported in the consolidated balance sheets for cash equivalents and accounts receivable approximates fair value.

Debt:   The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates. The fair value of our Senior Notes and Senior Discount Notes are based on quoted market prices and are listed in the following table:

	Fair Value at December 31, 2005	Fair Value at December 31, 2004
	(in thousands)
Insight Midwest 9¾% Senior Notes	$394,600	$404,300
Insight Midwest 10½% Senior Notes	$659,100	$689,900
Insight Inc. 12¼% Senior Discount Notes	$365,300	$338,600

Interest rate swap agreements:  Interest rate swap agreements are recorded in our financial statements at fair value. The cost of such swap agreements was $2.4 million and $1.6 million as of December 31, 2005 and 2004.

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

As of December 31, 2005 and 2004 we had $251.0 million and $245.5 million of minority interest recorded in our balance sheet as temporary equity related to Insight Midwest. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS No. 150 as it applies to minority interests related to limited life entities consolidated in parent company financial statements. Although this application was deferred, the disclosure requirements of SFAS No. 150 still apply and, therefore, companies are required to disclose the estimated settlement value of these non-controlling interests.

The Insight Midwest partnership was formed in September 1999 to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with an indirect subsidiary of AT&T

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

13.   Minority and Preferred Interests (Continued)

Broadband (now known as Comcast Cable). The results of the partnership are included in our consolidated financial statements since we as general partner effectively control Insight Midwest’s operating and financial decisions. The partnership will continue until October 1, 2011 unless extended or terminated earlier in accordance with the provisions of the Insight Midwest partnership agreement.

Depending on the nature of a dissolution of the partnership, Insight Midwest will be required, in accordance with the partnership agreement, to either distribute to Comcast Cable some of its cable systems and liabilities equal to 50% of the net market value of the partnership or, in the event of a liquidation, an amount in cash equal to 50% of the net proceeds received. As of December 31, 2005, we estimated the settlement value of these minority interests to be between $930.3 million and $1.3 billion.

14.   Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. Effective July 31, 2004, the management agreement was terminated by mutual agreement. We recognized management fees in connection with this agreement of $0, $1.4 million and $2.4 million for the years ended December 31, 2005, 2004 and 2003.

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

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $157.6 million, $151.0 million and $142.4 million for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and 2004, $29.9 million and $36.8 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

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

Telephone Agreements

Prior to December 31, 2004, to facilitate delivery of telephone services, we were party to a joint operating agreement with Comcast Cable that allowed Insight Midwest to deliver to its residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, Insight Midwest leased certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $0, $8.5 million and $6.2 million for the years ended December 31, 2005, 2004 and 2003. In addition, Insight Midwest received additional payments related to certain services and support, including installations, marketing and billing. Fee revenue earned in connection with installations was deferred and amortized over the expected term a telephone customer was expected to maintain their telephone service, then estimated to be three years. Marketing and billing support revenue was recognized in the period such services were performed.

On December 31, 2004, we acquired the telephone business conducted by Comcast Cable in the markets served under our joint operating agreement and terminated the joint operating agreement. Subsequent to December 31, 2004, we no longer earn revenue from the services described above, but rather we record the continued amortization of installation fee revenue and revenues earned directly from our customers for providing telephone and telephone related services. Comcast Cable paid us approximately $13 million in cash and transferred to us certain assets and liabilities related to the telephone business. We recorded an extraordinary gain of $15.6 million in connection with the acquisition and settled amounts with Comcast Cable under our pre-existing joint operating agreement for $2.6 million, representing the net current liabilities owed to Comcast Cable. The acquisition was accounted for under the purchase method of accounting.

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with Comcast Cable, which provided for this affiliate to perform all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement.

We earned advertising revenues through this affiliate of $0, $13.5 million and $18.5 million for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and December 31, 2004, we had $0 and $1.1 million as a receivable due from this affiliate included in other current assets. Through September 26, 2004 we paid this affiliate a fixed and variable fee for providing this service based on

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

14.   Related Party Transactions (Continued)

advertising sales cash flow growth. As of December 31, 2005 and 2004, we had $0 and $38,500 recorded as payables to this affiliate related to such services.

15.   401(k) Plan

We sponsor a savings and investment 401(k) Plan for the benefit of our employees. All employees who have completed six months of employment and have attained age 18 are eligible to participate in the plan. We make matching contributions equal to 100% of the employee’s contribution excluding any such contributions in excess of 5% of the employee’s wages. Effective December 20, 2005, 100% of our matching contribution to the plan is in the form of cash. For the years ended December 31, 2005, 2004 and 2003, we matched contributions of $4.2 million, $3.6 million and $3.3 million.

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

Litigation

Between March 7 and March 15, 2005, five purported class action lawsuits were filed in the Delaware Court of Chancery naming Insight Communications Company, Inc. and each of its directors as defendants. Three of the lawsuits also named The Carlyle Group as a defendant. The cases were subsequently consolidated under the caption In Re Insight Communications Company, Inc. Shareholders Litigation (Civil Action No. 1154-N), and, on April 11, 2005, a Consolidated Amended Complaint (“Complaint”) was filed against each director and The Carlyle Group. The Complaint alleges, among other things, that the defendant directors breached their fiduciary duties to our stockholders in connection with a proposal from Sidney R. Knafel, Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of our outstanding, publicly-held Class A common stock. The Complaint also alleges that the proposed transaction violated our Charter and that The Carlyle Group aided and abetted the alleged fiduciary duty breaches. The Complaint seeks the certification of a class of our stockholders; a declaration that the proposed transaction violates our Charter; an injunction prohibiting the defendants from proceeding with the proposed transaction; rescission or other damages in the event the proposed transaction is consummated; an award of costs and disbursements including attorneys’ fees; and other relief.

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

16.   Commitments and Contingencies (Continued)

On July 28, 2005, the parties to the action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the litigation which, among other things, provides that the buyers shall proceed with the merger, subject to the terms and conditions of the merger agreement including the “majority of the minority” stockholder voting condition, and under which the defendants admit to no wrongdoing or fault. The memorandum of understanding contemplates certification of a plaintiff class consisting of all record and beneficial owners of our Class A common stock, other than the buyers, during the period beginning on and including March 6, 2005, through and including the date of the consummation of the merger, a dismissal of all claims with prejudice, and a release in favor of all defendants of any and all claims related to the merger. The proposed settlement is subject to a number of conditions, including consummation of the merger which closed on December 16, 2005, the plaintiffs’ approval of a definitive settlement agreement and final court approval of the settlement.

In April 2005, Acacia Media Technologies Corporation filed a lawsuit against us and others in the United States District Court for the Southern District of New York. The complaint alleges, among other things, infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving digital audio and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain products and services that we currently offer to subscribers. We believe that the claims are without merit and intend to defend the action vigorously. The final disposition of this claim is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, at this time the outcome of the litigation is impossible to predict, and no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We are subject to various legal proceedings that arise in the ordinary course of business. While it is impossible to determine with certainty the ultimate outcome of these matters, it is our opinion that the resolution of these matters will not have a material adverse affect on our consolidated financial condition.

Lease Agreements

We lease and sublease equipment and office space under various operating lease arrangements expiring through October 24, 2101. Future minimum rental payments required under such operating leases as of December 31, 2005 were (in thousands):

2006	$4,637
2007	3,486
2008	3,050
2009	2,169
2010	783
Thereafter	740
Total	$14,865

Rental expense on operating leases for the years ended December 31, 2005, 2004 and 2003 was $6.8 million, $5.6 million and $5.6 million.

INSIGHT COMMUNICATIONS COMPANY, INC.
Notes to Consolidated financial Statements (Continued)

17.   Quarterly Selected Financial Data (Unaudited)

	Three months ended				Year ended
2005	March 31	June 30	September 30	December 31	December 31, 2005
	(dollars in thousands)
Revenue	$269,327	$279,311	$278,986	$290,057	$1,117,681
Operating income (loss)	44,710	59,611	51,078	(13,820)	141,579
Net loss	$(8,342)	$(728)	$(7,375)	$(68,484)	$(84,929)

	Three months ended				Year ended
2004	March 31	June 30	September 30	December 31	December 31, 2004
	(dollars in thousands)
Revenue	$238,756	$250,638	$250,516	$262,546	$1,002,456
Operating income	41,394	46,095	44,714	56,282	188,485
Loss before extraordinary item	(6,817)	(7,527)	(5,447)	(9,638)	(29,426)
Extraordinary Gain	—	—	—	15,627	15,627
Net income (loss)	$(6,817)	$(7,527)	$(5,447)	$5,992	$(13,799)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insight Communications Company, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Insight Communications Company, Inc.
Date: March 16, 2006	By:	/s/ MICHAEL S. WILLNER
Michael S. Willner, Vice Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ SIDNEY R. KNAFEL	Chairman of the Board	March 16, 2006
Sidney R. Knafel
/s/ MICHAEL S. WILLNER	Vice Chairman, Chief Executive	March 16, 2006
Michael S. Willner	Officer and Director (Principal Executive Officer)
/s/ DINNI JAIN	President, Chief Operating	March 16, 2006
Dinni Jain	Officer and Director
/s/ JOHN ABBOT	Executive Vice President and Chief Financial	March 16, 2006
John Abbot	Officer (Principal Financial Officer)
/s/ DANIEL MANNINO	Senior Vice President and Controller	March 16, 2006
Daniel Mannino	(Principal Accounting Officer)
/s/ JAMES A. ATTWOOD, JR.	Director
James A. Attwood, Jr.		March 16, 2006
/s/ MICHAEL J. CONNELLY	Director
Michael J. Connelly		March 16, 2006
/s/ STEPHEN C. GRAY	Director
Stephen C. Gray		March 16, 2006
/s/ AMOS B. HOSTETTER, JR.	Director
Amos B. Hostetter, Jr.		March 16, 2006
/s/ WILLIAM E. KENNARD	Director
William E. Kennard		March 16, 2006
/s/ GERALDINE B. LAYBOURNE	Director
Geraldine B. Laybourne		March 16, 2006