Form 10-Q
period 2006-03-31
INSIGHT COMMUNICATIONS CO INC
filed 2006-05-10
CIK 1084421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.   Not Applicable

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	unaudited
Assets
Cash and cash equivalents	$37,883	$29,782
Investments	6,158	5,901
Trade accounts receivable, net of allowance for doubtful accounts of $998 and $1,079 as of March 31, 2006 and December 31, 2005	17,577	27,261
Launch funds receivable	587	974
Prepaid expenses and other current assets	12,131	9,645
Total current assets	74,336	73,563
Fixed assets, net	1,125,118	1,130,705
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $25,711 and $24,302 as of March 31, 2006 and December 31, 2005	22,815	24,220
Other non-current assets	2,488	2,287
Total assets	$3,659,146	$3,665,164
Liabilities and stockholders’ equity
Accounts payable	$34,241	$42,333
Accrued expenses and other current liabilities	39,472	45,413
Accrued property taxes	16,188	12,921
Accrued programming costs (inclusive of $29,877 and $29,878 due to related parties as of March 31, 2006 and December 31, 2005)	45,613	43,705
Deferred revenue	3,714	4,978
Interest payable	51,944	20,459
Debt—current portion	83,500	83,500
Total current liabilities	274,672	253,309
Deferred revenue	1,281	1,499
Debt	2,660,359	2,676,418
Other non-current liabilities	4,047	2,382
Minority interest	248,506	251,011
Stockholders’ equity:
Voting preferred stock, $.01 par value:
Series A - 1,000,000 shares authorized; 848,945 shares issued and outstanding as of March 31, 2006 and December 31, 2005	8	8
Series B - 1,000,000 shares authorized; 517,836 shares issued and outstanding as of March 31, 2006 and December 31, 2005	5	5
Non-voting preferred stock, $.01 par value:
Series C - 15,000,000 shares authorized; 13,364,693 shares issued and outstanding as of March 31, 2006 and December 31, 2005	134	134
Series D - 50,000,000 shares authorized; 47,015,659 shares issued and outstanding as of March 31, 2006 and December 31, 2005	470	470
Non-voting common stock, $.01 par value:
Series E - 5,000,000 shares authorized; 3,665,747 and 0 shares issued and outstanding as of March 31, 2006 and December 31, 2005	37	-
Series F - 100,000 shares authorized; 92,470 and 0 shares issued and outstanding as of March 31, 2006 and December 31, 2005	1	-
Voting common stock, $.01 par value:
Series G - 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2006 and December 31, 2005	-	-
Additional paid-in-capital	829,342	829,337
Accumulated deficit	(356,018)	(345,199)
Deferred stock compensation	(3,698)	(4,210)
Total stockholders’ equity	470,281	480,545
Total liabilities and stockholders’ equity	$3,659,146	$3,665,164

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2006	2005
Revenue	$301,281	$269,327
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $43,081 and $41,499 of programming expense incurred through related parties for the three months ended March 31, 2006 and 2005)	109,585	98,583
Selling, general and administrative (inclusive of $550 and $1,907 of stock-based compensation as of March 31, 2006 and December 31, 2005)	79,995	65,081
Depreciation and amortization	64,312	60,953
Total operating costs and expenses	253,892	224,617
Operating income	47,389	44,710
Other income (expense):
Interest expense	(61,075)	(54,717)
Interest income	512	262
Other income (expense)	(70)	128
Total other expense, net	(60,633)	(54,327)
Loss before minority interest and income taxes	(13,244)	(9,617)
Minority interest income	2,505	1,400
Loss before income taxes	(10,739)	(8,217)
Provision for income taxes	(80)	(125)
Net loss	$(10,819)	$(8,342)

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2006	2005
Operating activities:
Net loss	$(10,819)	$(8,342)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,312	60,953
Stock-based compensation	550	1,907
Non-cash consulting expense	—	15
Loss on interest rate swaps	1,665	233
Minority interest	(2,505)	(1,400)
Provision for losses on trade accounts receivable	2,904	3,994
Contribution of stock to 401(k) Plan	—	956
Amortization of note discount	4,816	9,260
Changes in operating assets and liabilities:
Trade accounts receivable	6,780	8,446
Launch funds receivable	387	2,156
Prepaid expenses and other assets	(2,710)	(4,623)
Accounts payable	(8,092)	(6,818)
Interest payable	31,485	7,375
Accrued expenses and other liabilities	(2,248)	1,967
Net cash provided by operating activities	86,525	76,079
Investing activities:
Purchase of fixed assets	(57,629)	(38,725)
Sale of fixed assets	336	—
Purchase of investments	(257)	(163)
Net cash used in investing activities	(57,550)	(38,888)
Financing activities:
Repayment of credit facilities	(20,875)	(20,875)
Other	1	—
Net cash used in financing activities	(20,874)	(20,875)
Net increase in cash and cash equivalents	8,101	16,316
Cash and cash equivalents, beginning of period	29,782	100,144
Cash and cash equivalents, end of period	$37,883	$116,460

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of March 31, 2006.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Cable Services, LLC. Reclassifications have been made to the prior year’s financial statements to conform to those classifications used in 2006.

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other interim period.

3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). SFAS 123R establishes the accounting for transactions in which an entity pays for employee services in share-based payment transactions. SFAS 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company adopted SFAS 123R effective January 1, 2006 using the modified-prospective transition method. Under this method stock-based compensation is recognized for awards granted in the period after adoption. Prior year financial statements are not restated. The adoption of this standard did not have a material impact on our consolidated financial statements.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recent Accounting Pronouncements (Continued)

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB’’) Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning in 2006.

4. Stock-Based Compensation

For the three months ended March 31, 2006, the Company recorded $550,000 of stock-based compensation expense, which is included in selling, general and administrative expense, for the vesting of deferred shares and the issuance of Series E and F non-voting common stock.

For the three months ended March 31, 2005, the Company accounted for stock-based compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees.  Compensation cost related to stock awards issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if a fair value method had been applied to all awards.

Three Months Ended March 31,
2005
(in thousands)
Net loss	$(8,342)
Stock-based compensation as reported, net of tax	1,907
Stock-based compensation determined under fair value based method for all awards, net of tax	(3,776)
Adjusted net loss	$(10,211)

5. Investments

Promptu

Promptu (formerly AgileTV Corporation) is a privately owned company that develops voice navigation services for television. On May 11, 2005, we made an additional investment in Promptu by purchasing shares of Promptu’s Series B1 preferred stock and common stock for an aggregate purchase price of (i) approximately $900,000 in cash and (ii) approximately $300,000 in the form of conversion of an outstanding promissory note. We are accounting for our investment in Promptu under the cost method. As of March 31, 2006 and December 31, 2005, our carrying value in this investment was $1.2 million.

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement calls for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver to us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. Pursuant to the equity issuance agreement, a portion of the monthly programming fees represent our equity investment in Oxygen. As of March 31, 2006 and December 31, 2005, our carrying value in this investment was $5.0 million and $4.7 million. We and Oxygen are currently in the process of negotiating the fair market value of Oxygen which will be used to determine the number of shares that we will receive. As of March 31, 2006, no shares have been delivered to us.

6. Fixed Assets

	March 31,	December 31,
	2006	2005
	(in thousands)
Land, buildings and improvements	$42,090	$41,042
Cable system equipment	2,453,723	2,398,364
Furniture, fixtures and office equipment	22,332	21,352
	2,518,145	2,460,758
Less: accumulated depreciation and amortization	(1,393,027)	(1,330,053)
Total fixed assets, net	$1,125,118	$1,130,705

We recorded depreciation expense of $62.9 million and $59.6 million for the three months ended March 31, 2006 and 2005.

7. Debt

	March 31,	December 31,
	2006	2005
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,383,375	$1,404,250
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000
Insight Inc. 12¼% Senior Discount Notes	350,000	350,000
	2,748,375	2,769,250
Net unamortized discount/premium on notes	(469)	(6,950)
Market value of interest rate swaps	(4,047)	(2,382)
Total debt	$2,743,859	$2,759,918

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

to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of March 31, 2006 and December 31, 2005, the balance of the $100.0 million loan, including accrued interest was $142.2 million and $139.1 million.

Insight Inc. 12 1/4% Senior Discount Notes

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

Debt Principal Payments

As of March 31, 2006, the remaining principal payments required on our debt were as follows (in thousands):

2006	$62,625
2007	83,500
2008	104,750
2009	1,517,500
2010	630,000
Thereafter	350,000
Total	$2,748,375

8. Derivative Instruments

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Derivative Instruments (Continued)

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under a tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expired on November 1, 2005. We recorded a loss on these swaps of $233,000 for the three months ended March 31, 2005, which is included in other income (expense).

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under a different tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated statements of operations. The cost, if terminated, of this swap as of March 31, 2006 and December 31, 2005 was $4.0 million and $2.4 million and has been recorded in other non-current liabilities and as an adjustment to the carrying value of debt.

9. Minority and Preferred Interests

As of March 31, 2006 and December 31, 2005 we had $248.5 million and $251.0 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest.

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

10. Related Party Transactions

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $43.1 million and $41.5 million for the three months ended March 31, 2006 and 2005. As of March 31, 2006 and December 31, 2005, $29.9 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2005, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

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

Overview

Our revenues are earned from customer fees for cable television video services including basic, premium, digital and pay-per-view services and ancillary services, such as rental of converters and remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services and commissions for products sold through home shopping networks.

Some of the principal reasons for our net losses through March 31, 2006 include i) depreciation and amortization associated with capital expenditures for the construction, expansion and maintenance of our systems, and, ii) interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended March 31,
	2006	2005
Revenue	$301,281	$269,327
Operating costs and expenses:
Programming and other operating costs	109,585	98,583
Selling, general and administrative	79,995	65,081
Depreciation and amortization	64,312	60,953
Total operating costs and expenses	253,892	224,617
Operating income	47,389	44,710
Interest expense	61,075	54,717
Minority interest income	2,505	1,400
Net loss	(10,819)	(8,342)
Net cash provided by operating activities	86,525	76,079
Net cash used in investing activities	57,550	38,888
Net cash used in financing activities	20,874	20,875
Capital expenditures	57,629	38,725

Use of Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Adjusted Operating Income before Depreciation and Amortization, (defined as operating income before depreciation, amortization and non-cash stock-based compensation) among other measures, to evaluate the performance of our businesses. Adjusted Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Adjusted Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in our leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Adjusted Operating Income before Depreciation and Amortization is useful to investors because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation, amortization and stock-based compensation policies.

A limitation of Adjusted Operating Income before Depreciation and Amortization, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in our businesses. Management evaluates the costs of such tangible and intangible assets through other financial measures such as capital expenditures, investment spending and Free Cash Flow. Management also evaluates the costs of capitalized tangible and intangible assets by analyzing returns provided on the capital dollars deployed. Another limitation of Adjusted Operating Income before Depreciation and Amortization is that it does not reflect income net of interest expense, which is a significant expense for us because of the substantial debt we incurred to acquire cable television systems and finance capital expenditures to upgrade our cable network. Management evaluates the impact of interest expense through measures including interest expense, Free Cash Flow, the returns analysis discussed above and debt service covenant ratios under our credit facility.

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

Both Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow should be considered in addition to, not as a substitute for, Operating Income, Net Income and various cash flow measures (e.g., Net Cash Provided by Operating Activities), as well as other measures of financial performance and liquidity reported in accordance with accounting principles generally accepted in the United States.

Reconciliation of Net Loss to Adjusted Operating Income before Depreciation and Amortization

The following table reconciles Net Loss to Adjusted Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Loss to Operating Income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2006	2005
Net loss	$(10,819)	$(8,342)
Provision for income taxes	80	125
Loss before income taxes	(10,739)	(8,217)
Minority interest income	(2,505)	(1,400)
Loss before minority interest and income taxes	(13,244)	(9,617)
Other (income) expense:
Other	70	(128)
Interest income	(512)	(262)
Interest expense	61,075	54,717
Total other expense, net	60,633	54,327
Operating income	47,389	44,710
Depreciation and amortization	64,312	60,953
Stock-based compensation	550	1,907
Adjusted Operating Income before Depreciation and Amortization	$112,251	$107,570

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2006	2005
Operating income	$47,389	$44,710
Depreciation and amortization	64,312	60,953
Stock-based compensation	550	1,907
Adjusted Operating Income before Depreciation and Amortization	112,251	107,570
Changes in working capital accounts(1)	(2,086)	6,728
Cash paid for interest(2)	(23,087)	(38,082)
Cash paid for taxes	(553)	(137)
Net cash provided by operating activities	86,525	76,079
Capital expenditures	(57,629)	(38,725)
Free Cash Flow	$28,896	$37,354

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

(2)          Interest for the first quarter of 2005 included bond interest payments due April 1, 2005 that were made on March 31, 2005.  Had the payments been made on April 1, 2005, Free Cash Flow for the three months ended March 31, 2005 would have been $56,123.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue for the three months ended March 31, 2006 totaled $301.3 million, an increase of 12% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 34% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 44,400 high-speed Internet customers during the quarter to end at 514,800 customers. In addition, digital service revenue increased 19% over the prior year due to an increased customer base. We added a net 41,700 digital customers during the quarter to end at 560,500 customers.

Basic cable service revenue increased 7% due to an increased customer base and video rate increases, partially offset by promotional discounts. We are increasing customer growth and retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services by providing video-on-demand, high definition television and digital video recorders. We are also continuing to focus on improving customer satisfaction through higher service levels and increased education of product offerings.

Revenue by service offering was as follows for the three months ended March 31 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended March 31, 2006	% of Total Revenue	Three Months Ended March 31, 2005	% of Total Revenue	% Change in Revenue
Basic	$158,207	52.5%	$147,632	54.8%	7.2%
High-Speed Internet	56,497	18.8%	42,113	15.6%	34.2%
Digital	31,723	10.5%	26,761	9.9%	18.5%
Advertising	17,697	5.9%	16,988	6.3%	4.2%
Premium	13,394	4.4%	14,344	5.3%	-6.6%
Telephone	11,355	3.8%	7,732	2.9%	46.9%
Franchise fees	7,354	2.4%	7,420	2.8%	-0.8%
Other	5,054	1.7%	6,337	2.4%	-20.2%
Total	$301,281	100.0%	$269,327	100.0%	11.9%

Total Customer Relationships were 1,376,800 as of March 31, 2006, an increase of 49,700 from 1,327,100 as of March 31, 2005. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase. Total Revenue Generating Units (“RGUs”) which represent the sum of basic, digital, high-speed Internet and telephone customers, as of March 31, 2006 increased 15% as compared to March 31, 2005. RGUs by category were as follows (in thousands):

	March 31, 2006	March 31, 2005
Basic	1,306.7	1,271.4
Digital	560.5	459.0
High-speed Internet	514.8	367.8
Telephone	99.7	68.6
Total RGUs	2,481.7	2,166.8

Average monthly revenue per basic customer was $77.60 for the three months ended March 31, 2006 compared to $70.58 for the three months ended March 31, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $11.0 million, or 11%. Increases in customers and substantial increases in programming rates were partially offset by programming credits. The credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. In addition, direct operating costs increased due to an increase in our high-speed Internet service provider costs. This increase is primarily attributable to the addition of 44,400 high-speed Internet customers and the payment of contractually obligated and other one-time transition costs to bring Internet services in house. Other operating costs increased primarily as a result of increases in repair, maintenance and warranty costs; an increase in taxes due to a change in the tax law in Kentucky; and an increase in installation labor due to increased customer activity.

Selling, general and administrative expenses increased $14.9 million, or 23%, primarily due to increased payroll, payroll related costs and temporary help, including an increase in the number of employees and salary increases for existing employees. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base.

Depreciation and amortization expense increased $3.4 million, or 6%, primarily as a result of additional capital expenditures through March 31, 2006. These expenditures were primarily for purchases of customer premise equipment, drop materials, capitalized labor and network extensions, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since March 31, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $4.7 million to $112.3 million, an increase of 4% over the prior year’s quarter.

Interest expense increased $6.4 million, or 12%, due to higher interest rates, which averaged 8.88% for the three months ended March 31, 2006, as compared to 7.82% for the three months ended March 31, 2005, and an increase in the accreted value of the 12 ¼% Senior Discount Notes.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial ongoing capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes, including the upgrade of the existing cable network, and in the future will be made for network extensions, installation of new services, customer premise equipment (e.g., set-top boxes), deployment of new product and service offerings, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the three months ended March 31, 2006 and 2005 was $86.5 million and $76.1 million. The increase was primarily attributable to the timing of cash receipts and payments related to our working capital accounts and was partially offset by the effect of non-cash items and an increase in our net loss.

Cash used in investing activities for the three months ended March 31, 2006 and 2005 was $57.6 million and $38.9 million. The increase primarily was due to increases in capital expenditures. For the three months ended March 31, 2006 and 2005, we spent $57.6 million and $38.7 million in capital expenditures. These expenditures principally constituted purchases of customer premise equipment, capitalized labor, installation materials, headend equipment and system upgrades and rebuilds, all of which are necessary to maintain our existing network, grow our customer base and expand our service offerings.

Cash used in financing activities for the three months ended March 31, 2006 and 2005 was $20.9 million for the amortization payments on the credit facility.

Free Cash Flow for the three months ended March 31, 2006 totaled $28.9 million compared to $37.4 million for the three months ended March 31, 2005. The decrease in Free Cash Flow from March 31, 2005 to March 31, 2006 of $8.5 million was primarily driven by the following:

•       An $18.9 million increase in capital expenditures;

•       A $2.1 million use of Free Cash Flow for the three months ended March 31, 2006 compared to a $6.7 million source for the three months ended March 31, 2005 from changes in working capital accounts; and

•       A $500,000 increase in cash taxes paid.

These uses of cash were offset by:

•       A $15.0 million decrease in cash interest expense paid due to a timing difference in the bond interest payments; and

•       A $4.7 million increase in Adjusted Operating Income before Depreciation and Amortization.

While we expect to continue to use Free Cash Flow to repay our indebtedness, as interest rates continue to increase, we expect our interest costs will also be higher, thus reducing Free Cash Flow.

On July 21, 2005 we completed a refinancing of the existing $1.1 billion Term B loan facility under the Insight Midwest Credit Agreement. This refinancing reduced the applicable margins for LIBOR rate borrowings from LIBOR plus 275 basis points to LIBOR plus 200 basis points and the applicable margin will be reduced an additional 25 basis points if the Midwest Holdings leverage ratio drops below 2.75. The maximum total leverage ratio covenant was reset from 3.75 to 4.50 on July 1, 2005 with step downs to 4.25 on July 1, 2006 and to 4.00 on July 1, 2007. The facility was also amended to provide certain flexibility to refinance the senior notes at Insight Midwest.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. For the three months ended March 31, 2006 and 2005 we had positive Free Cash Flow. We had the ability to draw upon $283.7 million of unused availability under the Insight Midwest Holdings credit facility as of March 31, 2006 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of March 31, 2006, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2006	$62,625	$3,689	$66,314
2007	83,500	3,776	87,276
2008	104,750	3,188	107,938
2009	1,517,500	2,280	1,519,780
2010	630,000	539	630,539
Thereafter	350,000	976	350,976
Total cash obligations	$2,748,375	$14,448	$2,762,823

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

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes and 12¼% senior discount notes was $1.4 billion as of March 31, 2006. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2006 and December 31, 2005, the cost, if terminated, of our interest rate swap agreement was $4.0 million and $2.4 million and is reflected in our financial statements as an other non-current liability. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4.                        Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 11 in Item 1 of PART I, Notes to Consolidated Financial Statements.

Item 1A.                Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, we issued 3,665,747 shares of Series E Non-voting common stock and 92,470 shares of Series F Non-voting common stock to certain of our employees and directors. The issuances of non-voting common stock were not registered under the Securities Act of 1933 because such issuances either (i) did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the non-voting common stock was issued for no consideration, or (ii) were offered and sold in transactions not involving a public offering, and therefore exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 6.                        Exhibits

Exhibits:

10                   Employment letter agreement effective March 27, 2006 between Registrant and Hamid Heidary

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

Date: May 10, 2006		INSIGHT COMMUNICATIONS COMPANY, INC.
	By:	/s/ John Abbot
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)