Form 10-Q
period 2006-06-30
INSIGHT COMMUNICATIONS CO INC
filed 2006-08-09
CIK 1084421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐   No. ☒

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

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	unaudited
Assets
Cash and cash equivalents	$4,586	$29,782
Investments	6,419	5,901
Trade accounts receivable, net of allowance for doubtful accounts of $813 and $1,079 as of June 30, 2006 and December 31, 2005	24,839	27,261
Launch funds receivable	470	974
Prepaid expenses and other current assets	12,252	9,645
Total current assets	48,566	73,563
Fixed assets, net	1,143,174	1,130,705
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $27,119 and $24,302 as of June 30, 2006 and December 31, 2005	21,406	24,220
Other non-current assets	2,836	2,287
Total assets	$3,650,371	$3,665,164
Liabilities and stockholders’ equity
Accounts payable	$42,370	$42,333
Accrued expenses and other current liabilities	47,132	45,413
Accrued property taxes	13,428	12,921
Accrued programming costs (inclusive of $30,245 and $29,878 due to related parties as of June 30, 2006 and December 31, 2005)	46,654	43,705
Deferred revenue	2,804	4,978
Interest payable	36,679	20,459
Debt—current portion	83,500	83,500
Total current liabilities	272,567	253,309
Deferred revenue	1,067	1,499
Debt	2,663,414	2,676,418
Other non-current liabilities	5,207	2,382
Minority interest	246,396	251,011

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	unaudited
Stockholders’ equity:
Voting preferred stock, $.01 par value:
Series A—1,000,000 shares authorized; 848,945 shares issued and outstanding as of June 30, 2006 and December 31, 2005	8	8
Series B—1,000,000 shares authorized; 517,836 shares issued and outstanding as of June 30, 2006 and December 31, 2005	5	5
Non-voting preferred stock, $.01 par value:
Series C—15,000,000 shares authorized; 13,364,693 shares issued and outstanding as of June 30, 2006 and December 31, 2005	134	134
Series D—50,000,000 shares authorized; 47,015,659 shares issued and outstanding as of June 30, 2006 and December 31, 2005	470	470
Non-voting common stock, $.01 par value:
Series E—5,000,000 shares authorized; 3,665,747 and 0 shares issued and outstanding as of June 30, 2006 and December 31, 2005	37	—
Series F—100,000 shares authorized; 92,470 and 0 shares issued and outstanding as of June 30, 2006 and December 31, 2005	1	—
Voting common stock, $.01 par value:
Series G—10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Additional paid-in-capital	829,342	829,337
Accumulated deficit	(364,913)	(345,199)
Deferred stock compensation	(3,364)	(4,210)
Total stockholders’ equity	461,720	480,545
Total liabilities and stockholders’ equity	$3,650,371	$3,665,164

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue	$311,717	$279,311	$612,998	$548,638
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $44,257 and $87,338, and $39,176 and $80,675 of programming expense incurred through related parties for the three and six months ended June 30, 2006 and 2005)	112,660	92,172	222,245	190,755
Selling, general and administrative (inclusive of $334 and $884, and $1,543 and $3,450 of stock-based compensation for the three and six months ended June 30, 2006 and 2005)	81,820	66,262	161,815	131,343
Depreciation and amortization	67,343	61,266	131,655	122,219
Total operating costs and expenses	261,823	219,700	515,715	444,317
Operating income	49,894	59,611	97,283	104,321
Other income (expense):
Interest expense	(61,208)	(56,291)	(122,283)	(111,008)
Interest income	369	761	881	1,023
Other income (expense)	20	543	(50)	671
Total other expense, net	(60,819)	(54,987)	(121,452)	(109,314)
Income (loss) before minority interest and income taxes	(10,925)	4,624	(24,169)	(4,993)
Minority interest income (expense)	2,110	(5,227)	4,615	(3,827)
Loss before income taxes	(8,815)	(603)	(19,554)	(8,820)
Provision for income taxes	(80)	(125)	(160)	(250)
Net loss	$(8,895)	$(728)	$(19,714)	$(9,070)

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2006	2005
Operating activities:
Net loss	$(19,714)	$(9,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	131,655	122,219
Stock-based compensation	884	3,450
Non-cash consulting expense	—	30
Gain on interest rate swaps	—	(812)
Minority interest	(4,615)	3,827
Provision for losses on trade accounts receivable	7,026	8,221
Contribution of stock to 401(k) Plan	—	1,434
Amortization of note discount	6,571	18,801
Changes in operating assets and liabilities:
Trade accounts receivable	(4,604)	(1,065)
Launch funds receivable	504	2,194
Prepaid expenses and other assets	(3,201)	(8,206)
Accounts payable	37	7,889
Interest payable	16,220	42
Accrued expenses and other liabilities	2,569	(5,727)
Net cash provided by operating activities	133,332	143,227
Investing activities:
Purchase of fixed assets	(141,765)	(93,513)
Sale of fixed assets	504	957
Purchase of investments	(518)	(1,307)
Sale of investments	—	926
Net cash used in investing activities	(141,779)	(92,937)
Financing activities:
Repayment of credit facilities	(41,750)	(41,750)
Net proceeds from borrowings under credit facility	25,000	—
Other	1	—
Net cash used in financing activities	(16,749)	(41,750)
Net increase (decrease) in cash and cash equivalents	(25,196)	8,540
Cash and cash equivalents, beginning of period	29,782	100,144
Cash and cash equivalents, end of period	$4,586	$108,684

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.4 million homes and served approximately 1.3 million customers as of June 30, 2006.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other interim period.

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

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on our consolidated financial statements.

4. Stock-Based Compensation

For the three months ended June 30, 2006, the Company recorded $334,000 of stock-based compensation expense for the vesting of deferred shares.  For the six months ended June 30, 2006, the Company recorded $884,000 of stock-based compensation expense for the vesting of deferred shares and the issuance of Series E and F non-voting common stock. These expenses are included in selling, general and administrative expense on our consolidated statements of operations.

For the three and six months ended June 30, 2005, the Company accounted for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost related to stock awards issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if a fair value method had been applied to all awards.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(in thousands)
Net loss	$(728)	$(9,070)
Stock-based compensation as reported	1,543	3,450
Stock-based compensation determined under fair value based method for all awards, net of tax	(3,434)	(7,210)
Adjusted net loss	$(2,619)	$(12,830)

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments

Promptu

Promptu (formerly AgileTV Corporation) is a privately owned company that develops voice navigation services for television and mobile devices. On May 11, 2005, we made an additional investment in Promptu by purchasing shares of Promptu’s Series B1 preferred stock and common stock for an aggregate purchase price of (i) approximately $900,000 in cash and (ii) approximately $300,000 in the form of conversion of an outstanding promissory note. We are accounting for our investment in Promptu under the cost method. As of June 30, 2006 and December 31, 2005, our carrying value in this investment was $1.2 million.

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002 we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. The term of the carriage agreement expires on December 31, 2006.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement calls for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver to us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. Pursuant to the equity issuance agreement, a portion of the monthly programming fees represent our equity investment in Oxygen. As of June 30, 2006 and December 31, 2005, our carrying value in this investment was $5.2 million and $4.7 million. We and Oxygen are currently in the process of negotiating the fair market value of Oxygen which will be used to determine the number of shares we will receive. As of June 30, 2006, no shares have been delivered to us.

6. Fixed Assets

	June 30,	December 31,
	2006	2005
	(in thousands)
Land, buildings and improvements	$42,674	$41,042
Cable system equipment	2,536,449	2,398,364
Furniture, fixtures and office equipment	22,698	21,352
	2,601,821	2,460,758
Less: accumulated depreciation and amortization	(1,458,647)	(1,330,053)
Total fixed assets, net	$1,143,174	$1,130,705

We recorded depreciation expense of $65.9 million and $128.8 million for the three and six months ended June 30, 2006 and $59.9 million and $119.6 million for the three and six months ended June 30, 2005.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Debt

	June 30,	December 31,
	2006	2005
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,387,500	$1,404,250
Insight Midwest 9¾% Senior Notes	385,000	385,000
Insight Midwest 10½% Senior Notes	630,000	630,000
Insight Inc. 12¼% Senior Discount Notes	350,000	350,000
	2,752,500	2,769,250
Net unamortized discount/premium on notes	(379)	(6,950)
Market value of interest rate swaps	(5,207)	(2,382)
Total debt	$2,746,914	$2,759,918

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries and serves as borrower under a credit facility. On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.  Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. As of June 30, 2006 and December 31, 2005, the balance of the $100.0 million loan, including accrued interest, was $145.4 million and $139.1 million.

Insight Inc. 12 1/4 % Senior Discount Notes

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

Debt Principal Payments

As of June 30, 2006, the remaining principal payments required on our debt were as follows (in thousands):

2006	$41,750
2007	83,500
2008	104,750
2009	1,542,500
2010	630,000
Thereafter	350,000
Total	$2,752,500

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

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under a different tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. This agreement expires November 1, 2010. This swap has been determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated balance sheets. The cost, if terminated, of this swap as of June 30, 2006 and December 31, 2005 was $5.2 million and $2.4 million and has been recorded in other non-current liabilities and as an adjustment to the carrying value of debt.

9. Minority Interest

As of June 30, 2006 and December 31, 2005 we had $246.4 million and $251.0 million of minority interest recorded in our consolidated balance sheets as temporary equity related to Insight Midwest.

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Related Party Transactions

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $44.3 million and $87.3 million for the three and six months ended June 30, 2006 and $39.2 million and $80.7 for the three and six months ended June 30, 2005. As of June 30, 2006 and December 31, 2005, $30.2 million and $29.9 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

On May 11, 2006, the parties to the action filed a stipulation of settlement with the court. On May 19, 2006, the court entered a scheduling order setting a hearing on the proposed settlement for July 13, 2006. On or before June 6, 2006, the Notice of Pendency of Class Action, Proposed Settlement of Class Action and Settlement Hearing was mailed to our stockholders. On June 28, 2006, Kim D. Kelly, a former employee and officer, filed an objection to the proposed settlement. On July 13, 2006, the court convened the settlement hearing, and with the agreement of all of the parties to the action, the court adjourned the settlement hearing until September 25, 2006 to permit Ms. Kelly to review the existing discovery materials and conduct additional analysis.

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

Some of the principal reasons for our net losses through June 30, 2006 include i) depreciation and amortization associated with capital expenditures for the construction, expansion and maintenance of our systems, and, ii) interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenue	$311,717	$279,311	$612,998	$548,638
Operating costs and expenses:
Programming and other operating costs	112,660	92,172	222,245	190,755
Selling, general and administrative	81,820	66,262	161,815	131,343
Depreciation and amortization	67,343	61,266	131,655	122,219
Total operating costs and expenses	261,823	219,700	515,715	444,317
Operating income	49,894	59,611	97,283	104,321
Interest expense	61,208	56,291	122,283	111,008
Minority interest income (expense)	2,110	(5,227)	4,615	(3,827)
Net loss	(8,895)	(728)	(19,714)	(9,070)
Net cash provided by operating activities	46,807	67,148	133,332	143,227
Net cash used in investing activities	84,229	54,049	141,779	92,937
Net cash used in (provided by) financing activities	(4,125)	20,875	16,749	41,750
Capital expenditures	84,136	54,788	141,765	93,513

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

Reconciliation of Net Loss to Adjusted Operating Income before Depreciation and Amortization

The following table reconciles Net Loss to Adjusted Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Loss to Operating Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(8,895)	$(728)	$(19,714)	$(9,070)
Provision for income taxes	80	125	160	250
Loss before income taxes	(8,815)	(603)	(19,554)	(8,820)
Minority interest income (expense)	(2,110)	5,227	(4,615)	3,827
Income (loss) before minority interest and income taxes	(10,925)	4,624	(24,169)	(4,993)
Other (income) expense:
Other	(20)	(543)	50	(671)
Interest income	(369)	(761)	(881)	(1,023)
Interest expense	61,208	56,291	122,283	111,008
Total other expense, net	60,819	54,987	121,452	109,314
Operating income	49,894	59,611	97,283	104,321
Depreciation and amortization	67,343	61,266	131,655	122,219
Stock-based compensation	334	1,543	884	3,450
Adjusted Operating Income before Depreciation and Amortization	$117,571	$122,420	$229,822	$229,990

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
	(in thousands)
Operating income	$49,894	$59,611		$97,283	$104,321
Depreciation and amortization	67,343	61,266		131,655	122,219
Stock-based compensation	334	1,543		884	3,450
Adjusted Operating Income before Depreciation and Amortization	117,571	122,420		229,822	229,990
Changes in working capital accounts(1)	5,758	(1,151)		3,672	5,577
Cash paid for interest	(76,384)	(54,036	)(2)	(99,471)	(92,118)
Cash paid for taxes	(138)	(85)		(691)	(222)
Net cash provided by operating activities	46,807	67,148		133,332	143,227
Capital expenditures	(84,136)	(54,788)		(141,765)	(93,513)
Free Cash Flow	$(37,329)	$12,360		$(8,433)	$49,714

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue for the three months ended June 30, 2006 totaled $311.7 million, an increase of 12% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 27% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 19,700 high-speed Internet customers during the quarter to end at 534,500 customers.

Basic cable service revenue increased 7% due to an increased customer base and video rate increases, partially offset by promotional discounts. Historically, we have experienced a seasonal decline in basic customers during the second quarter primarily as a result of students leaving the university communities we serve. In addition, digital service revenue increased 23% over the prior year due to an increased customer base. We added a net 11,700 digital customers during the quarter to end at 572,200 customers.

We are increasing our customer growth and retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services by providing video-on-demand, high definition television and digital video recorders. We are also continuing to focus on improving customer satisfaction through higher service levels and increased education of product offerings.

Revenue by service offering was as follows for the three months ended June 30 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended June 30, 2006	% of Total Revenue	Three Months Ended June 30, 2005	% of Total Revenue	% Change in Revenue
Basic	$160,328	51.5%	$150,071	53.7%	6.8%
High-Speed Internet	58,616	18.8%	46,318	16.6%	26.6%
Digital	34,307	11.0%	27,838	10.0%	23.2%
Advertising	20,020	6.4%	19,749	7.1%	1.4%
Premium	13,852	4.4%	13,746	4.9%	0.8%
Telephone	12,528	4.0%	8,387	3.0%	49.4%
Franchise fees	7,384	2.4%	7,782	2.8%	-5.1%
Other	4,682	1.5%	5,420	1.9%	-13.6%
Total	$311,717	100.0%	$279,311	100.0%	11.6%

Total Customer Relationships were 1,375,100 as of June 30, 2006, an increase of 59,700 from 1,315,400 as of June 30, 2005. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase. Total Revenue Generating Units (“RGUs”) which represent the sum of basic, digital, high-speed Internet and telephone customers, as of June 30, 2006 increased 15% as compared to June 30, 2005. RGUs by category were as follows (in thousands):

	June 30, 2006	June 30, 2005
Basic	1,302.4	1,257.2
Digital	572.2	460.8
High-Speed Internet	534.5	391.3
Telephone	107.2	73.5
Total RGUs	2,516.3	2,182.8

Average monthly revenue per basic customer was $79.65 for the three months ended June 30, 2006 compared to $73.64 for the three months ended June 30, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $20.5 million, or 22%. Increases in customers and substantial increases in programming rates were significant drivers of the cost increase for the three months ended June 30, 2006. For the three months ended June 30, 2005 our programming costs reflected certain programming credits. These credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the three months ended June 30, 2006, were significantly lower, causing our overall programming cost increases to be greater. In addition, direct operating costs increased due to an increase in our high-speed Internet service costs as we continued to transition our Internet services in-house. Other operating costs increased primarily as a result of increases in repair, maintenance and warranty costs; an increase in taxes due to a change in the tax law in Kentucky; and an increase in installation labor due to increased customer activity.

Selling, general and administrative expenses increased $15.6 million, or 23%, primarily due to increased payroll, payroll related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Customer billing and collection fees increased due to the increase in our customer base. Professional fees also increased due to increased legal activity for the three months ended June 30, 2006.

Depreciation and amortization expense increased $6.1 million, or 10%, primarily as a result of additional capital expenditures through June 30, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor, headend equipment and network extensions, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization decreased $4.8 million to $117.6 million, a decrease of 4% over the prior year’s second quarter.

Interest expense increased $4.9 million, or 9%, due to i) higher interest rates, which averaged 8.9% for the three months ended June 30, 2006, as compared to 8.1% for the three months ended June 30, 2005, and ii) additional interest expense on the now fully accreted 12¼% Senior Discount Notes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue for the six months ended June 30, 2006 totaled $613.0 million, an increase of 12% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 30% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 64,100 high-speed Internet customers during the six months ended June 30, 2006 to end at 534,500 customers.

Basic cable service revenue increased 7% due to an increased customer base and video rate increases, partially offset by promotional discounts. In addition, digital service revenue increased 21% over the prior year due to an increased customer base. We added a net 53,400 digital customers during the six months ended June 30, 2006 to end at 572,200 customers.

Revenue by service offering was as follows for the six months ended June 30 (dollars in thousands):

	Revenue by Service Offering
	Six Months		Six Months
	Ended		Ended
	June 30,	% of Total	June 30,	% of Total	% Change
	2006	Revenue	2005	Revenue	in Revenue
Basic	$318,535	52.0%	$297,703	54.3%	7.0%
High-Speed Internet	115,113	18.8%	88,431	16.1%	30.2%
Digital	66,030	10.8%	54,599	10.0%	20.9%
Advertising	37,717	6.2%	36,737	6.7%	2.7%
Premium	27,246	4.4%	28,090	5.1%	-3.0%
Telephone	23,883	3.9%	16,119	2.9%	48.2%
Franchise fees	14,738	2.4%	15,202	2.8%	-3.1%
Other	9,736	1.5%	11,757	2.1%	-17.2%
Total	$612,998	100.0%	$548,638	100.0%	11.7%

Average monthly revenue per basic customer was $78.77 for the six months ended June 30, 2006 compared to $72.17 for the six months ended June 30, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $31.5 million, or 17%. Increases in customers and substantial increases in programming rates were significant drivers of the cost increase for the six months ended June 30, 2006. In addition, direct operating costs increased due to an increase in our high-speed Internet service costs. This increase is primarily attributable to the growth in our high-speed Internet customer base and the payment of contractually obligated and other one-time transition costs to bring Internet services in-house. Other operating costs increased primarily as a result of increases in repair, maintenance and warranty costs; an increase in taxes due to a change in the tax law in Kentucky; an increase in utility related expenses; and an increase in installation labor due to increased customer activity.

Selling, general and administrative expenses increased $30.5 million, or 23%, primarily due to increased payroll, payroll related costs, temporary help and travel and entertainment expenses associated with an increase in the number of employees and salary increases for existing employees. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Customer billing and collection fees increased due to the increase in our customer base. Professional fees also increased due to increased legal activity for the six months ended June 30, 2006.

Depreciation and amortization expense increased $9.4 million, or 8.0%, primarily as a result of additional capital expenditures through June 30, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor, headend equipment and network extensions, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization decreased $200,000 to $229.8 million.

Interest expense increased $11.3 million, or 10%, due to i) higher interest rates, which averaged 8.9% for the six months ended June 30, 2006, as compared to 7.9% for the six months ended June 30, 2005, and ii) additional interest expense on the now fully accreted 12 ¼% Senior Discount Notes.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial ongoing capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes, including the upgrade of the existing cable network, and will continue to be made for network extensions, installation of new services, customer premise equipment (e.g., set-top boxes), deployment of new product and service offerings, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the six months ended June 30, 2006 and 2005 was $133.3 million and $143.2 million. The decrease was primarily attributable to an increase in our net loss partially offset by the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the six months ended June 30, 2006 and 2005 was $141.8 million and $92.9 million. The increase primarily was due to increases in capital expenditures. For the six months ended June 30, 2006 and 2005, Insight spent $141.8 million and $93.5 million in capital expenditures. These expenditures principally constituted purchases of customer premise equipment, capitalized labor, installation materials, headend equipment and system upgrades and rebuilds, all of which are necessary to maintain Insight’s existing network, grow its customer base and expand its service offerings.

Cash used in financing activities for the six months ended June 30, 2006 and 2005 was $16.7 million and $41.8 million. The decrease was due to $25.0 million in net proceeds from borrowings under our credit facility for the three months ended June 30, 2006.

Free Cash Flow for the six months ended June 30, 2006 totaled ($8.4) million, compared to $49.7 million for the six months ended June 30, 2005. This decrease in Free Cash Flow of $58.1 million was primarily driven by the following:

•       A $48.3 million increase in capital expenditures;

•       A $7.4 million increase in cash interest expense paid primarily driven by an increase in interest rates;

•       A $3.7 million source of Free Cash Flow for the six months ended June 30, 2006 compared to a $5.6 million source for the six months ended June 30, 2005 from changes in working capital accounts; and

•       A $500,000 increase in cash taxes paid.

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. We had the ability to draw upon $231.4 million of unused availability under the Insight Midwest Holdings credit facility as of June 30, 2006 to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements, including mandatory redemptions, or otherwise fund its operations. We expect to use any available Free Cash Flow to repay our indebtedness.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us and are restricted by the terms of their indebtedness from doing so. Because of such restrictions, our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries. As of June 30, 2006 we were in compliance with all covenants under our credit agreement.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of June 30, 2006 (in thousands):

	Contractual Obligations
	Long-Term	Operating
	Debt	Leases	Total
2006	$41,750	$2,592	$44,342
2007	83,500	3,976	87,476
2008	104,750	3,364	108,114
2009	1,542,500	2,407	1,544,907
2010	630,000	621	630,621
Thereafter	350,000	1,408	351,408
Total cash obligations	$2,752,500	$14,368	$2,766,868

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

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes and 12¼% senior discount notes was $1.4 billion as of June 30, 2006. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2006 and December 31, 2005, the cost, if terminated, of our interest rate swap agreement was $5.2 million and $2.4 million and is reflected in our financial statements as an other non-current liability.

Item 4.                        Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.                        Legal Proceedings

See Note 11 in Item 1 of PART I, Notes to Consolidated Financial Statements.

Item 1A.                Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 4.                        Submission of Matters of a Vote of Security Holders

On May 2, 2006, the holders of all of the outstanding shares of our Series A voting preferred stock and Series B voting preferred stock took action by written consent to elect Michael S. Willner, Dinni Jain and James A. Atwood, Jr. as Class I directors to serve for a term that will expire upon the annual election of directors in 2009.

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

Date: August 9, 2006	INSIGHT COMMUNICATIONS COMPANY, INC.
	By:	/s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)