Form 10-Q
period 2006-09-30
INSIGHT COMMUNICATIONS CO INC
filed 2006-11-09
CIK 1084421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	unaudited
Assets
Cash and cash equivalents	$19,279	$29,782
Investments	6,679	5,901
Trade accounts receivable, net of allowance for doubtful accounts of $1,169 and $1,079 as of September 30, 2006 and December 31, 2005	26,395	27,261
Launch funds receivable	516	974
Prepaid expenses and other current assets	11,350	9,645
Total current assets	64,219	73,563
Fixed assets, net	1,147,333	1,130,705
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $28,527 and $24,302 as of September 30, 2006 and December 31, 2005	19,998	24,220
Other non-current assets	2,785	2,287
Total assets	$3,668,724	$3,665,164
Liabilities and stockholders’ equity
Accounts payable	$39,097	$42,333
Accrued expenses and other current liabilities	43,641	45,413
Accrued property taxes	13,947	12,921
Accrued programming costs (inclusive of $32,316 and $29,878 due to related parties as of September 30, 2006 and December 31, 2005)	47,008	43,705
Deferred revenue	2,152	4,978
Interest payable	51,783	20,459
Debt—current portion	83,500	83,500
Total current liabilities	281,128	253,309
Deferred revenue	874	1,499
Debt	2,687,838	2,676,418
Other non-current liabilities	—	2,382
Minority interest	244,557	251,011

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
	unaudited
Stockholders’ equity:
Voting preferred stock, $.01 par value:
Series A - 1,000,000 shares authorized; 848,945 shares issued and outstanding as of September 30, 2006 and December 31, 2005	8	8
Series B - 1,000,000 shares authorized; 517,836 shares issued and outstanding as of September 30, 2006 and December 31, 2005	5	5
Non-voting preferred stock, $.01 par value:
Series C - 15,000,000 shares authorized; 13,364,693 shares issued and outstanding as of September 30, 2006 and December 31, 2005	134	134
Series D - 50,000,000 shares authorized; 47,015,659 shares issued and outstanding as of September 30, 2006 and December 31, 2005	470	470
Non-voting common stock, $.01 par value:
Series E - 5,000,000 shares authorized; 3,475,629 and 0 shares issued and outstanding as of September 30, 2006 and December 31, 2005	37	—
Series F - 100,000 shares authorized; 93,250 and 0 shares issued and outstanding as of September 30, 2006 and December 31, 2005	1	—
Voting common stock, $.01 par value:
Series G - 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Additional paid-in-capital	829,249	829,337
Accumulated deficit	(372,641)	(345,199)
Deferred stock compensation	(2,936)	(4,210)
Total stockholders’ equity	454,327	480,545
Total liabilities and stockholders’ equity	$3,668,724	$3,665,164

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue	$318,105	$278,986	$931,103	$827,624
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $47,772 and $135,110, and $39,438 and $120,114 of programming expense incurred through related parties for the three and nine months ended September 30, 2006 and 2005)	111,431	93,514	333,676	284,269
Selling, general and administrative (inclusive of $335 and $1,219, and $3,876 and $7,325 of stock-based compensation for the three and nine months ended September 30, 2006 and 2005)	82,120	73,340	243,935	204,682
Depreciation and amortization	68,743	61,054	200,398	183,274
Total operating costs and expenses	262,294	227,908	778,009	672,225
Operating income	55,811	51,078	153,094	155,399
Other income (expense):
Interest expense	(65,810)	(57,773)	(188,093)	(168,781)
Interest income	366	853	1,247	1,876
Other income (expense)	(28)	834	(78)	1,505
Total other expense, net	(65,472)	(56,086)	(186,924)	(165,400)
Loss before minority interest and income taxes	(9,661)	(5,008)	(33,830)	(10,001)
Minority interest income (expense)	1,839	(2,242)	6,454	(6,069)
Loss before income taxes	(7,822)	(7,250)	(27,376)	(16,070)
Benefit (provision) for income taxes	94	(125)	(66)	(375)
Net loss	$(7,728)	$(7,375)	$(27,442)	$(16,445)

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net loss	$(27,442)	$(16,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	200,398	183,274
Stock-based compensation	1,219	7,325
Non-cash consulting expense	—	45
Gain on interest rate swaps	—	(1,684)
Minority interest	(6,454)	6,069
Provision for losses on trade accounts receivable	13,959	13,196
Contribution of stock to 401(k) Plan	—	1,990
Amortization of note discount	6,663	28,630
Changes in operating assets and liabilities:
Trade accounts receivable	(13,093)	(4,470)
Launch funds receivable	458	2,232
Prepaid expenses and other assets	(2,266)	(7,392)
Accounts payable	(3,236)	(9,241)
Interest payable	31,324	27,488
Accrued expenses and other liabilities	(894)	(6,005)
Net cash provided by operating activities	200,636	225,012
Investing activities:
Purchase of fixed assets	(213,309)	(144,622)
Sale of fixed assets	572	2,145
Purchase of investments	(778)	(1,551)
Sale of investments	—	991
Net cash used in investing activities	(213,515)	(143,037)
Financing activities:
Repayment of credit facilities	(62,625)	(62,625)
Debt issuance costs	—	(1,712)
Net proceeds from borrowings under credit facility	65,000	—
Other	1	—
Net cash provided by (used in) financing activities	2,376	(64,337)
Net increase (decrease) in cash and cash equivalents	(10,503)	17,638
Cash and cash equivalents, beginning of period	29,782	100,144
Cash and cash equivalents, end of period	$19,279	$117,782

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Indiana, Kentucky, Ohio, and Illinois which passed approximately 2.5 million homes and served approximately 1.3 million customers as of September 30, 2006.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other interim period.

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

4. Stock-Based Compensation

In accordance with SFAS 123R, during the three months ended September 30, 2006, the Company recorded $335,000 of stock-based compensation expense for the vesting of deferred shares and the issuance, in connection with hiring of personnel, of Series F non-voting common stock. For the nine months ended September 30, 2006, the Company recorded $1.2 million of stock-based compensation expense for the vesting of deferred shares and the issuance, in connection with hiring of personnel, of Series E and F non-voting common stock. These expenses are included in selling, general and administrative expense on our consolidated statements of operations.

For the three and nine months ended September 30, 2005, the Company accounted for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Compensation cost related to stock awards issued to employees was recorded only if the grant-date market price of the underlying stock exceeded the exercise price. The following table summarizes relevant information as to our reported results under APB 25 (the intrinsic value method of accounting for stock awards), with supplemental information, as if a fair value method had been applied to all awards in accordance with SFAS 123R.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
	(in thousands)
Net loss	$(7,375)	$(16,445)
Stock-based compensation as reported	3,876	7,325
Stock-based compensation determined under fair value based method for all awards, net of tax	(5,712)	(12,922)
Adjusted net loss	$(9,211)	$(22,042)

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

aggregate purchase price of (i) approximately $900,000 in cash and (ii) approximately $300,000 in the form of conversion of an outstanding promissory note. We are accounting for our investment in Promptu under the cost method. As of September 30, 2006 and December 31, 2005, our carrying value in this investment was $1.2 million.

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002 we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. In October 2006, we agreed to extend the term of the carriage agreement through December 31, 2008.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement called for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver to us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. Pursuant to the equity issuance agreement, a portion of the monthly programming fees represent our equity investment in Oxygen. As of September 30, 2006 and December 31, 2005, our carrying value in this investment was $5.5 million and $4.7 million. In October 2006, in connection with the extension of the carriage term, Oxygen issued to us shares of common stock representing a value as of December 31, 2005 of $5.8 million in full satisfaction of its obligation to issue equity to us under the equity issuance agreement.

6. Fixed Assets

	September 30,	December 31,
	2006	2005
	(in thousands)
Land, buildings and improvements	$43,678	$41,042
Cable system equipment	2,606,275	2,398,364
Furniture, fixtures and office equipment	23,224	21,352
	2,673,177	2,460,758
Less: accumulated depreciation and amortization	(1,525,844)	(1,330,053)
Total fixed assets, net	$1,147,333	$1,130,705

We recorded depreciation expense of $67.3 million and $196.1 million for the three and nine months ended September 30, 2006 and $59.6 million and $179.2 million for the three and nine months ended September 30, 2005.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

7. Debt

	September 30,	December 31,
	2006	2005
	(in thousands)
Insight Midwest Holdings Credit Facility	$1,406,625	$1,404,250
Insight Midwest 9 3/4% Senior Notes	385,000	385,000
Insight Midwest 10 1/2% Senior Notes	630,000	630,000
Insight Inc. 12 1/4% Senior Discount Notes	350,000	350,000
	2,771,625	2,769,250
Net unamortized discount/premium on notes	(287)	(6,950)
Market value of interest rate swaps	—	(2,382)
Total debt	$2,771,338	$2,759,918

Insight Midwest Holdings Credit Facility

Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries and serves as borrower under a credit facility. On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments.  Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. In August 2006, Insight Midwest repaid $12.6 million of the loan balance. As of September 30, 2006 and December 31, 2005, the balance of the $100.0 million loan, including accrued interest, was $136.0 million and $139.1 million.

On September 11, 2006 we announced plans to refinance certain indebtedness of Insight Midwest. The refinancing was completed on October 6, 2006. See Subsequent Event Note 12.

Insight Inc. 12 1/4% Senior Discount Notes

No cash interest on the discount notes accrued prior to February 15, 2006. Thereafter, cash interest on the discount notes began to accrue and is payable on February 15 and August 15 of each year, commencing with the first such payment which was made on August 15, 2006. The initial accreted value of the discount notes increased until February 15, 2006 such that the accreted value equaled the revised outstanding principal amount of $350.0 million on February 15, 2006.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

7. Debt (Continued)

Debt Principal Payments

As of September 30, 2006, the remaining principal payments required on our debt were as follows (in thousands):

2006	$20,875
2007	83,500
2008	104,750
2009	1,582,500
2010	630,000
Thereafter	350,000
Total	$2,771,625

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

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under a tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These agreements expired on November 1, 2005. We recorded a gain on these swaps of $872,000 and $1.7 million for the three and nine months ended September 30, 2005, which is included in other income (expense).

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under a different tranche of our 10½% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. We terminated this agreement as of September 30, 2006 and the cost of termination was included in interest expense. This swap was determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated balance sheets. The cost, if terminated, of

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

8. Derivative Instruments (Continued)

this swap as of December 31, 2005 was $2.4 million and was recorded in other non-current liabilities and as an adjustment to the carrying value of debt.

9. Minority Interest

As of September 30, 2006 and December 31, 2005 we had $244.6 million and $251.0 million of minority interest recorded in our consolidated balance sheets as temporary equity related to Insight Midwest.

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

Depending on the nature of a dissolution of the partnership, Insight Midwest may be required, in accordance with the partnership agreement, to either distribute to Comcast Cable some of its cable systems and liabilities equal to 50% of the net market value of the partnership or, in the event of a liquidation, an amount in cash equal to 50% of the net proceeds received.

10. Related Party Transactions

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1 1/2% administrative fee, were $47.8 million and $135.1 million for the three and nine months ended September 30, 2006 and $39.4 million and $120.1 million for the three and nine months ended September 30, 2005. As of September 30, 2006 and December 31, 2005, $32.3 million and $29.9 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

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

On September 1, 2006, Ms. Kelly filed a supplemental objection to the settlement. On September 25, 2006, the Court convened the settlement hearing, and with the agreement of all of the parties to the action, adjourned the settlement hearing until November 9, 2006. On October 12, 2006, the defendants and plaintiffs filed briefs with accompanying affidavits in support of the settlement. On November 2, 2006, Ms. Kelly filed reply papers in support of her objection. On November 9, 2006, the parties to the action agreed to seek an adjournment of the settlement hearing until a date and time to be determined based on the availability of the parties and the court. We intend to vigorously support the settlement. The outcome of this matter cannot be predicted at this time.

On April 14, 2006, Ms. Kelly filed a petition with the Court, seeking appraisal for the 180,000 shares of Class A common stock she held of record prior to the merger. She also purported to seek recovery with respect to certain options, as well as certain other shares of which she was not the record holder. On May 15, 2006, we filed an answer to the petition, which asserted among other things, that Ms. Kelly was not

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

11. Commitments and Contingencies (Continued)

entitled to the appraisal of her options under Delaware law, and that she had not properly sought an appraisal with respect to the additional shares of the company’s stock that she did not hold of record. Ms. Kelly subsequently served discovery requests on the company, to which the company has served responses and objections. We intend to defend this action vigorously. The outcome of this matter cannot be predicted at this time. On August 3, 2006, Ms. Kelly sent our board of directors a claim letter alleging that the company and certain affiliated entities breached certain purported commitments relating to certain equity interests and options that she held. We rejected her alleged claims in a letter dated September 18, 2006.

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

12. Subsequent Event

On October 6, 2006, we completed the financing of $2.445 billion of senior secured credit facilities for Insight Midwest Holdings. The facilities comprise term loans in the amount of $2.185 billion and a $260.0 million revolving credit facility. The proceeds were used to refinance Insight Midwest Holdings’ existing senior credit facilities and to redeem all of Insight Midwest’s 10 ½% Senior Notes due November 1, 2010 and $185.0 million principal amount of Insight Midwest’s 9 ¾% Senior Notes due October 1, 2009.

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

Some of the principal reasons for our net losses through September 30, 2006 include i) depreciation and amortization associated with capital expenditures for the construction, expansion and maintenance of our systems, and, ii) interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenue	$318,105	$278,986	$931,103	$827,624
Operating costs and expenses:
Programming and other operating costs	111,431	93,514	333,676	284,269
Selling, general and administrative	82,120	73,340	243,935	204,682
Depreciation and amortization	68,743	61,054	200,398	183,274
Total operating costs and expenses	262,294	227,908	778,009	672,225
Operating income	55,811	51,078	153,094	155,399
Interest expense	65,810	57,773	188,093	168,781
Minority interest income (expense)	1,839	(2,242)	6,454	(6,069)
Net loss	(7,728)	(7,375)	(27,442)	(16,445)
Net cash provided by operating activities	67,304	81,785	200,636	225,012
Net cash used in investing activities	71,736	50,100	213,515	143,037
Net cash used in (provided by) financing activities	(19,125)	22,587	(2,376)	64,337
Capital expenditures	71,544	51,109	213,309	144,622

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(7,728)	$(7,375)	$(27,442)	$(16,445)
(Benefit) provision for income taxes	(94)	125	66	375
Loss before income taxes	(7,822)	(7,250)	(27,376)	(16,070)
Minority interest income (expense)	(1,839)	2,242	(6,454)	6,069
Loss before minority interest and income taxes	(9,661)	(5,008)	(33,830)	(10,001)
Other (income) expense:
Other	28	(834)	78	(1,505)
Interest income	(366)	(853)	(1,247)	(1,876)
Interest expense	65,810	57,773	188,093	168,781
Total other expense, net	65,472	56,086	186,924	165,400
Operating income	55,811	51,078	153,094	155,399
Depreciation and amortization	68,743	61,054	200,398	183,274
Stock-based compensation	335	3,876	1,219	7,325
Adjusted Operating Income before Depreciation and Amortization	$124,889	$116,008	$354,711	$345,998

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Operating income	$55,811	$51,078	$153,094	$155,399
Depreciation and amortization	68,743	61,054	200,398	183,274
Stock-based compensation	335	3,876	1,219	7,325
Adjusted Operating Income before Depreciation and Amortization	124,889	116,008	354,711	345,998
Changes in working capital accounts(1)	(6,918)	(13,713)	(3,246)	(8,136)
Cash paid for interest	(50,603)	(20,480)	(150,074)	(112,598)
Cash paid for taxes	(64)	(30)	(755)	(252)
Net cash provided by operating activities	67,304	81,785	200,636	225,012
Capital expenditures	(71,544)	(51,109)	(213,309)	(144,622)
Free Cash Flow	$(4,240)	$30,676	$(12,673)	$80,390

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue for the three months ended September 30, 2006 totaled $318.1million, an increase of 14% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 22% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 44,800 high-speed Internet customers during the quarter to end at 579,300 customers.

Basic cable service revenue increased 8% due to an increased customer base and video rate increases, partially offset by promotional discounts. In addition, digital service revenue increased 28% over the prior year primarily due to an increased customer base. We added a net 22,500 digital customers during the quarter to end at 597,700 customers. Other revenue also increased as a result of a settlement of a fiber lease dispute.

We have been increasing our customer growth and retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services by providing video-on-demand, high definition television and digital video recorders. We are also continuing to focus on improving customer satisfaction through higher service levels and increased customer education of product offerings.

Revenue by service offering was as follows for the three months ended September 30 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended September 30, 2006	% of Total Revenue	Three Months Ended September 30, 2005	% of Total Revenue	% Change in Revenue
Basic	$159,677	50.2%	$148,393	53.2%	7.6%
High-Speed Internet	60,402	19.0%	49,677	17.8%	21.6%
Digital	34,979	11.0%	27,300	9.8%	28.1%
Advertising	20,024	6.3%	18,416	6.6%	8.7%
Premium	13,891	4.4%	13,215	4.7%	5.1%
Telephone	13,249	4.2%	9,020	3.2%	46.9%
Franchise fees	7,496	2.3%	7,681	2.8%	-2.4%
Other	8,387	2.6%	5,284	1.9%	58.7%
Total	$318,105	100.0%	$278,986	100.0%	14.0%

Total Customer Relationships were 1,395,400 as of September 30, 2006, an increase of 61,200 from 1,334,200 as of September 30, 2005. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase. In the three months ending September 30, 2006, we added 92,400 total Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet and telephone customers, and as of September 30, 2006, had 2,608,700 RGUs, an increase of 14% from September 30, 2005. RGUs by category were as follows (in thousands):

	September 30, 2006	September 30, 2005
Basic	1,318.8	1,271.0
Digital	597.7	489.9
High-Speed Internet	579.3	439.2
Telephone	112.9	80.9
Total RGUs	2,608.7	2,281.0

Average monthly revenue per basic customer was $80.90 for the three months ended September 30, 2006 compared to $73.57 for the three months ended September 30, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases and one-time revenue from the settlement of a fiber lease dispute.

Programming and other operating costs increased $17.9 million, or 19%. Increases in customers, the addition of new programming content and substantial increases in programming rates were significant drivers of the cost increase for the three months ended September 30, 2006. For the three months ended September 30, 2005, our programming costs reflected certain programming credits and a one-time settlement for a disputed claim with a vendor. These credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the three months ended September 30, 2006, were significantly lower, causing our overall programming cost increases to be greater. Direct operating costs decreased due to a decrease in our high-speed Internet service costs as we finalized the transition of our Internet services in-house and realized both the cost savings and operational benefits of this investment partially offset by increases in telephone cost of sales as we continue to invest and roll out this product. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees; increases in repair, maintenance and warranty costs; an increase in taxes due to a change in the tax law in Kentucky; and an increase in outside installation labor due to increased customer activity.

Selling, general and administrative expenses increased $8.8 million, or 12%, primarily due to increased payroll, payroll related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in direct sales, customer care and information technology personnel to continue to upgrade and enhance our product offerings and increase customer satisfaction. A portion of these information technology personnel increases were directly related to the transition of our Internet services in-house. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Customer billing, collection fees and bad debt expense increased due to the increase in our customer base.

Depreciation and amortization expense increased $7.7 million, or 13%, primarily as a result of an increased level of capital expenditures through September 30, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $8.9 million to $124.9 million, an increase of 8% over the prior year’s third quarter.

Interest expense increased $8.0 million, or 14%, due to:

•       higher interest rates, which averaged 9.1% for the three months ended September 30, 2006, as compared to 8.3% for the three months ended September 30, 2005;

•       the termination of our interest rate swap agreement during the three months ended September 30, 2006; and

•       additional interest expense on the now fully accreted 12 ¼% Senior Discount Notes.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue for the nine months ended September 30, 2006 totaled $931.1 million, an increase of 13% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 27% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 108,900 high-speed Internet customers during the nine months ended September 30, 2006 to end at 579,300 customers.

Basic cable service revenue increased 7% due to an increased customer base and video rate increases, partially offset by promotional discounts. We added a net 37,200 basic customers during the nine months ended September 30, 2006 to end at 1,318,800 customers. In addition, digital service revenue increased 23% over the prior year primarily due to an increased customer base. We added a net 78,900 digital customers during the nine months ended September 30, 2006 to end at 597,700 customers.

Revenue by service offering was as follows for the nine months ended September (dollars in thousands):

	Revenue by Service Offering
	Nine Months Ended September 30, 2006	% of Total Revenue	Nine Months Ended September 30, 2005	% of Total Revenue	% Change in Revenue
Basic	$478,212	51.4%	$446,096	53.9%	7.2%
High-Speed Internet	175,515	18.9%	138,108	16.7%	27.1%
Digital	101,009	10.8%	81,899	9.9%	23.3%
Advertising	57,741	6.2%	55,153	6.7%	4.7%
Premium	41,137	4.4%	41,305	5.0%	-0.4%
Telephone	37,132	4.0%	25,139	3.0%	47.7%
Franchise fees	22,234	2.4%	22,884	2.8%	-2.8%
Other	18,123	1.9%	17,040	2.0%	6.4%
Total	$931,103	100.0%	$827,624	100.0%	12.5%

Average monthly revenue per basic customer was $79.43 for the nine months ended September 30, 2006 compared to $72.52 for the nine months ended September 30, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $49.4 million, or 17%. Increases in customers, the addition of new programming content and substantial increases in programming rates were significant drivers of the cost increase for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, our programming costs reflected certain programming credits and a one-time settlement for a disputed claim with a vendor. These credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the nine months ended September 30, 2006, were significantly lower, causing our overall programming cost increases to be greater. In addition, direct operating costs increased due to an increase in our high-speed Internet service costs and telephone cost of sales. These increases are primarily attributable to the growth in our high-speed Internet and telephone customer base and the payment of contractually obligated and other one-time transition costs to bring Internet services in-house. Other operating costs increased primarily as a result of increases in repair, maintenance and warranty costs; increases in gasoline prices for our vehicle fleet; an increase in taxes due to a change in the tax law in Kentucky; an increase in utility related expenses; and an increase in outside installation labor due to increased customer installation and disconnect activity.

Selling, general and administrative expenses increased $39.3 million, or 19%, primarily due to increased payroll, payroll related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Customer billing, collection fees and bad debt expense increased due to the increase in our customer base. Professional fees also increased due to increased legal activity for the nine months ended September 30, 2006.

Depreciation and amortization expense increased $17.1 million, or 9%, primarily as a result of an increased level of capital expenditures through September 30, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $8.7 million to $354.7 million, an increase of 3% over the nine months ended September 30, 2005.

Interest expense increased $19.3 million, or 11%, due to:

•        higher interest rates, which averaged 8.9% for the nine months ended September 30, 2006, as compared to 8.1% for the nine months ended September 30, 2005;

•        the termination of our interest rate swap agreement during the nine months ended September 30, 2006; and

•        additional interest expense on the now fully accreted 12¼% Senior Discount Notes.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial ongoing capital requirements for the construction, expansion and maintenance of its broadband networks and provision of new services. In the past, expenditures have been made for various purposes, including the upgrade of the existing cable network, and will continue to be made for network extensions, network capacity and bandwidth increases, installation of new services, customer premise equipment (e.g., set-top boxes), deployment of new product and service offerings, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the nine months ended September 30, 2006 and 2005 was $200.6 million and $225.0 million. The decrease was primarily attributable to the effect of the initial cash interest payment on the 12¼% Senior Discount Notes partially offset by the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $213.5 million and $143.0 million. The increase primarily was due to increases in capital expenditures. For the nine months ended September 30, 2006 and 2005, Insight spent $213.3 million and $144.6 million in capital expenditures. These expenditures principally constituted purchases of customer premise equipment, capitalized labor, installation materials, headend equipment, network capacity and bandwidth increases and system upgrades and rebuilds, all of which are necessary to maintain Insight’s existing network, grow its customer base and expand its service offerings.

Cash provided by financing activities for the nine months ended September 30, 2006 was $2.4 million compared to $64.3 million of cash used in financing activities for the nine months ended September 30, 2005. The decrease was due to $65.0 million in net proceeds from borrowings under our credit facility for the nine months ended September 30, 2006.

Free Cash Flow for the nine months ended September 30, 2006 totaled ($12.7) million, compared to $80.4 million for the nine months ended September 30, 2005. This decrease in Free Cash Flow of $93.1 million was primarily driven by the following:

•       A $68.7 million increase in capital expenditures; and

•       A $37.5 million increase in cash interest expense paid primarily driven by the initial cash interest payment on the 12¼% Senior Discount Notes and an increase in interest rates.

These uses of cash were offset by:

•       An $8.7 million increase in Adjusted Operating Income and Depreciation and Amortization; and

•       A $4.9 million decrease in the use of Free Cash Flow over the same period in the prior year from changes in working capital accounts.

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. On October 6, 2006, Insight Midwest Holdings completed the financing of $2.445 billion of senior secured credit facilities. The facilities comprise term loans in the amount of $2.185 billion and a $260.0 million revolving credit facility. The proceeds were used to refinance Insight Midwest Holdings’ existing senior credit facilities and to redeem all of Insight Midwest’s 10½% Senior Notes due November 1, 2010 and $185.0 million principal amount of Insight Midwest’s 9¾% Senior Notes due October 1, 2009. This financing will reduce Insight’s interest expense and near term debt amortizations. As of November 8, 2006, $110.3 million of the $260.0 million revolving credit facility was drawn (including $9.3 million in letters of credit) and Insight had the ability to draw upon $149.7 million of unused availability to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. Insight expects to use any available Free Cash Flow to repay its indebtedness.

We have a substantial amount of debt. Our high level of debt could have important consequences for you. Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us and are restricted by the terms of their indebtedness from doing so. Because of such restrictions, our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries. As of September 30, 2006 we were in compliance with all covenants under our credit agreement.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of September 30, 2006 (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2006	$20,875	$1,328	$22,203
2007	83,500	4,176	87,676
2008	104,750	3,554	108,304
2009	1,582,500	2,546	1,585,046
2010	630,000	667	630,667
Thereafter	350,000	1,433	351,433
Total cash obligations	$2,771,625	$13,704	$2,785,329

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

The aggregate fair market value and aggregate carrying value of our 9¾% and 10½% senior notes and 12¼% senior discount notes was $1.4 billion as of September 30, 2006. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of December 31, 2005, the cost, if terminated, of our interest rate swap agreement was $2.4 million and was reflected in our financial statements as an other non-current liability.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) or 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 in Item 1 of PART I, Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, we issued 3,705 shares of Series F Non-voting common stock to certain of our employees. The issuances of non-voting common stock were not registered under the Securities Act of 1933 because such issuances were offered and sold in transactions not involving a public offering, and therefore exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

Item 5. Other Information

Termination of a Material Definitive Agreement

As previously reported, on October 6, 2006, notices of redemption were delivered to the holders of the 10 1/2% Senior Notes due 2010 (“10 1/2% notes”) and the 9 3/4% Senior Notes due 2009 (“9 3/4% notes”) originally issued by Insight Midwest and Insight Capital, Inc. (together, the “Issuers”), in accordance with the terms and conditions of the 10 1/2% notes and the 9 3/4% notes. On November 7, 2006, in accordance with the notices of redemption, the Issuers redeemed all $630 million outstanding principal amount of the 10 1/2% notes at a redemption price of 103.5% of the principal amount, plus accrued and unpaid interest, and $185 million principal amount of the 9 3/4% notes at a redemption price of 101.625% of the principal amount redeemed, plus accrued and unpaid interest. The aggregate redemption price, including the redemption premium and accrued but unpaid interest, of $843 million was funded with Insight Midwest Holdings credit facilities and cash on hand.

As of November 7, 2006, following the redemption, the 10 1/2% notes ceased to be issued and outstanding. The 9 3/4% notes were redeemed on a pro rata basis, and Insight Midwest will continue to make scheduled interest payments on the remaining outstanding $200 million aggregate principal amount of 9 3/4% notes in accordance with, and otherwise comply with, the indenture governing the 9 3/4% notes.

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

Date: November 9, 2006	INSIGHT COMMUNICATIONS COMPANY, INC.
By: /s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)