Form 10-K
period 2006-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2007-03-27
CIK 1084421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

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

Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant. Not Applicable

Indicate the number of shares outstanding of the registrant’s common stock. Not Applicable

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this annual report under Item 1A, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

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

General

Insight Communications Company, Inc. is the ninth largest cable operator in the United States based on customers served. As of December 31, 2006, we had over 1.4 million customer relationships. Our customers are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. We offer our customers bundled, state-of-the-art video, voice and data services, including high-definition television, digital video recorders, video-on-demand, subscription video-on-demand, two tiers of high-speed Internet access service, and voice telephony.

Insight Midwest, L.P. is a partnership owned 50% by us and 50% by an indirect subsidiary of Comcast Cable Holdings, LLC, which is a subsidiary of Comcast Corporation, the largest cable operator in the United States. Insight Midwest is the owner of the systems serving all of our customers, and our 50% interest in Insight Midwest constitutes substantially all of our operating assets. The Insight Midwest partnership agreement provides that either partner has the right to commence a split-up process with respect to Insight Midwest by giving notice to the other partner. To date, neither partner has delivered such notice.

Our principal offices are located at 810 Seventh Avenue, New York, New York 10019, and our telephone number is (917) 286-2300.

Strategy

Our strategy is to be a full-service provider of entertainment, information and communications services. This strategy is centered on offering attractive products and services that will be valued by our customers, and providing the highest level of customer service. We focus on building strong relationships within the communities in which we operate. We believe that our local presence and relationships with our communities and customers distinguishes us from our competitors and results in higher customer satisfaction. In addition, we intend to continue to leverage the capacity and capability of our upgraded broadband network to develop new and enhanced products and services for our customers.

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

Focus on operating large, tightly-grouped clusters of cable systems in markets with attractive demographic profiles

In addition to its geographic concentration, our communications network is tightly-grouped, or “clustered.” As a result, the amount of capital necessary to deploy new and enhanced products and services is significantly reduced on a per home basis. We believe that the highly clustered nature of our systems also enables us to more efficiently deploy our marketing dollars and maximizes our ability to enhance customer awareness, increase use of our products and services and build brand support.

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

Leverage  advanced broadband network to offer bundled services and introduce new and enhanced products

Our advanced broadband network provides significant capacity and the flexibility to offer our customers an array of products and services. The capacity of a cable system to offer products and services is determined by its bandwidth. As of December 31, 2006, we estimate that over 98% of our customers were passed by our upgraded network, with a bandwidth capacity of 750 megahertz (MHz) or greater. At the end of 2006, digital cable was available to 95% of basic customers passed by our broadband network, high-speed Internet was available to 99% of homes passed and telephone service was available to 56% of homes passed.

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

As of December 31, 2006, our systems were comprised of approximately 31,300 network miles serving over 1.3 million basic video customers and passing approximately 2.5 million homes resulting in a density of approximately 79 homes per mile. As of that date, our systems were made up of an aggregate of 23 headends. As of December 31, 2006, we estimate that approximately 98% of our customers were passed by our upgraded network.

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

Products and Services

We offer our customers a full array of traditional cable television services and programming offerings. We tailor both our basic line-up and our additional channel offerings to each regional system in response to demographics, programming preferences, competition and local regulation. We offer a basic level of service which includes up to 33 channels of television programming. As of December 31, 2006, approximately 91% of our basic customers chose to pay an additional amount to receive additional channels under our “Classic” or “expanded” service.

As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed Internet services. In addition, we are offering telephone services to our customers in a majority of our markets.

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

Interactive Digital Video

The implementation of interactive digital technology significantly enhances and expands the video and service offerings we provide to our customers. Because of the significantly increased bandwidth and two-way transmission capability of our state-of-the-art technical platform, we have designed a more extensive digital product that is rich in attractive features and provides customers with a high degree of interactive capability. Our interactive digital service is designed to exploit the advantages of a broadband network using the existing generation of set-top devices.

We are packaging our digital service under the “Insight Digital” brand, which includes the following features:

•       a digital set-top box and remote control

•       a 40-channel digital audio music service

•       an interactive program guide for all analog and digital channels and video-on-demand programming

•       access to a significant number of additional programming channels in various packages sold for an additional charge

•       access to extensive video-on-demand programming, including movies and free programming from a number of cable networks

•       access to high-definition programming content from local broadcasters and certain cable programmers (which may require an upgrade to a high-definition digital set-top box and an additional charge for certain programming)

•       digital video recorder capability (which requires an upgrade to a digital video recorder set-top box and an additional charge)

•       access to multichannel premium services, including in many cases subscription video-on-demand, for customers who separately subscribe to premium channels such as HBO and Showtime

In the fall of 2006, we launched “Insight Digital 2.0,” the first in a planned series of upgrades to our Insight Digital service. This upgrade introduced a comprehensive theme-based lineup of digital channels, organizing channels in a manner that makes it easier for customers to find what they want to watch. Grouping channels with the same theme also introduces our customers to new channels they may not have previously noticed and allows customers to recognize the robust nature of our digital offering. As part of the upgrade, we added a significant number of new digital channels in newly repackaged digital programming offerings.

We offer a high-definition programming service consisting of broadcast networks and premium channels. We expanded our offering of high-definition premium channels in connection with our launch of Insight Digital 2.0. Digital customers with high-definition television (HDTV) sets can receive any high-definition programming that is available from local broadcasters. HDTV customers who have HBO or Showtime would receive any HDTV programs available from these networks as well. We believe that offering HDTV programming from local broadcasters puts us in a favorable competitive position with the direct broadcast satellite television distributors which have limited HDTV programming due to capacity restrictions.

For an additional monthly charge over our Insight Digital price, we offer a single digital set-top box which integrates our existing HDTV programming and video-on-demand services with a new digital video recorder (DVR) service. These advanced services are supported by Gemstar-TV Guide’s interactive program guide.

Our digital customers are served by a video-on-demand (VOD) infrastructure provided by SeaChange International, Inc. Customers receive the movies electronically over the network and have full VCR functionality, including pause, play, fast forward and rewind. The movies are delivered with a high quality digital picture and digital sound. Our video-on-demand product is designed to provide movies at prices comparable to those charged for videotape rentals, pay-per-view and near video-on-demand movies, but with far greater convenience and functionality. Additionally, customers who subscribe to premium services, such as HBO and Showtime, can access selected movies and original programming from these networks at no additional cost to their regular monthly premium channel fee utilizing our video-on-demand system. Insight’s video-on-demand system also provides free content from certain cable networks including the NFL Network, Food Network, DIY Network and the National Geographic Channel to any digital customer with VOD access. As part of the upgrade of our digital service to Insight Digital 2.0, we added a significant number of new video-on-demand titles, many of which are free. As of December 31, 2006, digital service was available to 95% of basic customers passed by our broadband network,  with nearly 100% of our digital customer base having access to video-on-demand services.

High-Speed Internet

We offer high-speed Internet service for all of our upgraded systems through our own regional network branded “Insight Broadband,” except for our Columbus, Ohio system, which utilizes the RoadRunner service. During the second quarter of 2006, we undertook an upgrade of our Internet service which required us to migrate all of our Insight Broadband customers to a new, in-house network. In connection with the transition, we have acquired and established our own technical platform to independently provision new customers, manage IP addresses, provide e-mail and personal web pages, as well as manage IP transit and peering with other Internet service providers. This transition has enabled us to more efficiently provision and manage our Internet service and deliver a more reliable product with enhanced features and functions to our customers.  As of December 31, 2006, high-speed Internet services were available to approximately 2.4 million of our homes passed and served approximately 611,200 of our customers.

The broad bandwidth of our cable network enables data to be transmitted significantly faster than traditional telephone-based modem technologies, and the cable connection does not interfere with normal telephone activity or usage. For example, cable’s on-line customers can download large files from the Internet in a fraction of the time it takes when using any widely available telephone modem technology. Moreover, surfing the Internet on a high-speed network removes the long delays for Web pages to fully appear on the computer screen, allowing the experience to more closely approximate the responsiveness of changing channels on a television set. In addition, the cable modem is always on and does not require the customer to dial into an Internet service provider and await authorization. In November 2006, Insight Broadband was enhanced to deliver downstream speeds of up to ten megabits per second and upstream speeds of up to one megabit per second. We have rebranded our service to reflect the enhanced speed as “Insight Broadband 10.0.”

Telephone Services

Under the “Insight Phone” and “Insight Phone 2.0” brands, as of December 31, 2006, telephone services were available in a majority of our markets, with a total of approximately 1,392,700 marketable homes passed, and approximately 123,400 customers. Our telephone services enable us to offer our customers a bundle of video, high-speed data and voice services. With our telephone offerings, we provide unlimited local and long distance calling as well as popular calling features such as voice mail, caller ID, *69, call waiting, three-way calling and call forwarding.

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

Recognizing the opportunities presented by newly available products and services and favorable changes in the regulatory environment, we executed a series of asset swaps, acquisitions and entered into several joint ventures that resulted in our current composition. The largest of these transactions were the 50/50 joint ventures formed with Comcast Cable (formerly known as AT&T Broadband) and its affiliates in October 1998 with respect to the Indiana systems, in October 1999 with respect to the Kentucky systems and in January 2001 with respect to the Illinois systems. As of December 31, 1997, our systems had approximately 180,000 customers with the two largest concentrations in Utah and Indiana, which together represented less than half of our customers. We believe that we have successfully transformed our assets so that we currently own, operate and manage a cable television network with over 1.4 million customer relationships, all of which are clustered in the contiguous states of Indiana, Kentucky, Illinois and Ohio. Our current assets are reflective of our strategy to own systems that have high ratios of customers to headends.

In July 1999, we completed an initial public offering of 26,450,000 shares of our Class A common stock, raising an aggregate of approximately $650.0 million. In December 2005, we completed a going-private merger with Insight Acquisition Corp., an entity organized by certain affiliates of The Carlyle Group. As a result of the transaction, all shares of our then outstanding Class A common stock, other than those shares held by certain stockholders who elected to maintain their investment in us, were converted into the right to receive $11.75 per share in cash, and we were recapitalized with new classes of capital stock. The transaction resulted in our becoming a privately-held corporation.

Our Systems

As of December 31, 2006, we had over 1.4 million customer relationships. Our customers are concentrated in the four contiguous states of Indiana, Kentucky, Illinois and Ohio. Our systems form three regional clusters: the East Region, the West Region and the South Region. We are the largest operator of cable systems in Kentucky and the second-largest in both Indiana and Illinois.

We are able to realize significant operational synergies due to the size of the clusters in these states and the geographic proximity of all of our systems. In all of our systems, we have substantially completed upgrading our system infrastructure to enable us to deliver new technologies, products and services to provide our customers with greater value and choices in the face of growing competition. As network upgrades were activated, we deployed new and enhanced products and services in substantially all of our markets, including interactive digital video and high-speed Internet services. In addition, we are offering telephone services to our customers in a majority of our markets.

Our highly clustered systems enable us to (a) more efficiently invest our marketing dollars and maximize our brand awareness, (b) more economically introduce new and enhanced services, (c) more effectively manage our operations; and (d) reduce our overall operating and maintenance costs as a result of our ability to deploy fiber and reduce the number of headends we use throughout our systems. As a result, we believe we are able to achieve improved operating performance on both a combined and system-wide basis. Our relationship with Comcast Cable provides us with substantial purchasing economies for both our programming and hardware needs.

The East Region

As of December 31, 2006, the East Region passed approximately 854,400 homes and served approximately 436,100 customers. The East Region, comprised of systems located within the States of Indiana, Kentucky and Ohio, is organized in six management districts:

The Central District

As of December 31, 2006, the Central District passed approximately 151,500 homes and served approximately 82,500 customers, principally in the community of Bloomington. The City of Bloomington, located 45 miles south of Indianapolis, is the home of Indiana University. Besides the University, major employers include Baxter Pharmaceutical, Bloomington Hospital, Cook Incorporated and General Electric.

The Southwest District

As of December 31, 2006, the Southwest District passed approximately 130,100 homes and served approximately 61,000 customers, principally in the communities of Evansville, Boonville, Mt. Vernon, Princeton and Jasper, Indiana, as well as Henderson, Kentucky. Major employers include Alcoa, Whirlpool and Bristol-Myers Squibb.

WideOpenWest overbuilds our cable network in the City of Evansville, providing cable television, high-speed Internet and telephone services in the City of Evansville and neighboring areas.

The Lexington District

As of December 31, 2006, the Lexington District passed approximately 147,700 homes and served approximately 87,200 customers from a single headend. Lexington is Kentucky’s second largest city, located in the central part of the state. Major employers in the Lexington area include the University of Kentucky, Toyota and Lexmark International.

The Northern Kentucky District

As of December 31, 2006, the Northern Kentucky District passed approximately 160,000 homes and served approximately 85,000 customers from a single headend primarily in the City of Edgewood. Covington is Kentucky’s fifth largest city. Major employers in the Covington area include Delta Airlines, Toyota, Citicorp, Ashland, Inc., Fidelity Investments, BICC General Cable Corporation, Omnicare, COMAIR, Levis Strauss, Gap, Inc., Mazak Corp., R.A. Jones, Inc. and Ticona.

The Bowling Green District

As of December 31, 2006, the Bowling Green District passed approximately 40,200 homes and served approximately 26,000 customers from a single headend. Bowling Green is located 120 miles south of Louisville, 110 miles southwest of Lexington and 70 miles north of Nashville, Tennessee. Bowling Green is the fourth largest city in Kentucky and is the home of Western Kentucky University. Major employers in the Bowling Green area include General Motors, Fruit of the Loom, Commonwealth Health Corporation, DESA International and Houchens Industries.

The Columbus District

As of December 31, 2006, the Columbus District passed approximately 224,900 homes and served approximately 94,400 customers from a single headend. The District serves the eastern portion of the City of Columbus and adjacent suburban communities within eastern Franklin County and the contiguous counties of Delaware, Licking, Fairfield and Pickaway. The City of Columbus is the 34th largest designated market area, the capital of Ohio and the home of Ohio State University. In addition to the state government and university, the Columbus economy is well diversified with the significant presence of prominent companies such as The Limited, Merck, Wendy’s, Nationwide Insurance, JP Morgan Chase Bank and Worthington Industries. In addition, the Columbus District provides exclusive local sports and entertainment programming, featuring a variety of sporting events from area high schools and the Ohio State University to Columbus Clippers baseball and Columbus Crew major league soccer.

In 1996, Ameritech obtained a citywide cable television franchise for the City of Columbus and most other suburban communities in Franklin County. WideOpenWest acquired the assets of Ameritech in December 2001, and has built its system, both in our service area and in the Time Warner service area on the west side of Columbus.

The West Region

As of December 31, 2006, the West Region passed approximately 1,041,400 homes and served approximately 601,000 customers. The West Region, comprised of systems located within the States of Indiana and Illinois, is organized in seven management districts:

The Northwest District

As of December 31, 2006, the Northwest District passed approximately 110,200 homes and served approximately 69,500 customers, principally in the communities of Lafayette and Kokomo. The City of Lafayette is the home of Purdue University. Besides Purdue University, major employers for Lafayette and

Kokomo include Eli Lilly, Subaru, Caterpillar, Great Lakes Chemical, Lafayette Life Insurance, Delphi Electronics and Chrysler.

The Northeast District

As of December 31, 2006, the Northeast District passed approximately 215,400 homes and served approximately 119,700 customers in Richmond as well as in the suburban communities near Indianapolis, including Noblesville, and extending north to Anderson and east to Richmond, Indiana. Indianapolis is the state capital of Indiana and is the twelfth largest city in the United States. Major employers include General Motors, Eli Lilly, Sallie Mae, Roche, Bridgestone/Firestone and Anderson University.

The Northern Illinois District

As of December 31, 2006, the Northern Illinois District, which is comprised of Rockford and Dixon, Illinois, passed approximately 210,200 homes and served approximately 118,800 customers. Rockford is Illinois’ second largest city. Major employers in the Rockford metropolitan area include Chrysler Corporation, Rockford Health System, Sundstrand Corporation and Swedish American Health Systems. Dixon customers are principally in the communities of Rock Falls, Peru and Dixon. Dixon is located in the north/central part of the State of Illinois. Major employers in the Dixon area include the State of Illinois, Raynor Manufacturing Company and Borg Warner Automotive.

The Peoria District

As of December 31, 2006, the Peoria District passed approximately 209,200 homes and served approximately 126,500 customers, principally in the communities of Bloomington and Peoria, Illinois. Bloomington is located in the north central part of the state. The Bloomington system is home to Illinois State University with close to 20,500 students and Illinois Wesleyan University with over 2,100 students. The major employers in Bloomington are State Farm Insurance and Mitsubishi Motor Company of America. Peoria is the fifth largest city in Illinois, located in the north central part of the state. The Peoria system is home to Bradley University. Major employers in the Peoria area include the world headquarters of Caterpillar. Peoria is the regional medical center in the State of Illinois outside Chicago. With the University of Illinois College of Medicine and four recognized hospitals within the city limits, Peoria ranks high on the list of those cities offering superior health care.

The Springfield District

As of December 31, 2006, the Springfield District passed approximately 148,400 homes and served approximately 88,300 customers, principally in the communities of Decatur and Springfield. Springfield is the capital of Illinois and the sixth largest city in the state, located in the central part of the state. The major employer in the Springfield area is the State of Illinois.

The Quincy District

As of December 31, 2006, the Quincy District passed approximately 45,400 homes and served approximately 24,200 customers, spread out over a rural four-county area in far Western Illinois, including Canton and Macomb. Quincy major employers include Harris Broadcast Corporation, ADM Corporation, Knapheide, Blessing Hospital and Quincy University. Macomb is the home of Western Illinois University with about 12,000 students. Other major employers in Macomb include NTN Bower, McDonough District Hospital and Pella. Canton has one major employer, Graham Hospital and is a bedroom community to Peoria, Illinois.

The Champaign District

As of December 31, 2006, the Champaign District passed approximately 102,600 homes and served approximately 54,000 customers. Champaign/Urbana is located in the eastern central part of the state. The Champaign District is home to the University of Illinois with approximately 43,000 students. Major employers in the Champaign and Urbana areas include the University of Illinois, Kraft Foods and the Carle Clinic Association.

The South Region

As of December 31, 2006, the South Region passed approximately 569,400 homes and served approximately 285,700 customers, principally in the City of Louisville, Kentucky. This region includes approximately 95,400 homes passed and approximately 43,700 customers served by the Scottsburg, Jeffersonville and New Albany, Indiana systems which are operated by the management of the Louisville, Kentucky system. Louisville is the 16th largest city in the United States and is Kentucky’s largest city. It is located in the northern region of the state, bordering Indiana. Louisville is located within a day’s drive of nearly 50% of the United States population, which makes it an important crossroads for trade and business. Major employers in the Louisville metropolitan area include Humana, UPS, General Electric and Ford.

Sales and Marketing

Our strategy is to improve customer satisfaction and reduce churn in addition to selling video, high-speed Internet and telephone services to our customers and potential customers, thereby increasing market share. Customers who purchase more than one service may, in some cases, be eligible for a bundled discount. We regularly use targeted campaigns to sell the appropriate services to both our existing and our potential customer base. Our customer service representatives are trained and given the support to use their daily contacts with customers as opportunities to sell them additional services.

Due to the nature of the communities we serve, we are able to market our services in ways not typically used by urban cable operators. We can market products and services to our customers at our local offices where many of our customers pay their monthly cable bills in person. Examples of our in-store marketing include the promotion of premium services as well as point-of-purchase demonstrations that will allow customers to experience our high-speed Internet service and interactive digital products. We aggressively promote our services utilizing both broad and targeted marketing tactics, including outdoor billboards, retail partnerships, including Best Buy and H.H. Gregg, direct mail, cross-channel promotion, print and broadcast. We also employ other marketing tactics such as door-to-door sales and outbound marketing.

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

Programming Suppliers

Most cable companies purchase their programming product directly from the program networks by entering into a contractual relationship with the program supplier. The vast majority of these program suppliers offer the cable operator license fee rate cards with size-based volume discounts and other financial incentives, such as launch and marketing support.

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

We provide ongoing support for Cable in the Classroom, an industry initiative that earns recognition both locally and nationally for its efforts in furthering the education of students. We further underscore our commitment to education by offering high-speed Internet access to accredited schools in our service area, building upon the cable industry’s pledge to provide free high-speed Internet access to eligible local schools and public libraries. We offer students and teachers the resources of broadband content and robust cable programming to enrich the learning experience.

One of the advantages a local cable operator has over nationally distributed competitors is its ability to develop local programming. To further strengthen community relations and differentiate us from direct broadcast satellite television systems and other multichannel video providers, we provide locally produced and oriented programming. Several of our systems have full production capabilities, with in-house and/or studios to create local content. We offer a broad range of local programming alternatives, including community information, local government proceedings and local specialty interest shows. In some of our markets, we are the exclusive broadcaster of local college and high school sporting events, which we believe provides unique programming and builds customer loyalty. We believe that our emphasis on local programming creates significant opportunities for increased advertising revenues.

Franchises

Cable television systems are constructed and operated under fixed-term non-exclusive franchises or other types of operating authorizations that are granted by either local governmental or centralized state authorities. These franchises typically contain many conditions, such as:

•       Time limitations on commencement and completion of construction of the cable network;

•       Conditions of service, including the number of channels, the provision of free service to schools and other public institutions;

•       The maintenance of insurance and indemnity bonds; and

•       The payment of fees to communities.

As of December 31, 2006, we held authorizations to provide cable service to 547 jurisdictions in the aggregate, consisting of 201 in Indiana, 192 in Kentucky, 125 in Illinois and 29 in Ohio. Many of these authorizations require the payment of fees to a designated authority of 3% to 5% of gross revenues, as defined by each authorization, from the related local government area. We operate our Indiana cable television systems pursuant to authorization under a state-issued franchise.

The Communications Act of 1934 prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross annual revenues from the provision of cable services and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances that render performance commercially impracticable.

The following table summarizes information relating to the year of expiration of our franchises, as of December 31, 2006:

Year of Franchise Expiration	Number of Franchises	Percentage of Total Franchises	Estimated Number of Basic Customers	Percentage Total Basic Customers Under Franchises
Expired*	91	26.2%	195,502	26.6%
2007	8	2.3%	89,919	12.2%
2008	19	5.4%	26,496	3.6%
2009	29	8.4%	90,295	12.3%
2010	35	10.1%	56,969	7.7%
After 2010	165	47.6%	276,867	37.6%

*                    Such franchises are operated on a month-to-month basis and are in the process of being renewed. The foregoing table excludes our authorization issued pursuant to the Indiana state-issued franchise because such authorization is not limited to a fixed term.

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

Congress has enacted legislation and the FCC has adopted regulatory policies providing a more favorable operating environment for new and existing technologies, in particular direct broadcast satellite television system operators, that continue to provide increased competition to cable systems. Congress has also enacted legislation which permits direct broadcast satellite companies to retransmit local television signals, eliminating one of the objections of consumers about switching to satellites. Moreover, the FCC recently adopted rules that limit the ability of local franchising authorities to impose certain “unreasonable” requirements, such as public, governmental and educational access, institutional networks and build-out requirements, when issuing competitive franchises. These rules effectively permit competitors with existing authority to use the rights-of-ways to begin operation of cable systems no later than 90 days, and all others 180 days, after filing a franchise application and preempt conflicting existing local laws, regulations and requirements including level-playing field provisions.

The 1996 Telecom Act contains provisions designed to encourage local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Certain telephone companies are carrying out announced plans to deploy broadband services, including video programming services, using a switched Internet protocol platform or other technologies in some cases designed to avoid certain regulatory burdens imposed on our business. Legislation recently passed in several states, including Indiana, and similar legislation is pending, or has been proposed in certain other states and in Congress, that would allow local telephone companies to deliver services in competition with our cable service, without obtaining equivalent local franchises. Such a legislatively granted advantage to our competitors could adversely affect our business. Indiana, the state in which we had the greatest number of local franchises, recently passed legislation under which the Indiana Utility Regulatory Commission became the state’s sole video franchising authority on July 1, 2006. Some franchise obligations under these state-issued franchises are tied to a pro-rata application of the obligations imposed on the incumbent under its locally-issued franchise issued prior to July 1, 2006. This legislation may significantly speed the ability to fulfill the regulatory prerequisites to new entrants seeking to provide video service in Indiana. Local exchange telephone companies and other companies also provide facilities for the transmission and distribution to homes and businesses of interactive computer-based services, including the Internet, as well as data and other non-video services. The ability of local exchange telephone companies to cross-subsidize video, data and telecommunication services also poses some threat to cable operators.

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

Cable television systems are operated under non-exclusive franchises granted by local or state authorities thereby allowing more than one cable system to be built in the same area. Although the number of municipal and commercial overbuild cable systems is small, the potential profitability of a cable system is adversely affected if the local customer base is divided among multiple systems. Additionally, constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2006, our Evansville, Indiana and Columbus, Ohio systems were overbuilt. As a result, approximately 9% of the total homes passed by our systems were overbuilt as of such date.

Direct broadcast satellite television systems use digital video compression technology to increase the channel capacity of their systems. Direct broadcast satellite service is currently being provided by DIRECTV, Inc and EchoStar Communications Corporation. Direct broadcast satellite television systems have some advantages over cable systems that have not been upgraded, such as greater channel capacity and digital picture quality. The 2003 acquisition of DIRECTV by News Corp. provided it with access to financial, programming and other resources that could enhance its competitive potential. On December 22, 2006, Liberty Media Corporation, an entity that owns or operates several of the cable programming services that we offer, announced that it had entered into a definitive agreement to acquire News Corporation’s ownership interest in DirecTV. On January 8, 2007, DirecTV announced that it planned to offer more than 100 channels of high definition beginning in the third quarter of 2007 and is adding the capacity to offer 150 such channels in the future. On February 1, 2007, EchoStar announced that it would begin offering more than thirty channels of high definition programming.  Although direct broadcast satellite television systems are statutorily permitted to retransmit the signals of local television stations in their local markets, direct broadcast satellite television systems have a limited ability to offer locally produced programming, and do not have a significant local presence in the community. In addition, direct broadcast satellite television system packages can be more expensive than cable, especially if the subscriber intends to view the service on more than one television in the household. Finally, direct broadcast satellite television systems do not have the same full two-way capability (such as video-on-demand), which we believe will limit their ability to compete in a meaningful way in interactive television, high-speed Internet and voice communications. According to the most recent video competition report released by the FCC on March 3, 2006, direct broadcast satellite has enjoyed a 27.7% average penetration nationwide, and we believe that satellite penetration in our various markets generally is at or below such average.

The digital subscriber line technology (“DSL”) offered by telephone companies allows Internet access over traditional phone lines at data transmission speeds typically greater than those available by a standard telephone modem. Although these transmission speeds are not as great as the transmission speed of a cable modem, we believe that the transmission speed of DSL technology is sufficiently high that such technology competes with cable modem technology. The FCC is currently considering its authority to promulgate rules to facilitate the deployment of these services and regulate areas including high-speed Internet and interactive Internet services. We cannot predict the outcome of any FCC proceedings, or the impact of that outcome on the success of our Internet access services or on our operations. Major telephone companies are carrying out their announced plans to construct new fiber networks over the next several years and to offer high-speed data and video services over these fiber networks. In addition, other technologies are entering the marketplace such as broadband wireless networks. In December 2006, one major provider, AT&T, acquired BellSouth Corp. which could give it access to greater resources and economies of scale as well as increase its geographic footprint. In addition, the FCC has approved the provision of broadband Internet service to consumers over electric power lines.

As we continue to expand our offerings to include telephone services, such services will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers as well as competing providers using alternative technologies such as voice over Internet protocol (“VoIP”). The telecommunications industry is highly competitive and many telephone service providers may have greater financial resources than we have, or have established relationships with regulatory authorities. In addition, new technologies such as VoIP may allow competing telephone providers to offer service in competition with us over an existing broadband connection (e.g., cable modem or DSL), thereby avoiding significant capital expenditures for a local distribution infrastructure. We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.

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

Federal Regulation

The FCC, the principal federal regulatory agency with jurisdiction over cable television, has adopted regulations covering such areas as cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, cable rates, consumer protection and customer service, leased access, obscene and indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility and consumer education, ownership of home wiring, availability of programming to competitors, equal employment opportunity, availability of devices to block objectionable programming, origination cablecasting, sponsorship identification, closed captioning, political advertising, advertising limits for children’s programming, issuance of competitive franchises, signal leakage and frequency use, maintenance of various records as well as antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

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

Carriage of Broadcast Television Signals

The 1992 Cable Act contains signal carriage requirements which allow commercial television broadcast stations that are “local” to a cable television system, that is to say that the system is located in the station’s Nielsen “designated market area,” to elect every three years whether to require the cable television system to carry the station, subject to certain exceptions, or whether the cable television system will have to negotiate for “retransmission consent” to carry the station. The last election between must-carry and retransmission consent was October 1, 2005. Both broadcasters electing to require retransmission consent and affected cable operators are subject to FCC rules that impose reciprocal requirements on each party to negotiate in good faith over such consent. These rules do not require, however, that an agreement be actually reached. A January 2007 Order from the FCC’s Media Bureau stated that it was not unreasonable for a broadcaster to use the cost of traditional cable programming services as a measure of the reasonableness of the amount a broadcaster seeks in exchange for the grant of retransmission consent. A cable television system is generally required to devote up to one-third of its activated channel capacity for the carriage of local commercial television stations whether pursuant to mandatory carriage requirements or the retransmission consent requirements of the 1992 Cable Act. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of:  (i) a 50 mile radius from the station’ city of license; or (ii) the station’ Grade B contour, a measure of signal strength. Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable television systems have to obtain retransmission consent for the carriage of all “distant” commercial broadcast stations, except for certain “superstations,” which are commercial satellite-delivered independent stations such as WGN. To date, compliance with the “retransmission consent” and “must carry” provisions of the 1992 Cable Act has not had a material effect on us, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. FCC rules require carriage of local television broadcast stations that transmit solely in a digital format. In addition, the FCC has reaffirmed that a station transmitting in both analog and digital formats during the current transition period which will end on February 17, 2009, is entitled to carriage of only its analog signal and that the mandatory carriage obligation extends only to the primary video signal, not to multiple services transmitted by a station over its digital channel. No later than February 18, 2009, all television broadcasts must be solely in digital format.

Packaging of Certain Programming

Reversing the findings of a November 2004 report, the FCC released a report in February 2006 finding that consumers could benefit under certain a la carte models for delivery of video programming. The staff-level report did not specifically recommend or propose the adoption of any specific rules by the

FCC and it did not endorse a pure a la carte model where subscribers could purchase specific channels without restriction. Instead, it favored tiers plus individual channels or smaller theme-based tiers. Shortly after release of the report, the FCC voted to seek additional information as to whether cable systems with at least 36 channels are available to at least 70 percent of U.S. homes and whether 70 percent of households served by those systems subscribe. If so, the FCC may have additional discretion under the Cable Act to promulgate additional rules necessary to promote diversity of information sources. The FCC did not specify what rules it would seek to promulgate; however, the Chairman of the FCC has expressed support for family-friendly tiers of programming and availability of programming on an a la carte basis. Certain cable operators, including us, have responded by announcing the intent to offer “family-friendly” programming tiers. It is not certain whether those efforts will ultimately be regarded as a sufficient response. Congress may also consider legislation regarding programming packaging, bundling or a la carte delivery of programming. Any such requirements could fundamentally change the way in which we package and price our services. We cannot predict the outcome of any current or future FCC proceedings or legislation in this area, or the impact of such proceedings on our business at this time.

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

Franchising

In March 2007, the FCC released an order adopting rules that limit the ability of local franchising authorities to impose certain “unreasonable” requirements, such as public, governmental and educational access, institutional networks and build-out obligations, when issuing competitive franchises. The rules effectively permit competitors with existing authority to use the rights-of-ways to begin operation of cable systems no later than 90 days, and all others 180 days, after filing a franchise application and preempt conflicting existing local laws, regulations and requirements including level-playing field provisions. We cannot determine the outcome of any potential new rules on our business; however, any change that would lessen the local franchising burdens and requirements imposed on our competitors relative to those that are or have been imposed on us could harm our business.

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

Renewal of Franchises

The 1984 Cable Act and the 1992 Cable Act establish renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal and to provide specific grounds for franchising authorities to consider in making renewal decisions, including a franchisee’s performance under the franchise and community needs. Even after the formal renewal procedures are invoked, franchising authorities and cable television operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Similarly, if a franchising authority’s consent is required for the purchase or sale of a cable television system or franchise, such authority may attempt to impose burdensome or onerous franchise requirements in connection with a request for such consent. Historically, franchises have been renewed for cable television operators that have provided satisfactory services and have complied with the terms of their franchises. At this time, we are not aware of any current or past material failure on our part to comply with our franchise agreements. The City of Decatur, Illinois has denied our franchise renewal on the basis that our proposal under the formal process set forth under federal law does not meet the communities’ needs in light of their costs. An administrative hearing is scheduled for April 2007 and final disposition will be made by the City Council thereafter. We would have the right to appeal any decision to the United States District Court for review and potential remand back to the City Council. Should we receive an unfavorable action from the City of Decatur, we intend to exercise this right. We believe that we have generally complied with the terms of our franchises and have provided quality levels of service.

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

Effective July 1, 2006, pursuant to Indiana law, cable franchises that are not authorized pursuant to the state-issued franchise may be renewed by submitting an application to the Indiana Utilities Regulatory Commission which is required to issue an authorization within 15 days of receipt of a complete application.

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

Franchise Transfers

The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period. All communities and counties covered by the Indiana State Issued Video Franchise Certificate may be transferred to another operator without affirmative action on the part of the State or its political subdivisions.

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

The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable television systems and consumer electronics equipment. These regulations, among other things, generally prohibit cable television operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable television systems, and otherwise to rely on the marketplace. Pursuant to the 1992 Cable Act, the FCC has adopted rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable television systems and other multichannel video programming distributors. Pursuant to those rules, consumers are given the right to attach compatible equipment to the facilities of their multichannel video programming distributors so long as the equipment does not harm the network, does not interfere with the services purchased by other customers and is not used to receive unauthorized services. As of July 1, 2000, multichannel video programming distributors, other than operators of direct broadcast satellite television systems, were required to separate security from non-security functions in the customer premises equipment which they sell or lease to their customers and offer their customers the option of using component security modules obtained from the multichannel video programming distributors with set-top units purchased or leased from retail outlets. As of July 1, 2007, multichannel video programming distributors will be prohibited from distributing new set-top equipment integrating both security and non-security functions to their customers. In January 2007, the FCC acted on certain requests seeking waiver of these rules. The FCC denied a waiver request by Comcast while granting waivers for a small cable operator and Cablevision Systems Corporation. On behalf of all cable operators, the National Cable and Telecommunications Association (“NCTA”) filed a request to waive the rules until a downloadable security solution is available or the 2009 digital transition, whichever is earlier. Based on the FCC’s decision, it appears likely that the NCTA’s general waiver petition will be denied as will any other waivers that are not limited in time or based on a date-certain changeover to all digital services. It is possible that our vendors will be unable to deliver to us the necessary quantities of set-top boxes to enable us to comply in the future with the applicable rules. In addition, the design and manufacture of the new boxes may result in significantly higher costs to us, the amount of which cannot be determined.

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

Interactive Television

In January 2001, the FCC issued a Notice of Inquiry covering a wide range of issues relating to Interactive Television (“ITV”). Examples of ITV services are interactive electronic program guides and access to a graphic interface that provides supplementary information related to the video display. In the near term, cable systems are likely to be the platform of choice for the distribution of ITV services. The FCC has posed a series of questions including the definition of ITV, the potential for discrimination by cable systems in favor of affiliated ITV providers, enforcement mechanisms, and the proper regulatory classification of ITV service.

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

The Copyright Office has opened two proceedings in response to several petitions seeking revisions to certain compulsory copyright license reporting requirements and clarification of certain issues relating to the application of the compulsory license to the carriage of digital broadcast stations. We cannot predict the outcome of any such rulemakings; however, it is possible that certain changes in the rules or copyright compulsory license fee computations could have an adverse affect on our business by increasing our copyright compulsory license fee costs or by causing us to reduce or discontinue carriage of certain broadcast signals that we currently carry on a discretionary basis.

In February 2006, the Copyright Office reported to Congress regarding certain aspects of the satellite compulsory license as required by the Satellite Home Viewer Extension and Reauthorization Act (“SHVERA”). The Copyright Office concluded that: (i) the current DBS compulsory license royalty fee for distant signals did not reflect fair market value; (ii) copyright owners should have the right to audit the statements of account submitted by DBS providers; and (iii) the cost of administering the compulsory license system be paid by those using the copyrighted material. Neither the outcome of those proceedings, their impact on cable television operators, nor their impact on subsequent legislation, regulations, the cable industry, or our business and operations can be predicted at this time.

In 1999, Congress modified the satellite compulsory license in a manner that permits DBS providers to become more competitive with cable operators. In 2004, Congress adopted legislation extending this authority through 2009. The 2004 legislation also directed the Copyright Office to submit a report to Congress by June 2008 recommending any changes to the cable and satellite licenses that the Office deems necessary. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain suitable programming and could substantially increase the cost of programming that remains available for distribution to our subscribers. We are unable to predict the outcome of any legislative or agency activity related to either the cable compulsory license or the right of direct broadcast satellite providers to deliver local or distant broadcast signals.

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

Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. A new Kentucky statute enacted in 2005 replaces the fees established by individual franchise with a 3% excise tax and a 2.4% gross receipts tax which is also imposed on other providers of video programming service, such as DBS. A new Indiana statute effective in 2006 shifts the authority to grant new or renewal franchises from local franchising authorities to the state’s Utilities Regulatory Commission. We have elected to be governed by the state-level franchise law with respect to all our cable systems in Indiana. Our Indiana state-issued franchises provide for certain obligations similar to our previous local franchises, such as franchise fee payments and public, educational and governmental access channel requirements, but have certain advantages such as free transferability and no renewal obligations. This statute also will likely greatly speed the ability for new entrants  to provide video service in Indiana. A few other states have either passed similar legislation while others have similar legislation pending.

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

Internet Access Service

We offer a service which enables consumers to access the Internet at high speeds via high capacity broadband transmission facilities and cable modems. We compete with many other providers of Internet access services which are known as Internet service providers (“ISPs”). ISPs include such companies as America Online, MSN and Earthlink as well as major telecommunications providers, including AT&T, Verizon and other local exchange telephone companies. The FCC has decided and the United States Supreme Court has affirmed that cable Internet service should be classified for regulatory purposes as an “information service” rather than either a “cable service” or a “telecommunications service.” Concurrently, the FCC has initiated a wide-ranging rulemaking proceeding in which it seeks comment on the regulatory ramifications of this classification. Among the issues to be decided are whether the FCC should permit local authorities to impose an access requirement, whether local authorities should be prohibited from imposing fees on cable Internet service revenues, and what regulatory role local authorities should be permitted to play. We cannot predict the outcome of the current FCC proceeding or its impact on our business.

Congress and the FCC have been urged to adopt certain rights for users of Internet access services, and to regulate or restrict certain types of commercial agreements between service providers and providers of Internet content. These proposals are generally referred to as “network neutrality.”  In August 2005, the FCC issued a non-binding policy statement stating four principles to guide its policymaking regarding such services. These principles state that consumers are entitled to: (1) access the lawful Internet content of their choice; (2) run applications and services of their choice, subject to the needs of law enforcement; (3) connect their choice of legal devices that do not harm the network; and (4) enjoy competition among network providers, application and service providers, and content providers. The FCC recently imposed conditions on its approval of the AT&T-BellSouth merger beyond the scope of these four principles, requiring the merged company to maintain a “neutral network and neutral routing” of internet traffic between the customer’s home or office and the Internet peering point where traffic hits the Internet backbone, and prohibiting the merged company from privileging, degrading, or prioritizing any packets along this route regardless of their source, ownership, or destination. There is a possibility that the FCC could adopt the four principles, or even the requirements of the AT&T-BellSouth merger, as formal rules which could impose additional costs and regulatory burdens on us.

There are currently few laws or regulations which specifically regulate communications or commerce over the Internet. Section 230 of the Communications Act, added to that act by the 1996 Telecom Act, declares it to be the policy of the United States to promote the continued development of the Internet and other interactive computer services and interactive media, and to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by federal or state regulation. One area in which Congress did attempt to regulate content over the Internet involved the dissemination of obscene or indecent materials. The provisions of the 1996 Telecom Act, generally referred to as the Communications Decency Act, were found to be unconstitutional, in part, by the United States Supreme Court in 1997. In response, Congress passed the Child Online Protection Act. The constitutionality of this act is currently being challenged in the courts. Most recently, the United States Supreme Court upheld a ruling by the Third Circuit Court of Appeals that enjoined enforcement of the statute pending a trial on the merits because the statute likely violated the First Amendment. Finally, disclosure of customer communications or records is governed by the Electronic Communications Privacy Act of 2001 and the Cable Act, both of which were amended by the USA Patriot Act.

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

We now offer voice over Internet protocol (“VoIP”) service under our “Insight Phone 2.0” brand as a competitive alternative to traditional circuit-switched telephone service. Various states, including states where we operate, have adopted or are considering differing regulatory treatment for VoIP, ranging from minimal or no regulation to full-blown common carrier status. The FCC decided that alternative voice technologies, like certain types of VoIP telephony, should be regulated only at the federal level, rather than by individual states. However, many implementation details remain unresolved, and there are substantial regulatory changes being considered that could either benefit or harm VoIP telephony as a business operation. While the final outcome of the FCC proceedings cannot be predicted, it is generally believed that the FCC favors a “light touch” regulatory approach for VoIP telephony, which might include preemption of certain state or local regulation.

In June 2006, the United States Court of Appeals for the District of Columbia Circuit remanded the FCC’s denial of SBC’s (now AT&T) petition seeking forbearance from Title II common carrier regulation of its Internet Protocol services. AT&T has widely announced its intent to provide IP video, voice and data. The outcome of this proceeding or its impact on our business cannot be predicted.

Employees

As of December 31, 2006, we employed approximately 4,000 full-time employees and 35 part-time employees. We consider our relations with our employees to be good.

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

We have a substantial amount of debt. The following table shows certain important credit statistics about us.

As of December 31, 2006
(dollars in thousands)
Total debt.	$2,805,722
Stockholders’ equity.	445,703
Debt to equity ratio.	6.3x

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

Although our financial statements consolidate the results of Insight Midwest, we own only 50% of the outstanding partnership interests in Insight Midwest. The other 50% of Insight Midwest is owned by an indirect subsidiary of Comcast Corporation, an entity over which we have no control. As a result, although our financial statements include 100% of the revenues of Insight Midwest, we are only entitled to share in the results and assets of Insight Midwest to the extent of our partnership interest. Insight Midwest accounted for substantially all of our 2006 revenues. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. The only cash we receive directly from Insight Midwest is a management fee of 3% based on revenues of the cable television systems and reimbursement of expenses.

The Insight Midwest partnership agreement provides that either Comcast Cable or Insight LP (our wholly-owned subsidiary that owns our 50% interest in Insight Midwest) has the right to cause a split-up of Insight Midwest. To date, neither partner has commenced the split-up process. The split-up would reduce the cash flow from operations that we need to repay our debt, and could require us to make a change of control offer which we may be unable to finance.

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

Cash interest on our 12¼% senior discount notes began to accrue on February 15, 2006, and cash interest on the 12¼% notes became payable semiannually in arrears beginning on August 15, 2006. Even if Insight Midwest receives funds from its subsidiaries, there can be no assurance that Insight Midwest can or would distribute cash to us to make payments on our outstanding 12¼% notes due to restrictions imposed by the indentures governing Insight Midwest’s outstanding senior notes and the Insight Midwest partnership agreement. The indentures governing Insight Midwest’s outstanding  9¾% senior notes limit Insight Midwest’s ability to distribute cash to us for any purpose. Furthermore, because we only own a 50% equity interest in Insight Midwest, the Insight Midwest partnership agreement provides that Insight Midwest may not pay dividends or make other distributions to us without the consent of our partner, Comcast Cable. As a result, even if the creditors of Insight Midwest and its subsidiaries were to permit distributions to us, Comcast Cable could prohibit any such distribution. As a result, if we are unable to refinance the indebtedness of Insight Midwest and its subsidiaries on terms that provide Insight Midwest with a greater ability to provide us with funds, we may not be able to make payments required under the 12¼% senior discount notes.

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

We have a history of net losses and expect to incur additional net losses in the future. We incurred a net loss before accruals of preferred interests of $42.3 million for the year ended December 31, 2002, $14.2 million for the year ended December 31, 2003, $13.8 million for the year ended December 31, 2004,  $84.9 million for the year ended December 31, 2005 and $36.6 million for the year ended December 31, 2006.

We have and will continue to have a substantial amount of interest expense in respect of debt incurred and depreciation expense relating to acquisitions of cable systems as well as expansion and upgrade programs. Such expenses have contributed to the net losses we experienced.

Our programming costs are substantial and they may increase, which could result in a decrease in profitability if we are unable to pass that increase on to our customers.

In recent years, the cable and satellite video industries have experienced an escalation in the cost of programming, and sports programming in particular. Our cable programming services are dependent upon our ability to procure programming that is attractive to our customers at reasonable rates. Programming costs will continue to escalate, and we may not be able to pass programming cost increases on to our customers. We expect to be subject to increasing financial demands by broadcasters to obtain consent to retransmit their programming in the future. Our financial condition and results of operations could be negatively affected by further increases in programming costs. Programming has been and is expected to continue to be our largest single expense item and accounted for approximately 37% of the total programming and other operating costs and selling, general and administrative expenses for our systems for the year ended December 31, 2006.

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

Direct broadcast satellite service consists of television programming transmitted via high-powered satellites to individual homes, each served by a small satellite dish. Legislation permitting direct broadcast satellite operators to transmit local broadcast signals was enacted on November 29, 1999. This eliminated a significant competitive advantage that cable system operators have had over direct broadcast satellite operators. Direct broadcast satellite operators currently deliver local broadcast signals in the largest markets and continue to expand such carriage to additional markets. Moreover, both major direct broadcast satellite operators announced in early 2007 the planned addition this year of a number of high definition programming services and in the case of DirecTV, a significant number of such channels.

The 1996 Telecom Act contains provisions designed to encourage local exchange telephone companies and others to provide a wide variety of video services competitive with services provided by cable systems. Local exchange telephone companies in various states have either announced plans, obtained local franchise authorizations or are currently competing with our cable communications systems. Certain telephone companies are deploying fiber more extensively in their networks and are deploying broadband services, including video programming services, using a switched Internet protocol platform or other technologies in some cases designed to avoid the same regulatory burdens imposed on our business. The FCC’s new rules permitting such telephone companies to obtain local franchises on an expedited basis as well as any ability of local telephone companies to provide their services without obtaining state or local cable franchises comparable to those under which we operate would be adverse to our business.

Since our cable systems are operated under non-exclusive franchises, competing operators of cable systems and other potential competitors, such as municipalities and municipal utility providers, may be granted franchises to build cable systems in markets where we hold franchises. Competition in geographic areas where a secondary franchise is obtained and a cable network is constructed is called “overbuilding.” WideOpenWest overbuilds our Evansville, Indiana system and our Columbus, Ohio system. We cannot predict what effect competition from these or future competitors will have on our business and operations.

We  face competition from providers of alternatives to our Internet and telephone services.

Several telephone companies are offering digital subscriber line technology (also known as DSL services), which allows Internet access over traditional phone lines at data transmission speeds greater than those available by a standard telephone modem. Although these transmission speeds generally have not been as fast as the transmission speeds of a cable modem, coupled with its discounted pricing, we believe that the transmission speeds of digital subscriber line technology are sufficiently high that such technology is competitive to our cable modem technology.

As we continue to expand our offerings to include telephone services in additional markets, the telephone services we deliver will be subject to competition from existing providers, including both local exchange telephone companies and long-distance carriers as well as competing providers using alternative technologies such as wireless and voice over Internet protocol (“VoIP”). We cannot predict the extent to which the presence of these competitors will influence customer penetration in our telephone service areas.

We expect that the most significant competitors for our Internet access and telephone service offerings will be the existing local exchange telephone companies (currently the predominant providers of Internet and telephone services in our markets), as well as resellers using the local exchange telephone companies’ networks, although the FCC no longer requires facilities-based wireline Internet access service providers to unbundle and resell DSL services as a stand alone product.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

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

Item 3. Legal Proceedings

Between March 7 and March 15, 2005, five purported class action lawsuits were filed in the Delaware Court of Chancery naming, among others, Insight Communications Company, Inc. and each of its directors as defendants. The cases were subsequently consolidated under the caption In Re Insight Communications Company, Inc. Shareholders Litigation (Civil Action No. 1154-N), and, on April 11, 2005, a Consolidated Amended Complaint (“Complaint”) was filed. The Complaint alleged, among other things, that the defendant directors breached their fiduciary duties to our stockholders in connection with a proposal from Sidney R. Knafel, Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of our then-outstanding, publicly-held Class A common stock.

On July 28, 2005, the parties to the action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the litigation, and, on May 11, 2006, filed a stipulation of settlement with the Court. Kim D. Kelly, a former employee and officer, subsequently objected to the proposed settlement. In a separate action, filed April 14, 2006, Ms. Kelly sought a statutory appraisal of, among other things, shares of our Class A common stock she held prior to the going-private merger, and on August 3, 2006, Ms. Kelly sent our board of directors a claim letter alleging that the company and certain affiliated entities breached certain purported commitments relating to certain equity interests and options that she held. On November 28, 2006, Insight and certain officers and affiliates entered into a settlement agreement with Ms. Kelly. Under the agreement, in consideration of certain covenants and agreements, including the exchange of general releases, Ms. Kelly agreed to withdraw her appraisal petition and objection to the settlement of the class action litigation.

On December 1, 2006, the Court ruled that (i) the action should be certified as a class action; (ii) the settlement of the litigation be approved as fair, reasonable and adequate; (iii) plaintiffs’ request for attorneys’ fees and expenses of $1.2 million should be granted; and (iv) the withdrawn objection was not meritorious. On the same day, the Court also entered an order and final judgment, which, among other things, approved the settlement of the litigation, dismissed the litigation with prejudice, and released the claims asserted in the litigation. The time for appeal of the Court’s decision has expired.

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

PART II

Item 5.                        Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

Item 6.                        Selected Financial Data

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2006. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this report. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Statement of Operations Data:
Revenue	$1,262,557	$1,117,681	$1,002,456	$902,592	$811,995
Total operating costs and expenses	1,044,005	976,102	813,971	747,248	672,993
Operating income	218,552	141,579	188,485	155,344	139,002
Total other expense, net	(260,336)	(220,520)	(204,089)	(177,495)	(203,106)
Loss before minority interest, extinguishments of obligations, gain on contract settlement, income taxes and extraordinary item	(41,784)	(78,941)	(15,604)	(22,151)	(64,104)
Minority interest income (expense)	5,377	(5,488)	(14,023)	(7,936)	31,076
Gain (loss) from early extinguishment of debt(1)	—	—	—	(10,879)	3,560
Loss on settlement of put obligation	—	—	—	(12,169)	—
Gain on settlement of programming contract	—	—	—	37,742	—
Impairment write-down of investments	—	—	—	(1,500)	(18,023)
Loss before income taxes and extraordinary item	(36,407)	(84,429)	(29,627)	(16,893)	(47,491)
Benefit (provision) for income taxes	(159)	(500)	201	2,702	5,175
Loss before extraordinary item	(36,566)	(84,929)	(29,426)	(14,191)	(42,316)
Extraordinary item, net of tax	—	—	15,627	—	—
Loss before preferred interests	(36,566)	(84,929)	(13,799)	(14,191)	(42,316)
Accrual of preferred interests(2)	—	—	—	(10,353)	(20,107)
Net loss	$(36,566)	$(84,929)	$(13,799)	$(24,544)	$(62,423)

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Other Financial Data:
Capital expenditures	$286,389	$220,102	$174,096	$196,658	$283,004
Net cash provided by operating activities	263,949	233,573	289,914	197,788	175,296
Net cash used in investing activities	286,631	218,711	173,544	234,691	293,390
Net cash provided by (used in) financing activities	36,473	(85,224)	(76,398)	22,225	(5,604)
Balance Sheet Data:
Cash and cash equivalents	$43,573	$29,782	$100,144	$60,172	$74,850
Fixed assets, net	1,151,260	1,130,705	1,154,251	1,216,304	1,220,251
Total assets	3,698,104	3,665,164	3,769,872	3,809,655	3,789,062
Total debt, including preferred interests(2)	2,805,722	2,759,918	2,807,563	2,848,291	2,772,824
Stockholders’ equity	445,703	480,545	545,810	557,119	587,055

	As of December 31, 2006
	South Region	East Region	West Region	Total
Technical Data:
Network miles	7,000	11,200	13,100	31,300
Number of headends	2	8	13	23
Operating Data:
Homes passed(3)	569,400	854,400	1,041,400	2,465,200
Basic customers(4)	285,700	436,100	601,000	1,322,800
Basic penetration(5)	50.2%	51.0%	57.7%	53.7%
Digital ready homes(6)	274,300	413,600	571,700	1,259,600
Digital customers(7)	135,700	230,300	255,600	621,600
Digital penetration(8)	49.5%	55.7%	44.7%	49.3%
Premium units(9)	139,600	181,400	208,300	529,300
Premium penetration(10)	48.9%	41.6%	34.7%	40.0%
High-Speed Internet customers(11)	134,000	210,600	266,600	611,200

       (1) The Financial Accounting Standards Board has issued SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 and generally eliminates the classification of gains and losses from the early extinguishment of debt as extraordinary items.

       (2) The preferred interests were converted to common interests as of September 26, 2003.

       (3) Homes passed are the number of single residence homes, apartments and condominium units passed by the cable distribution network in a cable system’s service area.

       (4) Basic customers are customers of a cable television system who receive a package of over-the-air broadcast stations, local access channels and certain satellite-delivered cable television services, other than premium services, and who are usually charged a flat monthly rate for a number of channels.

       (5) Basic penetration means basic customers as a percentage of total number of homes passed.

       (6) Digital ready homes means the total number of basic customers to whom digital service is available.

       (7) Customers with a digital converter box.

       (8) Digital penetration means digital service units as a percentage of digital ready homes.

       (9) Premium units mean the total number of subscriptions to premium services, which are paid for on an individual unit basis.

(10) Premium penetration means premium service units as a percentage of the total number of basic customers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes to more than one premium service unit.

(11) Customers receiving high-speed Internet service.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Our revenues are earned from customer fees for cable television video services including basic, classic, digital, premium, video on demand and ancillary services, such as rental of converters and remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, commissions for products sold through home shopping networks and, through July 31, 2004, management fees for managing cable systems.

We have generated increases in revenues for each of the past three fiscal years, primarily through a combination of selling additional services to new and existing customers, including high-speed Internet access, digital video and telephone services, internal customer growth, increases in monthly revenue per customer and growth in advertising revenue.

We have historically recorded net losses through December 31, 2006. Some of the principal reasons for these net losses include i) depreciation associated with our capital expenditures for the construction, expansion and maintenance of our systems, and ii) interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

Use of Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Adjusted Operating Income before Depreciation and Amortization, (defined as operating income before depreciation, amortization and non-cash stock-based compensation) among other measures, to evaluate the performance of our businesses. Adjusted Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Adjusted Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in our leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Adjusted Operating Income before Depreciation and Amortization is useful to investors and bondholders because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation, amortization and stock-based compensation policies.

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

Free Cash Flow is net cash provided by operating activities (as defined by accounting principles generally accepted in the United States) less capital expenditures. Free Cash Flow is considered to be an important indicator of our liquidity, including our ability to repay indebtedness. We believe Free Cash Flow is useful for investors and bondholders because it enables them to assess our ability to service our debt and to fund continued growth with internally generated funds in a manner similar to the methods used by our management, and provides a measure that can be used to analyze, value and compare companies in the cable television industry.

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

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net loss	$(36,566)	$(84,929)	$(13,799)
Extraordinary item, net of tax	—	—	(15,627)
Loss before extraordinary item	(36,566)	(84,929)	(29,426)
(Benefit) provision for income taxes	159	500	(201)
Loss before income taxes and extraordinary item	(36,407)	(84,429)	(29,627)
Minority interest (income) expense	(5,377)	5,488	14,023
Loss before minority interest, income taxes and extraordinary item	(41,784)	(78,941)	(15,604)
Other (income) expense:
Other	10,719	(3,541)	3,388
Interest income	(1,787)	(2,895)	(749)
Interest expense	251,404	226,956	201,450
Total other expense, net	260,336	220,520	204,089
Operating income	218,552	141,579	188,485
Depreciation and amortization	270,231	247,039	239,123
Stock-based compensation	1,413	17,368	4,438
Adjusted Operating Income before Depreciation and Amortization	$490,196	$405,986	$432,046

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Year Ended December 31,
	2006	2005
	(in thousands)
Operating income	$218,552	$141,579
Depreciation and amortization	270,231	247,039
Stock-based compensation	1,413	17,368
Adjusted Operating Income before Depreciation and Amortization	490,196	405,986
Changes in working capital accounts (1)	(10,718)	16,069
Cash paid for interest	(214,702)	(188,216)
Cash paid for taxes	(827)	(266)
Net cash provided by operating activities	263,949	233,573
Capital expenditures	(286,389)	(220,102)
Free Cash Flow	$(22,440)	$13,471

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding changes related to interest and taxes and other non-cash expenses.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue for the year ended December 31, 2006 totaled $1.3 billion, an increase of 13% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 26% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 140,800 high-speed Internet customers during the year to end the year at 611,200 customers.

Basic cable service revenue increased 7% due to an increased customer base and video rate increases, partially offset by promotional discounts. We added a net 41,200 basic cable customers during the year to end the year at 1,322,800 customers. In addition, digital service revenue increased 24% over the prior year due to an increased customer base. We added a net 102,800 digital customers during the year to end the year at 621,600 customers.

We have been increasing our customer growth and retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services by providing video-on-demand, high definition television and digital video recorders. To increase our bundling opportunities and extend our growth potential in future years, we, during the second half of 2006 and in January 2007, successfully rolled out our telephone product in eight previously unserved markets. We are also continuing to focus on improving customer satisfaction through higher service levels and increased customer education of our product offerings.

Revenue by service offering was as follows for the year ended December 31 (in thousands):

	Revenue by Service Offering
	2006	% of Total Revenue	2005	% of Total Revenue	% Change in Revenue
Basic	$640,474	50.7%	$596,321	53.4%	7.4%
High-speed Internet	240,717	19.1%	190,820	17.1%	26.1%
Digital	138,172	10.9%	111,202	9.9%	24.3%
Advertising	83,729	6.6%	76,004	6.8%	10.2%
Premium	55,160	4.4%	54,414	4.9%	1.4%
Telephone	50,893	4.0%	35,502	3.2%	43.4%
Franchise fees	29,817	2.4%	30,721	2.7%	(2.9)%
Other	23,595	1.9%	22,697	2.0%	4.0%
Total	$1,262,557	100.0%	$1,117,681	100.0%	13.0%

Total Customer Relationships were 1,401,800 as of December 31, 2006, an increase of 54,300 from 1,347,500 as of December 31, 2005. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e. basic cable, high-speed Internet or telephone) without regard to which product they purchase. In the year ended December 31, 2006, we added 318,300 Revenue Generating Units (“RGUs”), which represent the sum of basic, digital, high-speed Internet and telephone customers, and as of December 31, 2006, had 2,679,000 RGUs, an increase of 13% as compared to December 31, 2005.

RGUs by category were as follows (in thousands):

	December 31, 2006	December 31, 2005
Basic	1,322.8	1,281.6
Digital	621.6	518.8
High-speed Internet	611.2	470.4
Telephone	123.4	89.9
Total RGUs	2,679.0	2,360.7

Average monthly revenue per basic customer was $80.53 for the year ended December 31, 2006, compared to $73.30 for the year ended December 31, 2005. This primarily reflects the continued growth of high-speed Internet and digital product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $68.2 million, or 18%. Increases in programming rates, customers, and the addition of new programming content were significant drivers of the cost increase for the year ended December 31, 2006. For the year ended December 31, 2005, our programming costs reflected certain programming credits and a one-time settlement for a disputed claim with a vendor. These credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the year ended December 31, 2006 were significantly lower, causing our overall programming cost increases to be greater. Direct operating costs increased due to an increase in telephone cost of sales as we continue to invest and roll out this product partially offset by decreases in our high-speed Internet services costs as we, in 2006, transitioned our Internet services in-house and realized both costs savings and operational benefits from this investment. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees; increases in repair, maintenance and warranty costs; an increase in taxes due to a change in the tax law in Kentucky; and an increase in outside installation labor due to increased customer activity.

Selling, general and administrative expenses increased $38.5 million, or 13%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and information technology personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network, and increase customer satisfaction. A portion of the information technology personnel increases were directly related to the transition of our Internet services in-house. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Customer billing, collection fees and bad debt expense increased primarily due to the increase in our customer base.

Transaction-related costs of $62.0 million were recorded for the year ended December 31, 2005. These costs were comprised of sponsor and investment fees, legal and accounting fees, financial advisor fees, the cancellation of in-the-money stock options, printing and mailing and other miscellaneous expenses related to the going-private transaction. There were no transaction-related costs recorded for the year ended December 31, 2006.

Depreciation and amortization expense increased $23.2 million, or 9%, primarily as a result of an increased level of capital expenditures through December 31, 2006. These expenditures were primarily for purchases of customer premise equipment, installation materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since December 31, 2005.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $84.2 million to $490.2 million, an increase of 21%. After adjusting for the going-private transaction-related costs of $62.0 million in 2005, Adjusted Operating Income before Depreciation and Amortization increased $22.2 million, an increase of 5% over 2005.

Interest expense increased $24.4 million, or 11%, due to:

•       higher interest rates, which averaged 9.0% for the year ended December 31, 2006, as compared to 8.2% for the year ended December 31, 2005;

•       the termination of an interest rate swap agreement during the year ended December 31, 2006; and

•       additional interest expense on the now fully accreted 12 ¼% Senior Discount Notes.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue for the year ended December 31, 2005 totaled $1.1 billion, an increase of 12% over the prior year, due primarily to customer gains in all services, as well as video rate increases. High-speed Internet service revenue increased 45% over the prior year, which was attributable to an increased customer base. We added a net 139,900 high-speed Internet customers during the year to end the year at 470,400 customers. In addition, digital service revenue increased 13% over the prior year due to an increased customer base. We added a net 67,500 digital customers during the year to end the year at 518,800 customers.

Basic cable service revenue increased 4% primarily due to video rate increases, partially offset by promotional discounts. Although the number of basic video customers was higher at December 31, 2005 than December 31, 2004, the average number of customers during the year declined slightly.

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

Total Customer Relationships were 1,347,500 as of December 31, 2005, an increase of 24,800 from 1,322,700 as of December 31, 2004. In the year ending December 31, 2005, we added 242,100 RGUs, and as of December 31, 2005 had 2,360,700 RGUs, an increase of 11% from December 31, 2004.

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

Programming and other operating costs increased $36.2 million, or 11%. Total programming costs for our video products decreased for the year ended December 31, 2005 compared to the year ended December 31, 2004. The substantial increases in programming rates were offset by programming credits. The credits resulted from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid and a settlement of disputed claims with a vendor. In addition, direct operating costs increased due to an increased volume of modems sold and cost of sales associated with telephone that were previously paid by Comcast. Other operating costs increased primarily as a result of increases in technical salaries for new and existing employees, in addition to decreased capitalized labor costs due to the continued transition from upgrade and new connect activities to maintenance and reconnect activities. Other operating costs also increased as a result of increases in repairs and maintenance costs due to increased repair costs for customer premise equipment, an increase in drop materials due to customer growth and increased property taxes due to a favorable reversal of accrued property taxes recorded in 2004.

Selling, general and administrative expenses increased $56.0 million, or 24%, primarily due to increased payroll and payroll related costs, including an increase in the number of employees and salary increases for existing employees. Marketing support funds (recorded as a reduction to selling, general and administrative expenses) decreased from the prior year. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to maintain the company’s core video customer base. A decrease in expenses previously allocated to Comcast under our prior agreement to manage certain Comcast systems also contributed to the increase in selling, general and administrative expenses. As this agreement was terminated effective July 31, 2004, the year ended December 31, 2005 does not include any of these expense allocations, and the year ended December 31, 2004 includes seven months of these expense allocations. Some cost savings have been realized upon termination of the management agreement, and the impact of certain of these savings is reflected in programming and other operating costs.

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

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization decreased $26.0 million. After adjusting for going-private transaction-related costs of $62.0 million, Operating Income before Depreciation and Amortization increased $36.0 million to $468.0 million, an increase of 8% over 2004.

Interest expense increased $25.5 million, or 13%, due to higher interest rates, which averaged 8.2% for the year ended December 31, 2005, as compared to 7.1% for the year ended December 31, 2004, and an increase in the accreted value of the 12 ¼% Senior Discount Notes.

Liquidity and Capital Resources

Our business requires cash for operations, debt service and capital expenditures. The cable television business has substantial ongoing capital requirements for the provision of new services and the construction, expansion and maintenance of its broadband networks. In the past, expenditures have been made for various purposes including the upgrade of the existing cable network, and will continue to be made for customer premise equipment (e.g., set-top boxes), installation and deployment of new product and service offerings, capitalized payroll, network capacity, bandwidth increases, network extensions, and, to a lesser extent, network upgrades. Historically, we have been able to meet our cash requirements with cash flow from operations, borrowings under our credit facilities and issuances of private and public debt and equity.

Cash provided by operations for the years ended December 31, 2006 and 2005 was $263.9 million and $233.6 million. The increase was primarily attributable to the decrease in our net loss due to the affect of the transaction-related costs in 2005 and the timing of cash receipts and payments related to our working capital accounts. This increase was partially offset by the decrease in amortization of the note discount because cash interest payments on the 12 ¼% notes commenced in February 2006.

Cash used in investing activities for the years ended December 31, 2006 and 2005 was $286.6 million and $218.7 million. For the years ended December 31, 2006 and 2005, we spent $286.4 million and $220.1 million in capital expenditures. These expenditures principally constituted purchases of customer premise equipment, capitalized labor, installation materials, headend equipment, network capacity and bandwidth increases and system upgrades and rebuilds, all of which are necessary to maintain our existing network, grow our customer base and expand our service offerings.

The increase in capital expenditures was driven primarily by increases in:

•                    Customer premise equipment required to support our digital customer growth; and

•                    Network capacity and bandwidth equipment for the transition of our Internet services in-house in 2006.

Cash provided by financing activities for the year ended December 31, 2006 was $36.5 million compared to $85.2 million of cash used in financing activities for the year ended December 31, 2005. This source of cash was due to the financing of our $2.445 billion senior secured credit facility during the fourth quarter of 2006.

Free Cash Flow for the year ended December 31, 2006 totaled ($22.4) million, compared to $13.5 million for the year ended December 31, 2005. This decrease in Free Cash Flow from the year ended December 31, 2005, to the year ended December 31, 2006, of $35.9 million was primarily driven by the following:

•                    A $66.3 million increase in capital expenditures;

•                    A $26.8 million decrease in the generation of Free Cash Flow over the same period in the prior year from changes in working capital accounts; and

•                    A $26.5 million increase in cash interest expense paid primarily driven by the initial cash interest payment on the 12 ¼% Senior Discount Notes and an increase in interest rates.

These uses of cash were offset by an $84.2 million increase in Adjusted Operating Income before Depreciation and Amortization.

We have concluded a number of financing transactions, which fully support our operating plan. These transactions are detailed as follows:

On October 1, 1999, in connection with the formation of Insight Midwest and our acquisition of a 50% interest in the Kentucky systems, Insight Midwest completed an offering of $200.0 million principal amount of its 9 3/4% senior notes due 2009. The net proceeds of the offering were used to repay certain outstanding debt of the Kentucky systems. Interest on the Insight Midwest 9 3/4% senior notes is payable on April 1 and October 1 of each year. The indentures relating to these senior notes impose certain limitations on the ability of Insight Midwest to, among other things, incur debt, make distributions, make investments and sell assets.

On December 17, 2002 Insight Midwest completed a $185.0 million add-on offering under the 9 3/4% senior notes indenture. Insight Midwest received proceeds of $176.9 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the credit facility of Insight Midwest Holdings, LLC.

On November 6, 2000, Insight Midwest completed an offering of $500.0 million principal amount of its 10 1/2% senior notes due 2010. The net proceeds of the offering of $486.0 million were used to repay a portion of the then existing Indiana and Kentucky credit facilities. On December 9, 2003, Insight Midwest completed a $130.0 million add-on offering under the 10 1/2% senior notes indenture. Insight Midwest received proceeds of $140.9 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Insight Midwest Holdings credit facility. All of these 10½% senior notes and $185.0 million principal amount of Insight Midwest’s 9¾% senior notes were retired with proceeds from our new $2.445 billion senior secured credit facility on November 7, 2006, as described below.

On February 6, 2001, we completed an offering of $400.0 million principal amount at maturity of 12 1/4% senior discount notes due 2011. These notes were issued at a discount to their principal amount at maturity resulting in gross proceeds to us of approximately $220.1 million. We utilized approximately $20.2 million of the proceeds to repay the outstanding amount of our inter-company loan from Insight Midwest, which we incurred in connection with the financing of the AT&T Broadband transactions. No cash interest on the discount notes accrued prior to February 15, 2006. Cash interest began to accrue on the discount notes beginning on February 15, 2006 and is payable on February 15 and August 15 of each year, with the first such payment having been made on August 15, 2006.

On December 18, 2002 we repurchased $40.0 million face amount of the 12 1/4% senior discount notes at the then accreted value of $27.4 million for $23.2 million, resulting in a gain of $3.6 million, net of the write-off of unamortized deferred financing costs of $616,000. In June 2004, we repurchased $10.0 million face amount of the 12 1/4% Senior Discount Notes at the then accreted value of $8.1 million for $8.9 million, resulting in a loss of $843,000, which includes the write-off of unamortized deferred financing costs of $127,000. As of December 31, 2006 and 2005, the outstanding principal and accreted amounts of these notes were $350.0 million and $343.6 million.

On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. During the third and fourth quarters of 2006, Insight Midwest repaid a total of $15.5 million of the loan balance. As of December 31, 2006 and 2005, the balance of the $100.0 million loan, including accrued interest, was $136.1 and $139.1 million.

On October 6, 2006, Insight Midwest Holdings entered into a new $2.445 billion senior secured credit facility for the purpose of reducing its interest expense and near term debt amortizations. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. The proceeds were used to refinance Insight Midwest Holdings’ existing senior credit facility and to redeem all $630.0 million outstanding principal amount of Insight Midwest’s 10½% Senior Notes due November 1, 2010 at a redemption price of 103.5% of the principal amount and $185.0 million principal amount of Insight Midwest’s total outstanding $385.0 million of the 9¾% Senior Notes due October 1, 2009 at a redemption price of 101.625% of the principal amount redeemed, plus accrued and unpaid interest. We recorded $1.7 million in other expenses in these transactions. As of December 31, 2006, $110.3 million of the revolving commitments were drawn, including $9.3 million in letters of credit.

On February 12, 2007, the Insight Midwest Holdings credit facility was amended to reduce the applicable margin with respect to the $1.8 billion B Term Loan facility by 25 basis points, or 0.25%.

Obligations under the new credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries. Borrowings under the credit facility will bear interest at a base rate selected by Insight Midwest Holdings plus an interest margin. The applicable interest margin may be increased or reduced based on Insight Midwest Holdings’ then current leverage ratio. The credit facility requires Insight Midwest Holdings to maintain an interest coverage ratio (as defined in the credit agreement) initially not to be less than 1.50:1.00 and a leverage ratio (as defined in the credit agreement) initially not to exceed 6.25:1.00. The interest coverage ratio steps up and the leverage ratio steps down incrementally over the term of the credit facility. Additionally, the credit agreement contains customary affirmative and negative covenants concerning the conduct of Insight Midwest Holdings’ business operations, such as limitations on the incurrence of indebtedness, the granting of liens, mergers, consolidations and disposition of assets, restricted payments, payment of dividends, investments, hedging arrangements, transactions with affiliates and the entry into certain restrictive agreements.

The credit agreement also contains customary events of default, including, but not limited to, failure to pay principal or interest, failure to pay or default under other material debt, misrepresentations or breach of warranty, violation of certain covenants, a change of control, the commencement of bankruptcy proceeding, the insolvency of Insight Midwest Holdings or certain of its affiliates and the rendering of a judgment in excess of $25.0 million against Insight Midwest Holdings or certain of its affiliates. Upon the occurrence of an event of default under the credit agreement, Insight Midwest Holdings obligations under the credit facility may be accelerated and the lending commitments under the credit facility terminated.

As of December 31, 2006, we were in compliance with the credit facility’s covenant requirements. Given current operating conditions and projected results of operations, we anticipate continued compliance under this credit facility for the foreseeable future.

The credit facility has been structured to survive an “Exit Event” (i.e., a division of assets of Insight Midwest in accordance with its partnership agreement or an alternative exit agreed to by us and Comcast Cable), subject to certain conditions, including:

•       pro forma financial covenant compliance upon consummation of the Exit Event

•       compliance with the financial covenants for the remaining life of the credit facility

•       there shall not have occurred and be continuing any event of default that would continue after giving effect to the Exit Event.

Subject to pro forma financial covenant compliance, any cash received as a result of the Exit Event may be applied, at our option, to: (a) repay the remaining 9 ¾% Senior Notes, (b) repay the 12 ¼% senior discount notes, (c) repay the $100.0 million intercompany note, (d) prepay the Term Loans on a pro rata basis, (e) repay other debt and/or (f) for general corporate purposes. After the occurrence of the Exit Event, the margin with respect to the Term Loan B will increase by 50 basis points, or 0.50%, if and for so long as the Insight Midwest Holdings’ leverage ratio exceeds 6.50:1.00. Upon the occurrence of the Exit Event, the maximum leverage permitted will increase by 0.50:1.00.

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

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. As of December 31, 2006, we had the ability to draw upon $149.7 million of unused availability under the Insight Midwest Holdings credit facility to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. We expect to use any available Free Cash Flow to repay our indebtedness.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of December 31, 2006, including periods in which the related payments are due (in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2007	$—	$4,381	$4,381
2008	9,313	3,616	12,929
2009	243,062	2,603	344,723
2010	61,313	682	56,906
2011	430,563	221	416,449
Thereafter	2,091,749	1,218	2,013,333
Total cash obligations	$2,836,000	$12,721	$2,848,721

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

•                    Significant underperformance relative to historical performance or

•                    Projected future operating results;

•                    Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•                    Significant negative industry or economic trends.

When we determine that the carrying value of goodwill and other indefinite-lived intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. With the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002 we ceased amortizing goodwill and franchise costs arising from acquisitions. In lieu of amortization, we perform an annual impairment analysis. If we determine through the impairment review process that goodwill or other indefinite-lived intangibles have been impaired, we would record an impairment charge in our statement of operations.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to potential losses related to changes in interest rates. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps. The counter-parties to our swap agreements are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As of December 31, 2006, $450.0 million of our interest rate swap agreements expire in December 2007 and $400.0 million expire in 2008.

The aggregate fair market value and aggregate carrying value of our 9¾% senior notes and 12¼ senior discount notes was $569.6 million and $550.0 million as of December 31, 2006. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of December 31, 2006 and 2005, the estimated fair value, (cost, if terminated), of our interest rate swap agreements were $306,000 and $(2.4) million and are reflected in our financial statements as other non-current assets or liabilities. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

Item 8. Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Our independent auditors have issued an audit report on our assessment of our internal control over financial reporting. This report appears on page F-1.

Item 9B. Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Our executive officers and directors are as follows:

Name	Age	Position
Sidney R. Knafel	76	Chairman of the Board and Director
Michael S. Willner	54	Vice Chairman, Chief Executive Officer and Director
Dinni Jain	43	President, Chief Operating Officer and Director
John Abbot	44	Executive Vice President and Chief Financial Officer
Hamid Heidary	50	Executive Vice President, Central Operations
Christopher Slattery	39	Executive Vice President, Field Operations
Elliot Brecher	41	Senior Vice President, General Counsel and Secretary
James A. Attwood, Jr.	48	Director
Michael J. Connelly	55	Director
Stephen C. Gray	48	Director
Amos B. Hostetter, Jr.	70	Director
William E. Kennard	50	Director
Geraldine B. Laybourne	59	Director

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

Prior to joining our company, Mr. Abbot was a Managing Director at Morgan Stanley, where he had been in the Global Media and Communications Group of the Investment Banking Division from January 1995 to January 2004. Prior to joining Morgan Stanley, Mr. Abbot was an associate at Goldman, Sachs & Co., and he also served six years as a Surface Warfare Officer in the U.S. Navy. Mr. Abbot received a bachelor’s degree in Systems Engineering from the U.S. Naval Academy, an ME in Industrial Engineering from Pennsylvania State University and an MBA from Harvard Business School.

Hamid Heidary   has served as Executive Vice President, Central Operations since April 2006. Previously, Mr. Heidary served as Chief Operating Officer of Iesy Hessen GmbH, a cable television operator in Hessen, Germany, and Chief Technology Officer of NTL:Europe. Mr. Heidary has also held various executive technical and management positions with NTL UK, C-Cor Electronics, Inc. and Allen Bradley. Mr. Heidary received a BSEE and MSEE from Southern Illinois University, an MBA from California Coast University and a certificate of corporate directorship from the Institute of Directors in London.

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

James A. Attwood, Jr. was elected as a director immediately prior to the effective time of the going-private transaction on December 16, 2005. He serves as a member of the governance committee. Mr. Attwood has served as a managing director of The Carlyle Group since November 2000. Prior to joining Carlyle, he served as Executive Vice President-Strategy, Development and Planning for Verizon Communications. Prior thereto, he served as Executive Vice President-Strategic Development and Planning at GTE Corporation. Mr. Attwood joined GTE Corporation in 1996 as Vice President-Corporate Planning and Development after more than ten years in the investment banking division of Goldman, Sachs & Co. Mr. Attwood currently also serves as a director of The Nielsen Company, Hawaiian Telecom Communications, Inc. and WILLCOM, Inc.

Michael J. Connelly was elected as a director immediately prior to the effective time of the going-private transaction. He serves as chairman of the audit committee. Since December 2002, Mr. Connelly has served as a managing director of Carlyle. Before joining Carlyle, Mr. Connelly served as a managing director of Credit Suisse First Boston. Mr. Connelly is also a member of the board of directors of AMC Entertainment Corporation and PanAmSat.

Stephen C. Gray was elected as a director immediately prior to the effective time of the going-private transaction. He serves as a member of the audit and compensation committees. Mr. Gray has served as the Executive Chairman of Security Coverage, Inc. since October 2005. Since January 2007, he has served as Executive Chairman of ImOn Communications, LLC, a cable and telecommunications operator in Cedar Rapids, Iowa. From 1994 through 2004, Mr. Gray served as the President of McLeodUSA Incorporated. Mr. Gray joined McLeodUSA in 1992 as its Chief Operating Officer. Mr. Gray was also a member of the board of directors of McLeodUSA Incorporated from 1992 to 2004 and a member of the executive committee from 2001 to 2004. On January 31, 2002, McLeodUSA Incorporated filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On April 16, 2002, McLeodUSA Incorporated emerged from the Bankruptcy Court proceedings pursuant to the terms of its amended plan of reorganization, which became effective on that date. From August 1990 to September 1992, Mr. Gray served as Vice President of Business Services at MCI Communications Corp., where he was responsible for MCI’s local access strategy and for marketing and sales support of the Business Markets division. From February 1988 to August 1990, he served as Senior Vice President of National Accounts and Carrier Services for Telecom*USA, Inc., where his responsibilities included sales, marketing, key contract negotiations and strategic acquisitions and combinations. From September 1986 to February 1988 Mr. Gray held a variety of management positions with Williams Telecommunications Company. Mr. Gray currently serves as a director of Hawaiian Telecom Communications, Inc. Mr. Gray is a graduate of the University of Tennessee.

Amos B. Hostetter, Jr. was elected as a director immediately prior to the effective time of the going-private transaction. He serves as a member of the compensation committee. Mr. Hostetter has served as the chairman of Pilot House Associates, LLC since its formation in August 1997. Prior to joining Pilot House Associates, Mr. Hostetter was the chief executive officer of MediaOne, the domestic cable arm of MediaOne Group, formerly the nation’s third-largest broadband communications provider, serving more than 4.8 million subscribers in 19 states and employing 11,000 people. Mr. Hostetter co-founded Continental Cablevision in 1963 and served as its chief financial officer from 1963 until 1980 and as its chairman and chief executive officer from 1980 until its merger with MediaOne Group in November of 1996. Mr. Hostetter was the chairman of the board of the National Cable & Telecommunications Association from 1973 to 1974 and served on that association’s board from 1968 to 1998. He was a founding member and past chairman of the Cable-Satellite Public Affairs Network (C-SPAN) and Cable in the Classroom. President Gerald Ford appointed Mr. Hostetter a director of the Corporation for Public Broadcasting, and he is a former member of the Children’s Television Workshop. Mr. Hostetter is currently the Chair Emeritus of the board of trustees of Amherst College, a trustee of the Museum of Fine Arts in Boston and Chairman of the board of trustees of WGBH-TV. Mr. Hostetter earned a bachelor’s degree from Amherst College in 1958 and earned an MBA from Harvard Business School in 1961.

William E. Kennard was elected as a director immediately prior to the effective time of the going-private transaction. He serves as chairman of the compensation committee. Since May 2001, Mr. Kennard has served as a managing director of Carlyle. Before joining Carlyle, Mr. Kennard served as the Chairman of the Federal Communications Commission from November 1997 to January 2001. Mr. Kennard is also a member of the board of directors of The New York Times Company, Sprint Nextel Corporation and Hawaiian Telecom Communications, Inc.

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

Sidney Knafel, Michael Willner and certain trusts for the benefit of Mr. Knafel’s children, through ownership of our Series A voting preferred stock, have the right to designate five directors, two of whom must be independent. Affiliates of The Carlyle Group, through ownership of our Series B voting preferred stock, have the right to designate four directors, one of whom must be independent. Messrs. Knafel, Willner, Jain and Hostetter and Ms. Laybourne are designees of the holders of Series A voting preferred stock, and the remaining four directors are designees of the holders of Series B voting preferred stock.

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

•       Class I Directors—Term expires in 2009: Michael Willner, Dinni Jain and James Attwood.

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

Item 11.                 Executive Compensation

Compensation Discussion and Analysis

The compensation committee of Insight Communications Company, Inc. (the “Committee”) represents the Board of Directors with respect to compensation matters for Insight’s directors and executive officers. As set forth in the Committee’s charter, “executive officers” is defined as officers with a rank of senior vice president or higher, which would include each of the Named Executive Officers in the Summary Compensation Table below. The Committee is also responsible for reviewing and approving compensation guidelines for all other officers, with its specific approval required for compensation that exceeds the parameters set forth in the guidelines with respect to any officer with aggregate annual compensation of $250,000 or higher.

The Committee is comprised of three directors, including two independent directors and one Series B director who is not an independent director. Our certificate of incorporation defines an “independent director” as one (x) who a majority of the independent directors determines has no material relationship with the company and has no current or prior relationship with management, the company or the holders of Insight’s Series A voting preferred stock or Series B voting preferred stock that might cause such director to act other than entirely independently with respect to all issues that come before the Board, and (y) who satisfies the independence requirements under Rule 303A.02 of the Listed Company Manual of the New York Stock Exchange. Amos B. Hostetter, Jr. and Stephen C. Gray serve as the Committee’s independent directors, and William E. Kennard is the Committee chairman and serves as the director designated by the holders of Insight’s Series B voting preferred stock.

Executive Compensation Philosophy

Insight’s compensation program is designed to attract, motivate and retain highly skilled and effective executives who can achieve long-term success in an increasingly competitive business environment and whose services Insight needs to maximize Insight’s return to stockholders. The Committee’s compensation philosophy is premised on the belief that an executive’s compensation should reflect both overall company performance and his or her individual performance, with an appropriate balance maintained among the weightings of these potentially disparate performance levels and objectives.

The Committee determines the level of compensation for each of Insight’s executive officers based upon its consideration of various factors, including an individual’s unique and special skills, performance and experience, Insight’s need to attract and retain highly-qualified executives, changes in economic and business conditions, and such other factors as the Committee determines to be an appropriate basis for establishing the executive’s compensation. While the Committee does not apply specific weighting ratios to the various factors it considers in setting executive compensation levels, the relative emphasis on various factors depends upon the Committee’s view of the relevance of each to the particular position and individual senior executives.

The Committee reviews the compensation of each executive officer annually, and relies heavily upon the recommendations of Insight management. The Committee’s annual performance evaluation of each executive officer is based on the company’s performance and is somewhat subjective, reflecting the executive’s individual performance. There is neither an exact formula for determining the relative importance of each of the factors considered, nor is there a precise measure of how each of the individual factors relates to each executive officer’s ultimate annual compensation. The Committee does not rely upon or retain outside compensation consultants in discharging its duties.

Management Bonus

All executive officers are eligible for a year-end discretionary performance-based bonus of 50% of base salary. It is the understanding of employees that this bonus potential is the payout that would occur if Insight and the individual largely met all major goals for the year.

A “target payout percentage” to be applied to the bonus potential is then determined for the entire Insight management group. The determinations are based on Insight’s overall performance and specific goals and priorities, and individual payouts are decided by supervisors/managers, in consultation with the senior management team, and based on individual performance and contribution. For 2006, upon recommendation of management, the Committee set forth goals and priorities for measurement against Insight’s performance in determining the overall target payout percentage. In determining the target payout percentage for 2006, the Committee reviewed Insight’s performance against such goals and priorities and the full-year operating and financial results. Based on these factors, management recommended and the Committee approved a target payout percentage for the company ranging from 80% to 100% of bonus potential, with individual payments to be within this range and determined based on individual contribution and performance against goals and objectives during the year. Based upon the foregoing as well as taking into account any guaranteed bonus amounts agreed to as part of employment terms, the target payout percentage with respect to the Named Executive Officers ranged from 90% to

110%, as set forth in the Summary Compensation Table below. Insight also made available to each of the Named Executive Officers its standard employee benefits, namely participation in its 401(k) plan, eligibility for matching contributions to the 401(k) plan as well as the payment of life and group term life insurance premiums, as indicated in the Summary Compensation Table.

Base Salary

Base salary increases for executive officers are determined with reference to Insight’s performance for the prior fiscal year, as well as each individual officer’s contribution to such performance based upon a subjective evaluation by the Committee and taking management recommendations into consideration. Base salaries company-wide for 2006 were increased by an average of 3.5%. This increase took into account competitive market factors and was consistent with the national average, as well as being consistent with Insight’s past practices. The normal adjustment for satisfactory performance was set at 3.25%, with the vast majority of the increases being in the range of 2% - 4%. Based on recommendations of management, the Committee approved base salary increases for executive officers, including the Named Executive Officers, consistent with these criteria.

Additional Bonus Pool

The Securityholders Agreement entered into in connection with our going-private transaction provides for the annual award of up to an additional $3.0 million of bonus payments, with the first portion fixed at $1.5 million and the second portion equal to $1.5 million subject to reduction for shortfalls in actual versus budgeted EBITDA (earnings before interest, taxes, depreciation and amortization). The Securityholders Agreement provides that the first part of the additional bonus pool is to be allocated among certain managers and employees in accordance with the recommendations of Sidney Knafel, Insight’s chairman, and Michael Willner, Insight’s vice chairman and chief executive officer, in consultation with the Committee. The second part is to be allocated among certain managers and employees in accordance with the recommendations of Messrs. Knafel and Willner, subject to the approval of the Committee.

Based on actual results for 2006, the second part of the additional bonus pool was determined to be the full $1.5 million and, accordingly, the 2006 additional bonus pool was a total of $3.0 million. Based on management’s recommendation, $1.1 million of the additional bonus pool was paid to non-management employees, and the $1.9 million balance was not paid.

2005 Stock Incentive Plan

Each of the Named Executive Officers, as well as all other executive and other officers and certain other employees, have received grants of equity under Insight’s 2005 Stock Incentive Plan. The Plan was established by the Board in connection with the going-private transaction for the purpose of fostering and promoting Insight’s long-term financial success and to materially increase stockholder value by (a) motivating superior performance, (b) encouraging and providing for the acquisition of an ownership interest in the company and (c) enabling us to attract and retain the services of an outstanding management team upon whose judgment, interest and special effort the successful conduct of our operations is largely dependent.

In connection with the going-private transaction, each of our then outstanding stock options were canceled in exchange for a gross cash payment equal to the excess, if any, of the $11.75 merger price over the exercise price for such option, multiplied by the number of shares covered by the option. The option holder also received a number of shares of Series E non-voting common stock corresponding to the number of cancelled options, with a participation level equal to the higher of the $11.75 merger price and the exercise price of the canceled option. The number of Series E shares granted to each of the Named

Executive Officers is set forth in the Grants of Plan-Based Awards Table below. In addition, each of the Named Executive Officers as well as certain other employees received a grant of Series F non-voting common stock following the going-private transaction. The number of Series F shares granted to each of the Named Executive Officers is set forth in the Grants of Plan-Based Awards Table below.

The Series E shares will share in a liquidation of Insight to the extent the cash and other assets available for distribution to Insight’s stockholders exceed the participation levels of their shares. The Series F shares begin to share in such distributions based upon the internal rate of return on capital of the holders of Insight’s Series D non-voting preferred stock, beginning upon achievement of a 10% return. Unless otherwise provided in the applicable subscription agreement, the Series E and Series F shares are subject to a five-year vesting schedule, with 20% vesting on each anniversary of the effective date of the going-private transaction. Mr. Willner’s subscription agreements provide for an immediate vesting of 10%, vesting of 20% on each of the four anniversaries of the going-private effective date and vesting of the remaining 10% on the fifth anniversary of such effective date.

Policy on Tax Deductibility. Section 162(m) of the Internal Revenue Code limits deduction for certain executive compensation in excess of $1.0 million. Certain types of compensation in excess of $1.0 million are deductible only if (i) performance goals are specified in detail by a committee comprised solely of two or more “outside directors” within the meaning of the regulations promulgated under section 162(m), (ii) payments are approved by a majority vote of the stockholders prior to payment of such compensation, (iii) the material terms of the compensation are disclosed to the stockholders and (iv) the committee of outside directors certifies that the performance goals were in fact satisfied. While the Committee will give due consideration to the deductibility of compensation payments on future compensation arrangements with Insight’s executive officers, the Committee will make its compensation decisions based upon an overall determination of what it believes to be in the best interests of the company and its stockholders, and deductibility will be only one among a number of factors used by the Committee in making its compensation decisions.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee of the Board of Directors

William E. Kennard, Chairman
Stephen C. Gray
Amos B. Hostetter, Jr.

The following table summarizes the total compensation paid to the Chief Executive Officer, the Chief Financial Officer and the other three most highly compensated executive officers  (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	All Other Compensation(2)	Total
Michael S. Willner	2006	$733,600	$367,500	$405,900	$17,959	$1,524,959
Vice Chairman and Chief Executive Officer
Dinni Jain	2006	$597,100	$300,000	$343,200	$18,849	$1,259,149
President and Chief Operating Officer
John Abbot	2006	$414,200	$207,500	$179,200	$15,084	$815,984
Executive Vice President and Chief Financial Officer
Christopher Slattery	2006	$344,400	$190,600	$35,600	$14,146	$584,746
Executive Vice President, Field Operations
Elliot Brecher	2006	$341,100	$153,700	$24,500	$14,385	$533,685
Senior Vice President and General Counsel

(1)          On December 16, 2005, we completed our going-private merger transaction pursuant to which the shares of our public stockholders, other than certain continuing investors, were converted into the right to receive $11.75 per share in cash. The stock awards reflected in the table represent shares of Series E and Series F non-voting common stock and Series C deferred stock units. The table reflects all of the Series E and Series F shares awarded to the Named Executive Officers in 2006 (and not only the portion of the awards that vested in 2006), and such shares are valued in the table at $.01 per share. The table reflects only the portion of the Series C deferred stock units held by the Named Executive Officers that vested in 2006, and the underlying shares of such units are valued in the table at $11.75 per share.

(2)          Amounts include: (i) matching contributions made by us on behalf of the Named Executive Officers to our 401(k) plan (Michael Willner: $11,000; Dinni Jain: $11,000; John Abbot: $11,000 and Elliot Brecher: $11,000); (ii) life insurance premiums and group term life insurance premiums paid by us on behalf of the Named Executive Officers (Michael Willner: $6,959; Dinni Jain: $7,849; John Abbot: $4,084; Christopher Slattery: $2,746; and Elliot Brecher: $3,385); and (iii) $11,400 paid to Christopher Slattery as an automobile allowance.

Grants of Plan-Based Awards Table

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		Grant Date Fair Value of Stock and Option Awards(1)
Michael S. Willner	January 20, 2006	621,875	(2)	$6,220
	January 20, 2006	22,500	(3)	$225
Dinni Jain	January 20, 2006	237,500	(2)	$2,375
	March 20, 2006	9,000	(3)	$90
John Abbot	January 20, 2006	290,000	(2)	$2,900
	March 20, 2006	4,500	(3)	$45
Christopher Slattery	January 20, 2006	25,000	(2)	$250
	March 20, 2006	2,700	(3)	$27
Elliot Brecher	January 20, 2006	101,250	(2)	$1,010
	March 20, 2006	1,800	(3)	$18

(1)          The value of the stock awards are as described in Note (1) to the Summary Compensation Table.

(2)          Represents shares of  Series E non-voting common stock. Each of the shares of Series E non-voting common stock above have a participation level of $11.75.

(3)          Represents shares of Series F non-voting common stock.

Outstanding Equity Awards at Fiscal Year-End Table

	STOCK AWARDS
Name	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)
Michael S. Willner	435,313(2)	$4,350
	15,750(3)	$160
	68,000(4)	$799,000
Dinni Jain	190,000(2)	$1,900
	7,200(3)	$72
	50,000(4)	$587,500
John Abbot	232,000(2)	$2,320
	3,600(3)	$36
	45,000(4)	$528,750
Christopher Slattery	20,000(2)	$200
	2,160(3)	$22
	9,000(4)	$105,750
Elliot Brecher	81,000(2)	$810
	1,440(3)	$14
	4,000(4)	$47,000

(1)          The value of the stock awards are as described in Note (1) to the Summary Compensation Table.

(2)          Represents shares of Series E non-voting common stock. Each of the shares of Series E non-voting common stock above have a participation level of $11.75.

(3)          Represents shares of Series F non-voting common stock.

(4)          Represents Series C deferred stock units. The shares underlying the Series C deferred stock units are deliverable in settlement upon a change in control (as defined in the respective award agreements) or prior thereto upon the later to occur of December 16, 2010 or termination of employment.

Option Exercises and Stock Vested Table

	STOCK AWARDS
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Michael S. Willner	186,562(2)	$1,865
	6,750(3)	$67
	34,000(4)	$399,500
Dinni Jain	47,500(2)	$475
	1,800(3)	$18
	27,000(4)	$317,250
John Abbot	58,000(2)	$580
	900(3)	$9
	15,000(4)	$176,250
Christopher Slattery	5,000(2)	$50
	540(3)	$5
	3,000(4)	$35,250
Elliot Brecher	20,250(2)	$202
	360(3)	$4
	2,000(4)	$23,500

(1)          The value of the stock awards are as described in Note (1) to the Summary Compensation Table.

(2)          Represents shares of Series E non-voting common stock. Each of the shares of Series E non-voting common stock above have a participation level of $11.75.

(3)          Represents shares of Series F non-voting common stock.

(4)          Represents Series C deferred stock units. The shares underlying the Series C deferred stock units are deliverable in settlement upon a change in control (as defined in the respective award agreements) or prior thereto upon the later to occur of December 16, 2010 or termination of employment.

Only our independent directors receive compensation for their services as directors, consisting of an annual retainer fee of $50,000, payable quarterly in cash. In addition, each of our current independent directors in 2006 received a grant of 10,370 shares of our Series E non-voting common stock, subject to a five-year vesting schedule, with 20% of the shares vesting at the end of each completed year of service. Independent directors also are entitled to receive reimbursement of out-of-pocket expenses incurred in connection with their Board service. The following table does not include directors who are Named Executive Officers, for whom all compensation is disclosed in the Summary Compensation Table.

Director Compensation Table

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
James A. Attwood, Jr. (3)	—	—	—
Michael J. Connelly (3)	—	—	—
Stephen C. Gray	$50,000	$100	$50,100
Amos B. Hostetter, Jr.	$50,000	$100	$50,100
William E. Kennard (3)	—	—	—
Sidney R. Knafel (4)	—	—	—
Geraldine B. Laybourne	$50,000	$100	$50,100

(1)          Annual retainer fee, payable quarterly in cash.

(2)          Represents shares of Series E non-voting common stock. The shares vest 20% per year of service on   the anniversary of the effective date of the going-private transaction. The table reflects all of the stock awarded to the named directors in 2006 (and not only the portion of the awards that vested in 2006). The value of the stock awards are  as described in Note (1) to the Summary Compensation Table. Each of the shares indicated in the table have a participation level of $11.75.

(3)          James A. Attwood, Jr., Michael J. Connelly and William E. Kennard are affiliates of The Carlyle Group, and are not compensated for their services as directors. On December 16, 2005, in connection with our going-private transaction, we entered into a consulting agreement with affiliates of Carlyle for the payment to such affiliates of $1.5 million per year in the aggregate.

(4)          Mr. Knafel is an employee director and is not included as a Named Executive Officer in the Summary Compensation Table. He received compensation in 2006 in the form of salary, and was not compensated for his services as a director.

Employment Agreements

Michael Willner.   In connection with the completion of the going-private transaction on December 16, 2005, we entered into an employment agreement with Michael Willner, our chief executive officer. Under the terms of the employment agreement, Mr. Willner serves as our president and chief executive officer for a three-year term ending on December 16, 2008, which will be automatically extended for additional one-year periods unless notice has been provided by either party that such extension will not take effect. He will receive a base salary of $698,500 during the term, subject to an annual review by our compensation committee in which it may, in its sole discretion, increase such base salary. Mr. Willner also will be entitled to an annual cash bonus opportunity for each of our fiscal years, subject to and based on the attainment by Mr. Willner and us of individual and financial performance targets to be determined by the compensation committee upon the recommendations of Mr. Willner and Sidney Knafel, our chairman of the board. For each fiscal year, Mr. Willner will have a minimum cash bonus opportunity of up to 50% of his base salary. In addition to the annual cash bonus, Mr. Willner will be entitled to participate in the additional management bonus pool established as provided in the securityholders agreement entered into in connection with the going-private transaction.

If Mr. Willner’s employment is terminated without Cause (as defined in the employment agreement) or Mr. Willner terminates his employment with Good Reason (as defined in the employment agreement), and in each case Mr. Willner executes a general release of all claims against us, we will pay Mr. Willner as liquidated damages:

•       an amount equal to the product of Mr. Willner’s annual cash bonuses for the fiscal year in which the termination occurred and a fraction, the numerator of which is equal to the number of days in such fiscal year that precede the date of termination and the denominator of which is equal to 365, plus

•       continued payment of his base salary for the greater of the balance of the initial three year term or 12 months, plus

•       payments during each fiscal year of the severance period equal to the annual cash bonuses for each such fiscal year as if Mr. Willner were employed and as if the performance targets were satisfied to the same extent as in the year prior to termination.

Accordingly, assuming for illustrative purposes that such termination occurred on December 31, 2006, in addition to the $367,500 bonus amount for 2006 as set forth in the Summary Compensation Table, Mr. Willner would receive the annual base salary amount of $733,600 for each of 2007 and 2008, payable in installments on the regular payroll dates. Mr. Willner would also receive with respect to each of 2007 and 2008 a bonus in the amount of $367,500 at the same time as other executives receive their annual bonuses. However, if such termination occurs within one year after a sale (as defined in the employment agreement), all such payments would be made in a lump sum within seven days after termination.

If Mr. Willner’s employment is terminated due to death or disability, we will pay Mr. Willner, in one lump sum within 30 days of termination, an amount equal to the product of his annual cash bonuses for the fiscal year in which the termination occurred as if all performance targets had been satisfied and as if employment had continued through the end of the fiscal year, and a fraction, the numerator of which is equal to the number of days in such fiscal year that precede the date of termination and the denominator of which is equal to 365. Accordingly, assuming for illustrative purposes that such termination occurred on December 31, 2006, Mr. Willner would receive the $367,500 bonus amount for 2006.

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

Compensation Committee Interlocks and Insider Participation

William Kennard (chairman), Stephen Gray and Amos Hostetter are the members of the compensation committee. None of the current compensation committee members is an officer or employee of our company.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 1, 2007 information with respect to the beneficial ownership of our voting securities by:

•       each person who is known by us to beneficially own more than 5% of our voting securities;

•       each of our directors;

•       each of our executive officers, including the Named Executive Officers in the Summary Compensation Table; and

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

	Series A Voting Preferred Stock		Series B Voting Preferred Stock		Percent of Vote as a
Beneficial Owner	Number	%	Number	%	Single Class(1)
Sidney R. Knafel	398,591	47.0	—	—	29.1
Michael S. Willner	110,652	13.0	—	—	8.1
Dinni Jain	—	—	—	—	—
John Abbot	—	—	—	—	—
Hamid Heidary	—	—	—	—	—
Christopher Slattery	—	—	—	—	—
Elliot Brecher	—	—	—	—	—
James A. Attwood, Jr.(2)	—	—	517,836	100.0	37.9
Michael J. Connelly(2)	—	—	517,836	100.0	37.9
Stephen C. Gray	—	—	—	—	—
Amos B. Hostetter, Jr.	—	—	—	—	—
William E. Kennard(2)	—	—	517,836	100.0	37.9
Geraldine B. Laybourne	—	—	—	—	—
The Carlyle Group affiliates(2)	—	—	517,836	100.0	37.9
Andrew G. Knafel, Joshua Rubenstein and William L. Scherlis, as trustees under Trusts F/B/O children of Sidney R. Knafel	339,702	40.0	—	—	24.9
All directors and executive officers as a group (13 persons)	509,243	60.0	517,836	100.0	75.1

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

The following table sets forth as of March 1, 2007 information with respect to the beneficial ownership of our non-voting equity securities by:

•       each of our directors;

•       each of our executive officers, including the Named Executive Officers in the Summary Compensation Table; and

•       all of our directors and executive officers as a group.

The Series E and Series F non-voting common stock are subject to the vesting schedules and participation levels set forth in the respective award agreements.

	Series C Non-Voting Preferred Stock(1)		Series D Non-Voting Preferred Stock		Series E Non-Voting Common Stock		Series F Non-Voting Common Stock
Beneficial Owner	Number	%	Number	%	Number	%	Number	%
Sidney R. Knafel	3,903,132	29.2	—	—	281,250	8.0	22,500	24.1
Michael S. Willner	738,000	5.5	—	—	621,875	17.6	22,500	24.1
Dinni Jain	—	—	—	—	237,500	6.7	9,000	9.7
John Abbot	6,000	*	—	—	290,000	8.2	4,500	4.8
Hamid Heidary	—	—	—	—	—	—	1,850	2.0
Christopher Slattery	—	—	—	—	25,000	*	3,500	3.8
Elliot Brecher	1,000	*	—	—	101,250	2.9	1,800	1.9
James A. Attwood, Jr.(2)	—	—	47,015,659	100.0	—	—	—	—
Michael J. Connelly(2)	—	—	47,015,659	100.0	—	—	—	—
Stephen C. Gray	—	—	—	—	10,370	*	—	—
Amos B. Hostetter, Jr.(3)	3,404,255	25.5	—	—	10,370	*	—	—
William E. Kennard (2)	—	—	47,015,659	100.0	—	—	—	—
Geraldine B. Laybourne	—	—	—	—	10,370	*	—	—
All directors and executive officers as a group (13 persons)	8,052,387	60.2	47,015,659	100.0	1,587,985	44.9	65,650	70.4

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

Insight Midwest Partnership Split-Up Provisions

We own 50% of the outstanding partnership interests in Insight Midwest, L.P. The other 50% of Insight Midwest is owned by an indirect subsidiary of Comcast Corporation, an entity over which we have no control. Our 50% interest in Insight Midwest constitutes substantially all of our operating assets. The Insight Midwest partnership agreement provides that either partner has the right to commence a split-up process with respect to Insight Midwest. To date, neither partner has commenced the split-up process.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
Series E non-voting common stock	—	—	130,640	(1)
Series F non-voting common stock	—	—	6,750	(1)
Total
Series E non-voting common stock	—	—	130,640	(1)
Series F non-voting common stock	—	—	6,750	(1)

(1)          Represents shares available for future awards under our 2005 Stock Incentive Plan as of December 31, 2006.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

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

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $181.6 million for the year ended December 31, 2006. As of December 31, 2006, $30.7 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

James A. Attwood, Jr., Michael J. Connelly and William E. Kennard are affiliates of The Carlyle Group. Carlyle renders management, consulting, acquisition and financial services to the Company for an annual fee of $1.5 million payable quarterly. Affiliates of Carlyle who also serve as directors of the Company do not receive additional compensation for service in such capacity.

Our audit committee operates under a written charter. Pursuant to its charter, our audit committee is required to review and discuss with management and our independent auditors any related party transactions. Our audit committee has the ultimate authority to approve all related party transactions.

Item 14.                 Principal Accountant Fees and Services

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

	2006	2005
	(in thousands)
Audit fees	$704	$727
Audit-related fees	66	156
Tax fees	249	364
All other fees	—	61
Total	$1,019	$1,308

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm
—Internal Control over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm
—Financial Statements	F-2
Insight Communications Company, Inc.
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3
Insight Communications Company, Inc.
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-4
Insight Communications Company, Inc.
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-5
Insight Communications Company, Inc.
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-6
Insight Communications Company, Inc.
Notes to Consolidated Financial Statements	F-7

(b) Exhibits:

Exhibit Number	Exhibit Description
2	Agreement and Plan of Merger, dated as of July 28, 2005, between Registrant and Insight Acquisition Corp.(1)
3(i)	Amended and Restated Certificate of Incorporation of Registrant(2)
3(ii)	By-laws of Registrant(2)
10.1*	1999 Equity Incentive Plan of Registrant(3)
10.1A*	Form of Deferred Stock Award Agreement(4)
10.1B*	Form of Amendment to Deferred Stock Award Agreement, dated December 16, 2005(4)
10.2*	2005 Stock Incentive Plan of Registrant(2)
10.2A*	Form of Subscription Agreement for E Shares(2)
10.2B*	Form of Subscription Agreement for F Shares(2)
10.3

Credit Agreement, dated as of October 6, 2006, among Insight Midwest Holdings, LLC, as Borrower, J.P. Morgan Securities Inc. and Bank of America, N.A., as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc., General Electric Capital Corporation, Wachovia Bank, National Association and The Royal Bank of Scotland plc, as Co-Documentation Agents, and The Bank of New York, as Administrative Agent, and the other agents and lenders party thereto (5)

10.3A

Guarantee Agreement, dated as of October 6, 2006, among Insight Midwest Holdings, LLC, Insight Midwest, L.P., each of the subsidiaries of Insight Midwest Holdings, LLC signatory thereto, and The Bank of New York (5)

10.3B

Security Agreement, dated as of October 6, 2006, among Insight Midwest Holdings, LLC, Insight Midwest, L.P., each of the subsidiaries of Insight Midwest Holdings, LLC signatory thereto, and The Bank of New York (5)

10.4	Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 2001(6)
10.5

Amended and Restated Management Agreement by and between Insight Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999(7)

10.6	First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.(6)
10.7	Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of October 1, 1999(6)
10.8	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001(6)
10.9	Management Agreement by and between Insight Kentucky Partners II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999(7)
10.10	Amended and Restated Operating Agreement of Insight Communications of Central Ohio, LLC, dated as of September 29, 2003(8)
10.11	Management Agreement by and between Insight Communications of Central Ohio, LLC and Insight Communications Company, L.P., dated as of September 29, 2003(8)

10.12	Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated January 5, 2001(9)
10.12A	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002(10)
10.13	Indenture relating to 9¾% senior notes of Insight Midwest, L.P. and Insight Capital, Inc., dated as of October 1, 1999(11)
10.13A	First Supplemental Indenture, dated as of January 14, 2004, relating to 9¾% senior notes(12)
10.14	Indenture relating to 12.25% senior discount notes of Registrant, dated as of February 6, 2001(6)
10.14A	First Supplemental Indenture, dated as of January 14, 2004, relating to 12.25% senior discount notes (12)
10.15	Promissory Note, dated March 28, 2002, made by Insight Midwest, L.P. to the Registrant(13)
10.16	Purchase Agreement, dated July 2, 2004, between Insight Midwest Holdings, LLC and Comcast Cable Holdings, LLC and certain of its affiliates(14)
10.17	Transition and Termination Agreement, dated as of July 22, 2004, between Comcast of Montana/Indiana/Kentucky/Utah and Insight Communications Company, L.P.(15)
10.18	Form of Exchange Agreement between Registrant and certain employees(13)
10.19*	Employment agreement with Michael S. Willner, dated December 16, 2005(2)
10.20*	Employment agreement with Hamid Heidary, effective March 27, 2006(16)
10.21

Securityholders Agreement, dated as of December 16, 2005, among The Carlyle Group, the Registrant, those individuals identified as Continuing Investor Securityholders, Continuing Investor Holding Company, LLC and PH Investments(2)

10.22	Consulting Agreement, dated as of December 16, 2005 between Registrant and affiliates of The Carlyle Group(4)
14	Code of Ethics(12)
21	Subsidiaries of the Registrant(13)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer of Insight Communications Company, Inc.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer of Insight Communications Company, Inc.
32	Section 1350 Certifications

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

       (4) Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

       (5) Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated October 6, 2006, and incorporated herein by reference.

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

       (9) Filed as an exhibit to Registrant’s Current Report on Form 8-K, dated January 5, 2001, and incorporated herein by reference.

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

(13)   Filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(14)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference.

(15)   Filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference.

(16)   Filed as an exhibit to Registrant’s Quarterly  Report on Form 10-Q for the quarterly period ended March 31, 2006 and incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Insight Communications Company, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Insight Communications Company, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion management’s assessment that Insight Communications Company, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Insight Communications Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insight Communications Company, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 6, 2007

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Insight Communications Company, Inc.

We have audited the accompanying consolidated balance sheets of Insight Communications Company, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insight Communications Company, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insight Communications Company, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 6, 2007

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31, 2006	December 31, 2005
Assets
Cash and cash equivalents	$43,573	$29,782
Investments	7,000	5,901
Trade accounts receivable, net of allowance for doubtful accounts of $1,148 and $1,079 as of December 31, 2006 and 2005	31,060	27,261
Launch funds receivable	355	974
Prepaid expenses and other assets	8,473	9,645
Total current assets	90,461	73,563
Fixed assets, net	1,151,260	1,130,705
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $29,473 and $24,302 as December 31, 2006 and 2005	19,053	24,220
Other non-current assets	2,941	2,287
Total assets	$3,698,104	$3,665,164
Liabilities and stockholders’ equity
Accounts payable	$43,772	$42,333
Accrued expenses and other current liabilities	45,521	45,413
Accrued property taxes	13,595	12,921
Accrued programming costs (inclusive of $30,677 and $29,878 due to related parties as of December 31, 2006 and 2005)	45,880	43,705
Deferred revenue	2,076	4,978
Interest payable	49,518	20,459
Debt—current portion	—	83,500
Total current liabilities	200,362	253,309
Deferred revenue	683	1,499
Debt	2,805,722	2,676,418
Other non-current liabilities	—	2,382
Minority interest	245,634	251,011
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Voting preferred stock, $.01 par value:
Series A—1,000,000 shares authorized; 848,945 shares issued and outstanding as of December 31, 2006 and 2005	8	8
Series B—1,000,000 shares authorized; 517,836 shares issued and outstanding as of December 31, 2006 and 2005	5	5
Non-voting preferred stock, $.01 par value:
Series C—15,000,000 shares authorized; 13,364,693 shares issued and outstanding as of December 31, 2006 and 2005	134	134
Series D—50,000,000 shares authorized; 47,015,659 shares issued and outstanding as of December 31, 2006 and 2005	470	470
Non-voting common stock, $.01 par value:
Series E—5,000,000 shares authorized; 3,536,247 and 0 shares issued and outstanding as of December 31, 2006 and 2005	35	—
Series F—100,000 shares authorized; 93,250 and 0 shares issued and outstanding as of December 31, 2006 and 2005	1	—
Voting common stock, $.01 par value:
Series G—10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2006 and 2005	—	—
Additional paid-in-capital	826,509	829,337
Accumulated deficit	(381,765)	(345,199)
Accumulated other comprehensive income	306	—
Deferred stock compensation	—	(4,210)
Total stockholders’ equity	445,703	480,545
Total liabilities and stockholders’ equity	$3,698,104	$3,665,164

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenue	$1,262,557	$1,117,681	$1,002,456
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $181,560, $157,643 and $150,956 of programming expense incurred through related parties during 2006, 2005 and 2004)	447,060	378,878	342,636
Selling, general and administrative (inclusive of $1,413, $17,368 and $4,438 of stock-based compensation for the years ended December 31, 2006, 2005 and 2004)	326,714	288,213	232,212
Transaction-related costs	—	61,972	—
Depreciation and amortization	270,231	247,039	239,123
Total operating costs and expenses	1,044,005	976,102	813,971
Operating income	218,552	141,579	188,485
Other income (expense):
Interest expense	(251,404)	(226,956)	(201,450)
Interest income	1,787	2,895	749
Other	(10,719)	3,541	(3,388)
Total other expense, net	(260,336)	(220,520)	(204,089)
Loss before minority interest, income taxes and extraordinary item	(41,784)	(78,941)	(15,604)
Minority interest income (expense)	5,377	(5,488)	(14,023)
Loss before income taxes and extraordinary item	(36,407)	(84,429)	(29,627)
Benefit (provision) for income taxes	(159)	(500)	201
Loss before extraordinary item	(36,566)	(84,929)	(29,426)
Extraordinary item, net of tax	—	—	15,627
Net loss	$(36,566)	$(84,929)	$(13,799)

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2003	$595	$—	$816,600	$(246,471)	$(13,582)	$(23)	$557,119
Net loss				(13,799)			(13,799)
Unrealized loss on investments						(279)	(279)
Realized gain on investments						(386)	(386)
Unrealized gain on interest rate swaps						1,010	1,010
Total comprehensive loss							(13,454)
Issuance of stock to 401(k) plan	1		1,309				1,310
Issuance of restricted stock	1		766		(767)		—
Issuance of stock through stock compensation and exercise of stock options			74		32		106
Acquisition of stock in satisfaction of employee loans	(3)		(3,660)				(3,663)
Mark-to-market non-cash compensation			(1,236)		4,398		3,162
Amortization of non-cash compensation					1,230		1,230
Balance at December 31, 2004	594	—	813,853	(260,270)	(8,689)	322	545,810
Net loss				(84,929)			(84,929)
Realized gain on investments						(448)	(448)
Unrealized gain on investments						126	126
Total comprehensive loss							(85,251)
Issuance of stock to 401(k) plan	2		2,563				2,565
Issuance of deferred stock units			2,322		(2,322)		—
Issuance of restricted stock	8		9,661		(9,669)		—
Issuance of stock through stock compensation and exercise of stock options			63		(15)		48
Cancellation of restricted stock	(2)		(1,933)		1,935		—
Mark-to-market non-cash compensation			2,455		984		3,439
Amortization of non-cash compensation					3,883		3,883
Going-private transaction adjustments	(602)	617	353		9,683		10,051
Balance at December 31, 2005	—	617	829,337	(345,199)	(4,210)	—	480,545
Net loss				(36,566)			(36,566)
Unrealized gain on interest rate swaps						306	306
Total comprehensive loss							(36,260)
Reversal of deferred compensation upon adoption of SFAS 123(R)			(4,210)		4,210		—
Issuance of non-voting common stock	36						36
Other			7				7
Amortization of non-cash compensation			1,375				1,375
Balance at December 31, 2006	$36	$617	$826,509	$(381,765)	$—	$306	$445,703

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(36,566)	$(84,929)	$(13,799)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	270,231	247,039	239,123
Stock-based compensation	1,413	17,368	4,438
Non-cash consulting expense	—	45	60
Gain on sale of investments	—	(448)	(386)
Gain on interest rate swaps	—	(2,078)	(36)
Loss on early extinguishments of debt	—	—	127
Minority interest	(5,377)	5,488	14,023
Provision for losses on trade accounts receivable	18,554	17,619	18,301
Contribution of stock to 401(k) Plan	—	2,565	1,309
Amortization of note discount	6,950	38,755	34,931
Deferred income taxes	—	—	(701)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(22,353)	(13,525)	(20,343)
Launch funds receivable	619	1,775	6,672
Prepaid expenses and other assets	745	2,238	6,011
Accounts payable	1,439	10,447	1,469
Interest payable	29,059	(184)	(2,672)
Accrued expenses and other liabilities	(765)	(8,602)	1,387
Net cash provided by operating activities	263,949	233,573	289,914
Investing activities:
Purchase of fixed assets	(286,389)	(220,102)	(174,096)
Sale of fixed assets	857	2,113	1,913
Purchase of intangible assets	—	—	(107)
Purchase of investments	(1,099)	(1,801)	(1,856)
Sale of investments	—	1,079	602
Net cash used in investing activities	(286,631)	(218,711)	(173,544)
Financing activities:
Proceeds from borrowings under old credit facilities	85,000	—	—
Repayment of old credit facilities	(1,489,250)	(83,500)	(68,250)
Repayment of notes	(815,000)	—	(8,134)
Debt refinancing costs	(30,282)	(1,733)	(14)
Proceeds from borrowings under new credit facilities	2,286,000	—	—
Other	5	9	—
Net cash provided by (used in) financing activities	36,473	(85,224)	(76,398)
Net change in cash and cash equivalents	13,791	(70,362)	39,972
Cash and cash equivalents, beginning of year	29,782	100,144	60,172
Cash and cash equivalents, end of year	$43,573	$29,782	$100,144

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable television systems in Illinois, Indiana, Kentucky and Ohio which passed approximately 2.5 million homes and has approximately 1.4 million customer relationships as of December 31, 2006.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems and, through July 31, 2004, managed certain systems owned by an affiliate of Comcast Cable Holdings, LLC (“Comcast Cable”) (formerly known as AT&T Broadband, LLC), the owner of the remaining 50% interest in Insight Midwest.

On July 28, 2005, we entered into a definitive merger agreement (“the merger”) with Insight Acquisition Corp., an entity organized by affiliates of The Carlyle Group in order to effect the transactions contemplated by the merger agreement. Pursuant to the terms of the merger agreement, on December 16, 2005, Insight Acquisition Corp. merged with and into us, and we are the surviving entity. As of the effective time of the merger, our public shareholders (other than stockholders that continued as investors in the surviving corporation and stockholders who demanded appraisal rights) had no further ownership interest in us. Instead, the shares of common stock of such holders were converted into the right to receive $11.75 in cash per share. As a result of the merger, our common stock is no longer publicly traded.

2.   Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Cable Services, LLC. Although Insight Midwest is equally owned by Insight LP and an indirect subsidiary of Comcast Cable, Insight LP, as the general partner of Insight Midwest, effectively controls all its operating and financial decisions. Accordingly, the results of Insight Midwest are included in our consolidated financial statements. The minority interest in our financial statements represents Comcast Cable’s 50% ownership interest in Insight Midwest. Intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenue is earned from customer fees for cable television video services including basic, classic, digital, premium, video-on-demand and ancillary services, such as rental of converters, remote control devices and installations. Installation revenues obtained from the connection of customers to our cable systems are less than related direct installation costs. Therefore, such revenues are recognized as connections are completed. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, commissions for products sold through home shopping networks, and, through July 2004, management fees. Revenue is recorded in the month the related services are rendered. Fees received during 2004 for activation of telephone services are amortized over the customer relationship period, generally three years (see Note 13 “Related Party Transactions”).

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

The carrying value of fixed assets is reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of the fixed assets will not be recovered from undiscounted future cash flows generated from such assets, an impairment loss would be recognized for the amount that the asset’s carrying value exceeds its fair value. We believe that no impairment of fixed assets existed as of December 31, 2006 or 2005.

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

Additionally, during September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all non-goodwill intangible assets and does not permit goodwill to be included in franchise assets. In connection with adopting SFAS No. 142 and Topic D-108 and based on guidance from EITF Issue No. 02-7, we performed an impairment assessment using an independent third-party appraiser for the three asset groups identified. The Company determined that, as of October 1, 2006 and 2005, there had been no impairment to our franchise costs.

Deferred Financing Costs

Deferred financing costs relate to costs, primarily legal and bank facility fees, incurred in securing bank loans and other sources of financing. These costs are amortized over the life of the applicable debt. For the years ended December 31, 2006, 2005 and 2004, we recorded amortization expense of $5.2 million, $5.4 million and $5.4 million.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant.

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method to record stock-based compensation expense; therefore, prior period results were not restated. SFAS 123(R) requires all share-based payments to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values (see Note 10 “Capital Stock, Stock Option Plan and Other Stock Based Compensation”). In connection with the adoption of SFAS 123(R) we reclassified our deferred stock compensation balance within stockholders’ equity to additional paid-in capital. The adoption of SFAS 123(R) did not materially impact our statement of operations.

Comprehensive Income

We own certain investments that are classified as available-for-sale and reported at market value, with net unrealized gains and losses recorded as components of comprehensive income. Additionally, we record the effective portion of certain derivatives’ net unrealized gains as components of comprehensive income. Comprehensive income is presented in the accompanying consolidated statements of changes in stockholders’ equity. The cumulative amount of comprehensive income is presented in the accompanying consolidated balance sheets as accumulated other comprehensive income.

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

Marketing and Promotional Costs

Marketing and promotional costs are expensed as incurred. Marketing and promotional expenses, net of marketing support (recorded as a reduction to marketing expense), for the years ended December 31, 2006, 2005 and 2004 were $47.9 million, $32.2 million and $21.6 million.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for fiscal years ending after September 15, 2006 or calendar year 2006 for us. Upon completing our evaluation of the requirements of SFAS No. 155, we determined it did not affect our consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishing a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or calendar year 2008 for us. We do not expect SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect EITF 06-3 to have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (Continued)

interim periods, disclosure and transition. FIN 48 is effective for fiscal years ending after December 15, 2006 or calendar year 2006 for us. Upon completing our evaluation of the requirements of FIN 48, we determined it did not affect our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, (“SAB No. 108”). SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006 or calendar year 2006 for us. Upon completing our evaluation of the requirements of SAB No. 108, we determined it did not affect our consolidated financial statements.

Reclassifications

Reclassifications have been made to the prior years’ financial statements to conform to those classifications used in 2006.

3.   Insight Midwest

In September 1999, Insight Midwest was formed to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with AT&T Broadband (now known as Comcast Cable). As of December 31, 2006, Insight Midwest was comprised of systems located in Indiana, Kentucky, Ohio and Illinois.

Indiana Systems

On October 31, 1998, Insight LP and AT&T Broadband contributed certain of their cable television systems located in Indiana and Northern Kentucky to form Insight Communications of Indiana, LLC (“Insight Indiana”)  in exchange for a 50% equity interest. On October 1, 1999, as part of a joint venture restructuring involving the Kentucky Systems (discussed below), Insight Indiana became a wholly owned subsidiary of Insight Midwest. Pursuant to the terms of their respective operating agreements, Insight Midwest and Insight Indiana will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

Kentucky Systems

On October 1, 1999, Insight LP acquired a combined 50% interest in InterMedia Capital Partners VI, LP (the “IPVI Partnership”) from related parties of Blackstone Cable Acquisition Company, LLC, InterMedia Capital Management VI, LLC and a subsidiary and related party of AT&T Broadband, for $341.5 million (inclusive of expenses). Insight Midwest assumed debt of $742.1 million (the total debt of the IPVI Partnership) in connection with this transaction. Concurrently with this acquisition, the Kentucky Systems were contributed to Insight Midwest. Pursuant to the terms of its operating agreement, Insight Kentucky will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

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

Both Insight LP and AT&T Broadband contributed their respective systems to Insight Midwest subject to an amount of indebtedness such that Insight Midwest remains equally owned by Insight LP and AT&T Broadband. The total debt assumed by Insight Midwest of $654.5 million was financed with the proceeds from the Midwest Holdings Credit Facility. Upon completion of the transactions, Insight Indiana changed its name to Insight Communications Midwest.

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

Pursuant to the terms of its operating agreement, Insight Ohio will continue until October 1, 2011, unless extended or terminated sooner by Insight LP and Comcast Cable.

4.   Investments

Promptu

Promptu (formerly AgileTV Corporation) is a privately owned company that develops voice navigation services for television and mobile devices.

On May 11, 2005, we made an investment in Promptu by purchasing shares of Promptu’s Series B1 preferred stock and common stock for an aggregate purchase price of (i) approximately $900,000 in cash and (ii) approximately $300,000 in the form of conversion of an outstanding promissory note. We are accounting for our investment in Promptu under the cost method. As of December 31, 2006 and 2005, our carrying value in this investment was $1.2 million.

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002 we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. In October 2006, we agreed to extend the term of the carriage agreement through December 31, 2008. For the years ended December 31, 2006, 2005 and 2004, we paid Oxygen approximately $1.2 million, $440,000 and $0 for programming content. In addition, Oxygen paid us marketing support fees, which we record as a reduction of marketing expense, of approximately $68,000, $40,000 and $440,000 for the years ended December 31, 2006, 2005 and 2004.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement called for Oxygen to deliver to us shares having an aggregate fair market value as of December 31, 2005 of $3.8 million, and by December 1, 2006 deliver to us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. Pursuant to the equity issuance agreement, a portion of the monthly programming fees represent our equity investment in Oxygen. In October 2006, in connection with the extension of the carriage term, Oxygen issued shares to us of common stock representing a value as of December 31, 2005 of $5.8 million in full satisfaction of its obligation to issue equity to us under the equity issuance agreement. As of December 31, 2006 and December 31, 2005, our carrying value in this investment was $5.8 million and $4.7 million.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Fixed Assets

	December 31,	December 31,
	2006	2005
	(in thousands)
Land, buildings and improvements	$45,777	$41,042
Cable system equipment	2,676,108	2,398,364
Furniture, fixtures and office equipment	23,197	21,352
	2,745,082	2,460,758
Less: accumulated depreciation and amortization	(1,593,822)	(1,330,053)
Total fixed assets, net	$1,151,260	$1,130,705

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $265.0 million, $241.5 million and $233.8 million.

6.   Debt

	December 31,	December 31,
	2006	2005
	(in thousands)
Insight Midwest Holdings Credit Facility	$2,286,000	$1,404,250
Insight Midwest 9 3/4% Senior Notes	200,000	385,000
Insight Midwest 10 1/2% Senior Notes	—	630,000
Insight Inc. 12 1/4% Senior Discount Notes	350,000	350,000
	2,836,000	2,769,250
Net unamortized discount/premium on notes	(30,278)	(6,950)
Market value of interest rate swaps	—	(2,382)
Total debt	$2,805,722	$2,759,918

Insight Midwest Holdings $2.445 Billion Credit Facility

Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries and, on October 6, 2006, entered into a new $2.445 billion senior secured credit facility. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. Insight Midwest Holdings used the proceeds to refinance its existing senior credit facility and to redeem a portion of the outstanding Senior Notes of Insight Midwest (see below).

Obligations under the new credit facility are secured by a pledge of the outstanding equity interests of Insight Midwest Holdings and its subsidiaries. Borrowings under the credit facility will bear interest at a base rate selected by Insight Midwest Holdings plus an interest margin. The applicable interest margin may be increased or reduced based on Insight Midwest Holdings’ then current leverage ratio. The weighted average interest rate for debt outstanding under the credit facility was 7.40% at December 31, 2006. The credit facility permits the division of assets and liabilities of Insight Midwest under the terms of its partnership agreement or an alternative division mutually agreed to by its partners subject to certain requirements. As of December 31, 2006, we were in compliance with the credit facility’s covenant requirements.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Debt (Continued)

On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. During the third and fourth quarters of 2006, Insight Midwest repaid a total of $15.5 million of the loan balance. As of December 31, 2006 and December 31, 2005, the balance of the $100.0 million loan, including accrued interest, was $136.1 million and $139.1 million.

Insight Midwest Senior Notes

On October 1, 1999, simultaneously with the closing of the purchase of Insight Kentucky, Insight Midwest completed a $200.0 million offering of 9 3/4% senior notes due in October 2009. Interest payments on these Senior Notes, which commenced on April 1, 2000, are payable semi-annually on April 1 and October 1.

On December 17, 2002, Insight Midwest completed a $185.0 million add-on offering under the 9 3/4% Senior Notes indenture. Insight Midwest received proceeds of $176.9 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility.

On November 6, 2000, Insight Midwest completed a $500.0 million offering of 10 1/2% senior notes due in November 2010. Insight Midwest received net proceeds of $486.0 million. The proceeds of the offering were used to repay a portion of the outstanding debt under the then existing Insight Indiana and Insight Kentucky credit facilities. On December 9, 2003, Insight Midwest completed a $130.0 million add-on offering under the 10 1/2% Senior Notes indenture. Insight Midwest received proceeds of $140.9 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Midwest Holdings Credit Facility.

On November 7, 2006, Insight Midwest Holdings used a portion of the proceeds from the new $2.445 billion senior secured credit facilities to redeem all $630.0 million outstanding principal amount of Insight Midwest’s 10½% Senior Notes due November 1, 2010 at a redemption price of 103.5% of the principal amount and $185.0 million principal amount of Insight Midwest’s total outstanding $385.0 million of the 9¾% Senior Notes due October 1, 2009 at a redemption price of 101.625% of the principal amount redeemed, plus accrued and unpaid interest. We recorded $1.7 million in other expenses in these transactions.

The Insight Midwest Senior Notes are general unsecured obligations and are subordinate to all other liabilities of Insight Midwest, the amounts of which were $2.5 billion and $1.6 billion as of December 31, 2006 and 2005. The Insight Midwest Senior Notes contain certain financial and other debt covenants. As of December 31, 2006, we were in compliance with all covenant requirements.

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Debt (Continued)

No cash interest on the discount notes accrued prior to February 15, 2006. Thereafter, cash interest on the discount notes began to accrue and is payable on February 15 and August 15 of each year. The initial accreted value of the discount notes increased until February 15, 2006 such that the accreted value equaled the revised outstanding principal amount of $350.0 million on December 31, 2006.

The Insight Inc. 12 1/4% Senior Discount Notes contain certain financial and other debt covenants. As of December 31, 2006, we were in compliance with the all covenant requirements.

Debt Principal Payments

As of December 31, 2006, the remaining principal payments required on our debt were as follows (in thousands):

2007	$—
2008	9,313
2009	243,062
2010	61,313
2011	430,563
Thereafter	2,091,749
Total	$2,836,000

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

Fair Value Hedges

In July 2003, we entered into three interest rate swap agreements whereby we swapped fixed rates under a tranche of our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 8.3%, on $185.0 million notional value of debt. These

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Derivative Instruments (Continued)

agreements expired on November 1, 2005. We recorded a gain on these swaps of $2.1 million and $36,000 for the years ended December 31, 2005 and 2004, which is included in other income (expense).

In December 2003, we entered into an interest rate swap agreement whereby we swapped fixed rates under a different tranche of our 10 1/2% senior notes due in December 2010 for variable rates equal to six-month LIBOR, plus the applicable margin of approximately 5.9%, on $130.0 million notional value of debt. We terminated this agreement as of September 30, 2006 and the cost of termination was included in interest expense. This swap was determined to be perfectly effective in hedging against fluctuations in the fair value of the underlying debt. As such, changes in the fair value of the underlying debt equally offset changes in the value of the interest rate swap in our consolidated balance sheets. The cost of this swap if terminated as of December 31, 2005 was $2.4 million and was recorded in other non-current liabilities and as an adjustment to the carrying value of debt.

Cash Flow Hedges

In October 2006, we entered into two interest rate swap agreements whereby we swapped floating rates for:

•       a fixed rate of 5.240% on $450.0 million notional value of debt which expires in December 2007; and

•       a fixed rate of 5.148% on $400.0 notional million value of debt which expires in December 2008.

At December 31, 2006 we recorded $87,000 of interest receivable related to these agreements. At December 31, 2006, the estimated fair value of these interest rate swap agreements was approximately $306,000.

8.   Supplemental Cash Flow Information

The following amounts were paid in cash during the years ended December 31:

	2006	2005	2004
	(in thousands)
Interest	$214,702	$188,216	$167,602
Income taxes	827	266	271

9.   Income Taxes

For the years ended December 31, 2006, 2005 and 2004, we recorded a deferred tax benefit of $0.0, $0.0, and $0.7 million. In addition, for the tax years ended December 31, 2006, 2005 and 2004, we recorded a current tax expense related to state and local taxes of approximately $159,000, $500,000 and $500,000. Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Income Taxes (Continued)

Significant components of our deferred tax assets and liabilities consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$310,312	$287,773
Unrealized loss on investments	7,134	7,134
Deferred interest expense	66,512	62,504
Capital loss	8,497	8,497
Other	176	239
Gross deferred tax asset	392,631	366,147
Valuation allowance	(110,442)	(284,490)
Net deferred tax asset	282,189	81,657
Deferred tax liabilities:
Depreciation and amortization	4,837	4,825
Partnership investment	277,352	76,832
Gross deferred tax liability	282,189	81,657
Net deferred tax liability	$—	$—

We have provided a full valuation allowance on our deferred tax asset, consisting primarily of net operating loss carryforwards and deferred interest expense, due to the uncertainty regarding our realization of such assets in the future. The valuation allowance decreased by approximately $174.0 million for the year ended December 31, 2006.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Benefit at federal statutory rate	$(12,743)	$(29,550)	$(4,900)
State and local taxes	159	500	500
Expenses not deductible for U.S. tax purposes	23	33	36
Minority interest	1,883	—	—
Disallowed interest expense	153	922	933
Disallowed compensation deduction	443	6,390	1,553
Capitalized privatization costs	—	18,331	—
Tax effect of interest rate swaps	—	—	(701)
Loss for which no benefit was received	10,241	3,874	2,378
Income tax (benefit) provision	$159	$500	$(201)

As of December 31, 2006, we had a net operating loss carry-forward of approximately $757.0 million for U.S. federal income tax purposes. Such losses may be subject to certain annual limitations imposed by Section 382 of the Internal Revenue Code and similar state provisions. Our net operating loss began accumulating effective July 26, 1999, the date of our initial public offering and will expire in the years 2019 through 2026.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Income Taxes (Continued)

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) became effective. The Act made changes to the income tax laws that affected us beginning in 2005, the most significant of which is a new deduction relating to qualifying domestic production activities. The deduction is equal to 3% of qualifying income for 2005 and 2006, 6% in 2007 through 2009, and by 2010, 9% of such income. We did not derive any benefits from this law change in 2006 or 2005.

10.   Capital Stock, Stock Option Plan and Other Stock Based Compensation

2005 Stock Incentive Plan

On December 16, 2005, concurrently with the going-private merger, our Board of Directors adopted the 2005 Stock Incentive Plan (the “2005 Plan”). Under the 2005 Plan the Board has the authority to grant awards of shares of its non-voting common stock to officers, employees and directors. A total of 3,666,887 shares of Series E Non-Voting Common Stock and 100,000 shares of Series F Non-Voting Common Stock are authorized for issuance under the 2005 Plan. Shares granted under the 2005 Plan require the execution of a subscription agreement.

As of December 31, 2006, 3,536,247 shares of Series E Non-Voting Common Stock and 93,250 shares of Series F Non-Voting Common Stock have been issued under the 2005 Plan.

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

10.   Capital Stock, Stock Option Plan and Other Stock Based Compensation (Continued)

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Capital Stock, Stock Option Plan and Other Stock Based Compensation (Continued)

1999 Equity Incentive Plan

Our 1999 Equity Incentive Plan (the “Plan”) provided for the grant of incentive stock options, nonqualified stock options and restricted stock, as well as other awards such as performance units, performance shares, deferred stock, dividend equivalents and other stock-based awards. The Plan remains in effect, with only deferred stock units remaining outstanding.

Stock Options

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

We have excluded all disclosures of option activity, options outstanding, options exercisable and weighted average exercise prices as we believe that the presentation of this information would not be meaningful to the reader of the financial statements because as of the effective time of the merger our common stock was no longer  publicly traded, all of our options were canceled and other equity interests were converted into equity in the surviving corporation.

Pursuant to SFAS No. 123, we had, prior to the merger, elected to continue to account for employee stock-based compensation under APB No. 25, using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense was recognized for options granted to employees under the Plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123 had been applied to each of the years ended December 31, 2005 and 2004. These results take into effect the cancellation of all of our options in the going-private transaction. The following assumptions were used in determining the fair values: weighted average risk-free interest rate—4.05% (2005) and 4.10% (2004); stock price volatility of 50% in all years; dividend yield of 0% in all years; and expected option life of seven years in all years (in thousands):

	Year Ended December 31,
	2005	2004
Net loss as reported	$(84,929)	$(13,799)
Add: Stock-based compensation as reported	17,368	4,438
Deduct: Stock-based compensation determined under fair value based method for all awards, net of tax	(42,954)	(9,887)
Adjusted net loss	$(110,515)	$(19,248)

Other Stock Based Compensation

Restricted Stock

In 2005 and 2004, we issued to employees 828,141 and 90,000 shares of common stock in the form of restricted stock. The restricted stock provided for vesting over a five-year period and were issued in the

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Capital Stock, Stock Option Plan and Other Stock Based Compensation (Continued)

name of the employee on the date of grant and held by us until the shares vested. For the years ended December 31, 2005 and 2004 we recorded stock based compensation expense of $3.1 million and $471,000, which was being amortized on a straight-line basis over the vesting term.

At the effective time of the merger, pursuant to the merger agreement, we waived the transferability restrictions and/or the vesting conditions applicable to all restricted shares, and except for such shares that continued as shares of the surviving corporation, such shares became entitled to receive $11.75 in cash per share.

Deferred Stock Units

In 2005, we issued to employees 215,500 shares of deferred stock units. The deferred stock units vest over a five-year period and were issued in the name of the employee on the date of grant. For the years ended December 31, 2006, 2005 and 2004, we recorded stock based compensation expense of $1.4 million, $786,000 and $726,000, which is being amortized on a straight-line basis over the vesting term.

At the effective time of the merger, we adjusted each of the deferred stock unit agreements so that, upon delivery at the end of the deferral period, the holder of each deferred stock unit will be entitled to receive one share of Series C Non-Voting Preferred Stock of the surviving corporation for each share of Insight Class A common stock that the holder otherwise would have been entitled to receive prior to the adjustment. We also amended the agreements evidencing the deferred stock units to provide that the deferral period will end on the earlier of i) a change of control or ii) upon the later to occur of December 16, 2010 or the employee’s termination of employment. Any deferred stock units that remained unvested at the effective time of the merger will continue to vest according to the schedule set forth in the applicable agreement evidencing the grant of such deferred stock units.

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Capital Stock, Stock Option Plan and Other Stock Based Compensation (Continued)

As of the effective time of the merger, vesting conditions on the Loan Program Exchange Shares were waived.  Holders of Loan Program Exchange Shares contributed a portion of their Loan Program Exchange Shares to Insight Acquisition Corp. and in connection with the merger received a corresponding number of shares of Series C non-voting preferred stock. The balance of the Loan Program Exchange Shares were converted into the right to receive the merger consideration of $11.75 per share.

11.   Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain cash and cash equivalents with various financial institutions and we consider their credit worthiness as a factor in our decision to hold deposits at these institutions. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base.

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

Debt:   The carrying amounts of our borrowings under our credit arrangements approximate fair value as they bear interest at floating rates. The fair value of our Senior Notes and Senior Discount Notes are based on quoted market prices and are listed in the following table:

	Fair Value at December 31, 2006	Fair Value at December 31, 2005
	(in thousands)
Insight Midwest 9¾% Senior Notes	$203,000	$394,600
Insight Midwest 10½% Senior Notes	—	659,100
Insight Inc. 12¼% Senior Discount Notes	366,625	365,300

Interest rate swap agreements:   Interest rate swap agreements are recorded in our financial statements at fair value. The fair value, (cost, if terminated) of such swap agreements was $306,000 million and $(2.4) million as of December 31, 2006 and 2005.

12.   Minority and Preferred Interests

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

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Minority and Preferred Interests (Continued)

As of December 31, 2006 and 2005 we had $245.6 million and $251.0 million of minority interest recorded in our balance sheet as temporary equity related to Insight Midwest. On October 29, 2003, the FASB announced that it had deferred indefinitely the application of SFAS No. 150 as it applies to minority interests related to limited life entities consolidated in parent company financial statements. Although this application was deferred, the disclosure requirements of SFAS No. 150 still apply and, therefore, companies are required to disclose the estimated settlement value of these non-controlling interests.

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

Depending on the nature of a dissolution of the partnership, Insight Midwest will be required, in accordance with the partnership agreement, to either distribute to Comcast Cable some of its cable systems and liabilities equal to 50% of the net market value of the partnership or, in the event of a liquidation, an amount in cash equal to 50% of the net proceeds received. As of December 31, 2006, we estimated the settlement value of this minority interest to be between $1.1 billion and $1.8 billion.

13.   Related Party Transactions

Managed Systems

On March 17, 2000, we entered into a management agreement with Comcast of Montana/Indiana/Kentucky/Ohio (“Comcast”) (formerly known as InterMedia Partners Southeast), an affiliate of Comcast Cable, to provide management services to cable television systems owned by Comcast. Effective July 31, 2004, the management agreement was terminated by mutual agreement. We recognized management fees in connection with this agreement of $1.4 million for the year ended December 31, 2004.

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $181.6 million, $157.6 million and $151.0 million for the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006 and 2005, $30.7 million and $29.9 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties.

Telephone Agreements

Prior to December 31, 2004, to facilitate delivery of telephone services, we were party to a joint operating agreement with Comcast Cable that allowed Insight Midwest to deliver to its residential customers, in certain of its service areas, local telephone service provided by Comcast Cable. Under the terms of the agreement, Insight Midwest leased certain capacity on our local network to Comcast Cable. Revenue earned from leased network capacity used in the provision of telephone services was $8.5 million for the year ended December 31, 2004. In addition, Insight Midwest received additional payments related

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Related Party Transactions (Continued)

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

Advertising Services

In October 1999, to facilitate the administration of our advertising services in our Kentucky Systems, we entered into an agreement with Comcast Cable, which provided for this affiliate to perform all of our Kentucky advertising sales and related administrative services. Effective September 26, 2004, this agreement was terminated by mutual agreement. We earned advertising revenues from this affiliate of $13.5 million for the year ended December 31, 2004.

Consulting Services

On December 16, 2005, in conjunction with the merger, we entered in an agreement with affiliates of The Carlyle Group to render management, consulting, acquisition and financial services to us for an annual fee of $1.5 million, payable quarterly. For the years ended December 31, 2006 and 2005 we expensed $1.5 million and $62,000 related to these fees.

14.   401(k) Plan

We sponsor a savings and investment 401(k) Plan for the benefit of our employees. All employees who have attained age 18 are eligible to participate in the plan. We make matching contributions equal to 100% of the employee’s contribution excluding any such contributions in excess of 5% of the employee’s wages. Effective December 20, 2005, 100% of our matching contribution to the plan is in the form of cash. For the years ended December 31, 2006, 2005 and 2004, we matched contributions of $4.2 million, $4.2 million and $3.6 million.

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

Litigation

Between March 7 and March 15, 2005, five purported class action lawsuits were filed in the Delaware Court of Chancery naming, among others, Insight Communications Company, Inc. and each of its directors as defendants. The cases were subsequently consolidated under the caption In Re Insight Communications Company, Inc. Shareholders Litigation (Civil Action No. 1154-N), and, on April 11, 2005, a Consolidated Amended Complaint (“Complaint”) was filed. The Complaint alleged, among other things, that the defendant directors breached their fiduciary duties to our stockholders in connection with a proposal from Sidney R. Knafel, Michael Willner, together with certain related and other parties, and The Carlyle Group to acquire all of our then-outstanding, publicly-held Class A common stock.

On July 28, 2005, the parties to the action entered into a memorandum of understanding setting forth the terms of a proposed settlement of the litigation, and, on May 11, 2006, filed a stipulation of settlement with the Court. Kim D. Kelly, a former employee and officer, subsequently objected to the proposed settlement. In a separate action, filed April 14, 2006, Ms. Kelly sought a statutory appraisal of, among other things, shares of our Class A common stock she held prior to the going-private merger, and on August 3, 2006, Ms. Kelly sent our board of directors a claim letter alleging that the company and certain affiliated entities breached certain purported commitments relating to certain equity interests and options that she held. On November 28, 2006, Insight and certain officers and affiliates entered into a settlement agreement with Ms. Kelly. Under the agreement, in consideration of certain covenants and agreements, including the exchange of general releases, Ms. Kelly agreed to withdraw her appraisal petition and objection to the settlement of the class action litigation.

On December 1, 2006, the Court ruled that (i) the action should be certified as a class action; (ii) the settlement of the litigation be approved as fair, reasonable and adequate; (iii) plaintiffs’ request for attorneys’ fees and expenses of $1.2 million should be granted; and (iv) the withdrawn objection was not meritorious. On the same day, the Court also entered an order and final judgment, which, among other things, approved the settlement of the litigation, dismissed the litigation with prejudice, and released the claims asserted in the litigation. The time for appeal of the Court’s decision has expired.

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

Lease Agreements

We lease equipment and office space under various operating lease arrangements expiring through February 24, 2101. Future minimum rental payments required under such operating leases as of December 31, 2006 were (in thousands):

2007	$4,381
2008	3,616
2009	2,603
2010	682
2011	221
Thereafter	1,218
Total	$12,721

Rental expense on operating leases for the years ended December 31, 2006, 2005 and 2004 was $7.1 million, $6.8 million and $5.6 million.

16.   Quarterly Selected Financial Data (Unaudited)

	Three months ended				Year ended
2006	March 31	June 30	September 30	December 31	December 31, 2006
	(dollars in thousands)
Revenue	$301,281	$311,717	$318,105	$331,454	$1,262,557
Operating income	47,389	49,894	55,811	65,458	218,552
Net loss	(10,819)	(8,895)	(7,728)	(9,124)	(36,566)

	Three months ended				Year ended
2005	March 31	June 30	September 30	December 31	December 31, 2005
Revenue	$269,327	$279,311	$278,986	$290,057	$1,117,681
Operating income (loss)	44,710	59,611	51,078	(13,820)	141,579
Net loss	(8,342)	(728)	(7,375)	(68,484)	(84,929)

17.   Subsequent Event

On February 12, 2007, the Insight Midwest Holdings credit agreement was amended to reduce the applicable margin with respect to the $1.8 billion B Term Loan facility by 25 basis points, or 0.25%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Insight Communications Company, Inc. (the “Registrant”) has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Insight Communications Company, Inc.
Date: March 27, 2007	By:	/s/ MICHAEL S. WILLNER
Michael S. Willner, Vice Chairman
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ SIDNEY R. KNAFEL	Chairman of the Board	March 27, 2007
Sidney R. Knafel
/s/ MICHAEL S. WILLNER	Vice Chairman, Chief Executive	March 27, 2007
Michael S. Willner	Officer and Director (Principal Executive Officer)
/s/ DINNI JAIN	President, Chief Operating	March 27, 2007
Dinni Jain	Officer and Director
/s/ JOHN ABBOT	Executive Vice President and Chief	March 27, 2007
John Abbot	Financial Officer (Principal Financial Officer)
/s/ DANIEL MANNINO	Senior Vice President and Controller	March 27, 2007
Daniel Mannino	(Principal Accounting Officer)
/s/ JAMES A. ATTWOOD, JR.	Director	March 27, 2007
James A. Attwood, Jr.
/s/ MICHAEL J. CONNELLY	Director	March 27, 2007
Michael J. Connelly
/s/ STEPHEN C. GRAY	Director	March 27, 2007
Stephen C. Gray
/s/ AMOS B. HOSTETTER, JR.	Director	March 27, 2007
Amos B. Hostetter, Jr.
/s/ WILLIAM E. KENNARD	Director	March 27, 2007
William E. Kennard
/s/ GERALDINE B. LAYBOURNE	Director	March 27, 2007
Geraldine B. Laybourne