Form 10-Q
period 2007-03-31
INSIGHT COMMUNICATIONS CO INC
filed 2007-05-15
CIK 1084421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not Applicable

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	unaudited
Assets
Cash and cash equivalents	$34,975	$43,573
Investments	7,000	7,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,002 and $1,148 as of March 31, 2007 and December 31, 2006	19,703	31,060
Launch funds receivable	220	355
Prepaid expenses and other current assets	7,993	8,473
Total current assets	69,891	90,461
Fixed assets, net	1,159,784	1,151,260
Goodwill	72,430	72,430
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $30,354 and $29,473 as of March 31, 2007 and December 31, 2006	18,584	19,053
Other non-current assets	2,454	2,941
Total assets	$3,685,102	$3,698,104

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	unaudited
Liabilities and stockholders’ equity
Accounts payable	$45,071	$43,772
Accrued expenses and other current liabilities	40,772	45,521
Accrued property taxes	17,027	13,595
Accrued programming costs (inclusive of $33,964 and $30,677 due to related parties as of March 31, 2007 and December 31, 2006)	51,663	45,880
Deferred revenue	1,457	2,076
Interest payable	53,069	49,518
Total current liabilities	209,059	200,362
Deferred revenue	493	683
Debt	2,781,772	2,805,722
Other non-current liabilities	317	—
Minority interest	246,187	245,634
Stockholders’ equity:
Voting preferred stock, $.01 par value:
Series A - 1,000,000 shares authorized; 848,945 shares issued and outstanding as of March 31, 2007 and December 31, 2006	8	8
Series B - 1,000,000 shares authorized; 517,836 shares issued and outstanding as of March 31, 2007 and December 31, 2006	5	5
Non-voting preferred stock, $.01 par value:
Series C - 15,000,000 shares authorized; 13,364,693 shares issued and outstanding as of March 31, 2007 and December 31, 2006	134	134
Series D - 50,000,000 shares authorized; 47,015,659 shares issued and outstanding as of March 31, 2007 and December 31, 2006	470	470
Non-voting common stock, $.01 par value:
Series E - 5,000,000 shares authorized; 3,516,997 and 3,536,247 shares issued and outstanding as of March 31, 2007 and December 31, 2006	35	35
Series F - 100,000 shares authorized; 95,180 and 93,250 shares issued and outstanding as of March 31, 2007 and December 31, 2006	1	1
Voting common stock, $.01 par value:
Series G - 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Additional paid-in-capital	826,899	826,509
Accumulated deficit	(379,961)	(381,765)
Accumulated other comprehensive income (loss)	(317)	306
Total stockholders’ equity	447,274	445,703
Total liabilities and stockholders’ equity	$3,685,102	$3,698,104

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2007	2006
Revenue	$339,469	$301,281
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $51,393 and $43,081 of programming expense incurred through related parties for the three months ended March 31, 2007 and 2006)	119,855	111,415
Selling, general and administrative (inclusive of $391 and $550 of stock-based compensation for the three months ended March 31, 2007 and 2006)	90,673	78,165
Depreciation and amortization	69,279	64,312
Total operating costs and expenses	279,807	253,892
Operating income	59,662	47,389
Other income (expense):
Interest expense	(57,897)	(61,075)
Interest income	320	512
Other income (expense)	393	(70)
Total other expense, net	(57,184)	(60,633)
Income (loss) before minority interest and income taxes	2,478	(13,244)
Minority interest income (expense)	(553)	2,505
Income (loss) before income taxes	1,925	(10,739)
Provision for income taxes	(121)	(80)
Net income (loss)	$1,804	$(10,819)

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$1,804	$(10,819)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,279	64,312
Stock-based compensation	391	550
Loss on interest rate swaps	—	1,665
Minority interest	553	(2,505)
Provision for losses on trade accounts receivable	2,559	2,904
Amortization of note discount	1,050	4,816
Changes in operating assets and liabilities:
Trade accounts receivable	8,798	6,780
Launch funds receivable	135	387
Prepaid expenses and other assets	949	(2,710)
Accounts payable	1,299	(8,092)
Interest payable	3,551	31,485
Accrued expenses and other liabilities	3,351	(2,248)
Net cash provided by operating activities	93,719	86,525
Investing activities:
Purchase of fixed assets	(76,927)	(57,629)
Sale of fixed assets	23	336
Purchase of investments	—	(257)
Net cash used in investing activities	(76,904)	(57,550)
Financing activities:
Repayment of credit facilities	(25,000)	(20,875)
Debt issuance costs	(412)	—
Other	(1)	1
Net cash used in financing activities	(25,413)	(20,874)
Net increase (decrease) in cash and cash equivalents	(8,598)	8,101
Cash and cash equivalents, beginning of period	43,573	29,782
Cash and cash equivalents, end of period	$34,975	$37,883

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable systems in Illinois, Indiana, Kentucky and Ohio which passed approximately 2.5 million homes and had approximately 1.4 million customer relationships as of March 31, 2007.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems. An indirect subsidiary of Comcast Corporation (“Comcast”) owns a 50% limited partner interest in Insight Midwest.

The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Cable Services, LLC. Reclassifications have been made to the prior year’s financial statements to conform to those classifications used in 2007.

On April 1, 2007, Insight Midwest’s partnership agreement was amended, and we agreed with Comcast on a division of Insight Midwest’s assets and liabilities. Upon completion of the transaction, we will own 100% of Insight Midwest’s cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, and Comcast will own 100% of Insight Midwest’s cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana. Pending completion of the transaction, we will continue to serve as general partner and control and manage all of the cable systems of Insight Midwest and will continue to include the results of Insight Midwest in our consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight systems group was initially allocated approximately $1,259.6 billion of the partnership’s debt and the Comcast systems group was initially allocated approximately $1,335.4 billion of the partnership’s debt. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007 (see Note 8 “Minority and Preferred Interests”).

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Responsibility for Interim Financial Statements (Continued)

the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period.

3. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 effective January 1, 2007 and had no material unrecognized tax benefits as of the adoption date and as of March 31, 2007. The Company is subject to taxation in the U.S. and various state jurisdictions. The company’s tax returns for 2003 through 2006 tax years remain subject to examination.

4. Investments

Promptu

Promptu (formerly AgileTV Corporation) is a privately owned company that develops voice navigation services for television and mobile devices. On May 11, 2005, we made an investment in Promptu by purchasing shares of Promptu’s Series B1 preferred stock and common stock for an aggregate purchase price of (i) approximately $900,000 in cash and (ii) approximately $300,000 in the form of conversion of an outstanding promissory note. We are accounting for our investment in Promptu under the cost method. As of March 31, 2007 and December 31, 2006, our carrying value in this investment was $1.2 million.

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002, we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. In October 2006, we agreed to extend the term of the carriage agreement through December 31, 2008.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. The agreement called for Oxygen to deliver to us shares having an aggregate fair market value as of

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Recent Accounting Pronouncements (Continued)

December 31, 2005 of $3.8 million, and by December 1, 2006 deliver to us additional shares having an aggregate fair market value as of the December 31, 2005 valuation of $2.0 million. Pursuant to the equity issuance agreement, a portion of the monthly programming fees represent our equity investment in Oxygen. In October 2006, in connection with the extension of the carriage term, Oxygen issued shares to us of common stock representing a value as of December 31, 2005 of $5.8 million in full satisfaction of its obligation to issue equity to us under the equity issuance agreement. We are accounting for our investment in Oxygen under the cost method. As of March 31, 2007 and December 31, 2006, our carrying value in this investment was $5.8 million.

5. Fixed Assets

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Land, buildings and improvements	$46,093	$45,777
Cable system equipment	2,750,916	2,676,108
Furniture, fixtures and office equipment	23,389	23,197
	2,820,398	2,745,082
Less: accumulated depreciation and amortization	(1,660,614)	(1,593,822)
Total fixed assets, net	$1,159,784	$1,151,260

We recorded depreciation expense of $68.4 million and $62.9 million for the three months ended March 31, 2007 and 2006.

6. Debt

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Insight Midwest Holdings Credit Facility	$2,261,000	$2,286,000
Insight Midwest 9¾% Senior Notes	200,000	200,000
Insight Inc. 12¼% Senior Discount Notes	350,000	350,000
	2,811,000	2,836,000
Net unamortized discount on notes	(29,228)	(30,278)
Total debt	$2,781,772	$2,805,722

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Debt (Continued)

Insight Midwest Holdings $2.445 Billion Credit Facility

Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries, and on October 6, 2006, entered into a new $2.445 billion senior secured credit facility. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. Insight Midwest Holdings used the proceeds to refinance its existing senior credit facility and to redeem a portion of the outstanding Senior Notes of Insight Midwest. As of March 31, 2007 we were in compliance with the credit facility’s covenant requirements.

On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. During the three months ended March 31, 2007, Insight Midwest repaid a total of $4.5 million of the loan balance. As of March 31, 2007 and December 31, 2006, the balance of the $100.0 million loan, including accrued interest was $134.6 million and $136.1 million.

Insight Inc. 12 1/4% Senior Discount Notes

No cash interest on the discount notes accrued prior to February 15, 2006. Thereafter, cash interest on the discount notes began to accrue and is payable on February 15 and August 15 of each year. The initial accreted value of the discount notes increased until February 15, 2006 such that the accreted value equaled the revised outstanding principal amount of $350.0 million on December 31, 2006. The Insight Inc. 12 1/4% Senior Discount Notes are scheduled to mature in February 2011 and contain certain financial and other debt covenants. As of March 31, 2007, we were in compliance with all covenant requirements.

Debt Principal Payments

As of March 31, 2007, the remaining principal payments required on our debt were as follows (in thousands):

2007	$—
2008	9,312
2009	242,063
2010	61,313
2011	430,562
Thereafter	2,067,750
Total	$2,811,000

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

Cash Flow Hedges

In October 2006, we entered into two interest rate swap agreements that were determined to be effective cash flow hedges whereby we swapped floating rates for:

•       a fixed rate of 5.240% on $450.0 million notional value of debt which expires in December 2007; and

•       a fixed rate of 5.148% of $400.0 million notional value of debt which expires in December 2008.

At March 31, 2007 and December 31, 2006 the estimated fair value (cost if terminated) of these interest rate swap agreements were approximately ($317,000) and $306,000.

8. Minority and Preferred Interests

As of March 31, 2007 and December 31, 2006 we had $246.2 million and $245.6 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest.

The Insight Midwest partnership was formed in September 1999 to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with an indirect subsidiary of AT&T Broadband (now known as Comcast Cable). The results of the partnership are included in our consolidated financial statements since we as general partner effectively control Insight Midwest’s operating and financial decisions. (See Note 1—“Organization and Basis of Presentation” for additional disclosure in connection with the proposed division of assets and liabilities of the partnership).

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Related Party Transactions

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $51.4 million and $43.1 million for the three months ended March 31, 2007 and 2006. As of March 31, 2007 and December 31, 2006, $34.0 million and $30.7 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties. Upon the completion of the division of assets and liabilities of Insight Midwest described in Note 1, we will no longer have the right to purchase programming services for our systems through this affiliate arrangement.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. We believe it is important to communicate management’s expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K for the year ended December 31, 2006, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

•       All of the services offered by our company face a wide range of competition that could adversely affect our future results of operations;

•       We have substantial debt and have significant interest payment requirements, which may adversely affect our ability to obtain financing in the future to fund our operations and our ability to react to changes in our business;

•       Upon completion of the division of our joint venture with a subsidiary of Comcast Corporation, we will face new challenges as a smaller company, including operating at lower margins;

•       The terms of Insight Midwest’s indebtedness limits our ability to access the cash flow of Insight Midwest’s subsidiaries for debt service and any other purpose;

•       We have a history of net losses and may not be profitable in the future;

•       Our programming costs are substantial, and they are expected to increase, particularly as a result of the pending division of our joint venture with Comcast; and

•       General business conditions, economic uncertainty or slowdown, and the effects of governmental regulation could adversely affect our future results of operations.

We do not undertake any obligation to publicly update or release any revisions to these forward-looking statements to reflect events or circumstances after the date that this quarterly report is filed with the SEC or to reflect the occurrence of unanticipated events, except as required by law.

Overview

Our revenues are earned from customer fees for cable television video services including basic, classic, digital, premium, video-on-demand and ancillary services, such as rental of converters and remote control devices and installations. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services and commissions for products sold through home shopping networks.

Some of the principal reasons for our net losses through March 31, 2007 include i) depreciation associated with our capital expenditures for the construction, expansion and maintenance of our systems, and, ii) interest costs on borrowed money. We expect to continue to report net losses for the foreseeable future. We cannot predict what impact, if any, continued losses will have on our ability to finance our operations in the future.

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations:

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	(in thousands)
Revenue	$339,469	$301,281
Operating costs and expenses:
Programming and other operating costs	119,855	111,415
Selling, general and administrative	90,673	78,165
Depreciation and amortization	69,279	64,312
Total operating costs and expenses	279,807	253,892
Operating income	59,662	47,389
Interest expense	57,897	61,075
Minority interest income (expense)	(553)	2,505
Net income (loss)	1,804	(10,819)
Net cash provided by operating activities	93,719	86,525
Net cash used in investing activities	76,904	57,550
Net cash used in financing activities	25,413	20,874
Capital expenditures	76,927	57,629

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

Reconciliation of Net Income (Loss) to Adjusted Operating Income before Depreciation and Amortization

The following table reconciles Net Income (Loss) to Adjusted Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Income (Loss) to Operating Income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	(in thousands)
Net income (loss)	$1,804	$(10,819)
Provision for income taxes	121	80
Income (loss) before income taxes	1,925	(10,739)
Minority interest (income) expense	553	(2,505)
Income (loss) before minority interest and income taxes	2,478	(13,244)
Other (income) expense:
Other	(393)	70
Interest income	(320)	(512)
Interest expense	57,897	61,075
Total other expense, net	57,184	60,633
Operating income	59,662	47,389
Depreciation and amortization	69,279	64,312
Stock-based compensation	391	550
Adjusted Operating Income before Depreciation and Amortization	$129,332	$112,251

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	(in thousands)
Operating income	$59,662	$47,389
Depreciation and amortization	69,279	64,312
Stock-based compensation	391	550
Adjusted Operating Income before Depreciation and Amortization	129,332	112,251
Changes in working capital accounts(1)	18,371	(2,086)
Cash paid for interest	(53,742)	(23,087)
Cash paid for taxes	(242)	(553)
Net cash provided by operating activities	93,719	86,525
Capital expenditures	(76,927)	(57,629)
Free Cash Flow	$16,792	$28,896

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue for the three months ended March 31, 2007, totaled $339.5 million, an increase of 13% over the prior year, due primarily to Revenue Generating Unit (“RGU”) growth across all of our services, as well as video rate increases. High-speed Internet service revenue increased 23% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 44,800 high-speed Internet customers during the quarter to end at 656,000 customers.

Basic cable service revenue increased 6% due to an increased customer base and video rate increases, partially offset by promotional discounts. We added a net 21,200 basic customers during the quarter to end at 1,344,000 customers. In addition, digital service revenue increased 28% over the prior year due to an increased customer base and a $1.60 increase in digital average revenue per customer. We added a net 32,200 digital customers during the quarter to end at 653,800 customers.

We have been increasing our customer growth and retention efforts by increasing spending on sales and marketing efforts, emphasizing bundling and enhancing and differentiating our video services with video-on-demand, high definition television and digital video recorders. We are also continuing to focus on improving customer satisfaction through higher service levels and increased customer education of product offerings.

To increase our bundling opportunities and extend our growth potential in future years, we, during the second half of 2006 and in January 2007, successfully rolled out our telephone product in eight previously unserved districts. As a result, we added a net 24,400 telephone customers during the quarter to end at 147,800 customers.

Revenue by service offering was as follows for the three months ended March 31 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended March 31, 2007	% of Total Revenue	Three Months Ended March 31, 2006	% of Total Revenue	% Change in Revenue
Basic	$168,151	49.5%	$158,207	52.5%	6.3%
High-Speed Internet	69,531	20.5%	56,497	18.8%	23.1%
Digital	40,540	11.9%	31,723	10.5%	27.8%
Advertising	17,385	5.1%	17,697	5.9%	-1.8%
Telephone	15,803	4.7%	11,355	3.8%	39.2%
Premium	14,195	4.2%	13,394	4.4%	6.0%
Franchise fees	7,998	2.4%	7,354	2.4%	8.8%
Other	5,866	1.7%	5,054	1.7%	16.1%
Total	$339,469	100.0%	$301,281	100.0%	12.7%

Total Customer Relationships were 1,426,300 as of March 31, 2007, an increase of 49,500 from 1,376,800 as of March 31, 2006. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase.

In the quarter ended March 31, 2007, we added 122,600 RGUs, which represent the sum of basic, digital, high-speed Internet and telephone customers, and as of March 31, 2007, had 2,801,600 RGUs, an increase of 13% from March 31, 2006. RGUs by category were as follows (in thousands):

	March 31, 2007	March 31, 2006
Basic	1,344.0	1,306.7
High-speed Internet	656.0	514.8
Digital	653.8	560.5
Telephone	147.8	99.7
Total RGUs	2,801.6	2,481.7

Average monthly revenue per basic customer was $84.86 for the three months ended March 31, 2007, compared to $77.60 for the three months ended March 31, 2006. This primarily reflects the continued growth of high-speed Internet and video product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $8.4 million, or 8%. Increases in programming rates, customers and the addition of new programming content were significant drivers of the cost increase for the quarter ended March 31, 2007. For the quarter ended March 31, 2006, programming costs reflected certain programming credits resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the quarter ended March 31, 2007 were significantly lower, causing overall programming cost increases to be greater. Direct operating costs decreased due to decreases in our high-speed Internet services costs as the company, in 2006, transitioned its Internet services in-house and realized both cost savings and operational benefits from this investment even while increasing our customer base. These decreases were partially offset by an increase in telephone cost of service as we successfully rolled out this product in eight previously unserved districts during the second half of 2006 and in January 2007.

Selling, general and administrative expenses increased $12.5 million, or 16%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and information technology personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network and increase customer satisfaction. A portion of the information technology personnel increases were directly related to the transition of our Internet services in-house. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Franchise fees, customer billing and collection fees increased primarily due to the increase in our revenues and our customer base.

Depreciation and amortization expense increased $5.0 million, or 8%, primarily as a result of an increased level of capital expenditures through March 31, 2007. These expenditures were primarily for purchases of customer premise equipment, installation labor and materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since March 31, 2006.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $17.1 million to $129.3 million, an increase of 15% over the prior year’s quarter.

Interest expense decreased $3.2 million, or 5%, because of lower interest rates, which averaged 8.3% for the three months ended March 31, 2007, as compared to 8.9% for the three months ended March 31, 2006, and as a result of the redemption of our 10½% senior notes and a portion of our 9¾% senior notes with the proceeds from our new credit facility in the fourth quarter of 2006.

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

Cash provided by operations for the three months ended March 31, 2007 and 2006 was $93.7 million and $86.5 million. The increase was primarily attributable to the timing of cash receipts and payments related to our working capital accounts and a decrease in our net loss. These increases were partially offset by a decrease in interest payable because of the redemption of our 10½% senior notes and a portion of our 9¾% senior notes and the refinancing of our credit facility in the fourth quarter of 2006.

Cash used in investing activities for the three months ended March 31, 2007 and 2006 was $76.9 million and $57.6 million and was primarily for capital expenditures. These expenditures principally constituted purchases of customer premise equipment, installation labor and materials and capitalized labor, all of which are necessary to grow our customer base and expand our service offerings. The increase in capital expenditures was driven primarily by increases in customer premise equipment purchases and installation labor and material expenditures.

Cash used in financing activities for the three months ended March 31, 2007 and 2006 was $25.4 million and $20.9 million. These expenditures were primarily for the repayment of our credit facility.

Free Cash Flow for the three months ended March 31, 2007 totaled $16.8 million, compared to $28.9 million for the three months ended March 31, 2006. This decrease in Free Cash Flow from March 31, 2006 to March 31, 2007 of $12.1 million was primarily driven by the following:

•       A $30.7 million increase in cash interest expense paid primarily driven by the refinancing of our credit facility in the fourth quarter of 2006. We pay interest quarterly on the new credit facility and paid interest semi-annually (in Q2 and Q4) on the bonds it refinanced. Additionally, in February 2007, interest on the 12¼% Senior Discount Notes was paid in cash whereas in February 2006 it was paid-in-kind; and

•       A $19.3 million increase in capital expenditures.

These increased uses of cash were offset by:

•       A $20.5 million increase in the generation of Free Cash Flow over the same period in the prior year from changes in working capital accounts; and

•       A $17.1 million increase in Adjusted Operating Income before Depreciation and Amortization.

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. For the three months ended March 31, 2007 and 2006 we had positive Free Cash Flow. As of March 31, 2007 we had the ability to draw upon $174.7 million of unused availability under the Insight Midwest Holdings credit facility to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. We expect to use any available Free Cash Flow to repay our indebtedness.

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

On April 1, 2007, Insight Midwest’s partnership agreement was amended, and we agreed with Comcast on a division of Insight Midwest’s assets and liabilities. Upon completion of the transaction, we will own 100% of Insight Midwest’s cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, and Comcast will own 100% of Insight Midwest’s cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana. Pending completion of the transaction, we will continue to serve as general partner and control and manage all of the cable systems of Insight Midwest and will continue to include the results of Insight Midwest in our consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight systems group was initially allocated approximately $1,259.6 billion of the partnership’s debt and the Comcast systems group was initially allocated approximately $1,335.4 billion of the partnership’s debt. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007.

The credit facility has been structured to survive the division of Insight Midwest, subject to certain conditions, including:

•       pro forma financial covenant compliance upon consummation of the division;

•       compliance with the financial covenants for the remaining life of the credit facility; and

•       there shall not have occurred and be continuing any event of default that would continue after giving effect to the division.

Subject to pro forma financial covenant compliance, any cash received as a result of the division may be applied, at our option, to: (a) repay the remaining 9¾% senior notes, (b) repay the 12¼% senior discount notes, (c) repay the $100.0 million intercompany note, (d) prepay the Term Loans on a pro rata basis, (e) repay other debt and/or (f) for general corporate purposes. After the occurrence of the division, the margin with respect to the Term Loan B will increase by 50 basis points, or 0.50%, if and for so long as the Insight Midwest Holdings’ leverage ratio exceeds 6.50:1.00. Upon the occurrence of the division, the maximum leverage permitted will increase by 0.50:1.00.

We have a substantial amount of debt. Our high level of debt could have important consequences. Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us and are restricted by the terms of their indebtedness from doing so. Because of such restrictions, our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries. As of March 31, 2007 we were in compliance with all covenants under our credit agreement.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of March 31, 2007, including periods in which the related payments are due (unaudited, in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2007	$—	$3,391	$3,391
2008	9,312	3,787	13,099
2009	242,063	2,782	244,845
2010	61,313	843	62,156
2011	430,562	374	430,936
Thereafter	2,067,750	2,019	2,069,769
Total cash obligations	$2,811,000	$13,196	$2,824,196

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The aggregate fair market value and aggregate carrying value of our 9¾% senior notes and 12¼% senior discount notes was $567.8 million and $550.0 million as of March 31, 2007. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of March 31, 2007, the cost, if terminated, of our interest rate swap agreements was $317,000 and is reflected in our financial statements as other non-current liabilities. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive income (loss) depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2007, we issued 107,500 shares of Series E Non-voting common stock and 3,420 shares of Series F Non-voting common stock to certain of our employees. The issuances of non-voting common stock were not registered under the Securities Act of 1933 because such issuances were offered and sold in transactions not involving a public offering, and therefore exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

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

Date: May 15, 2007	INSIGHT COMMUNICATIONS COMPANY, INC.
	By:	/s/ JOHN ABBOT
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)