Form 10-K/A
period 2006-12-31
INSIGHT COMMUNICATIONS CO INC
filed 2007-08-15
CIK 1084421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

State the aggregate market value of the common equity held by non-affiliates of the registrant. Not Applicable

Indicate the number of shares outstanding of the registrant’s common stock. Not Applicable

Explanatory Note

We are filing this Amendment No. 1 to our annual report on Form 10-K for the year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 27, 2007, to amend and restate our consolidated financial statements for each of the years ended December 31, 2006, 2005 and 2004 and our selected financial data for the years ended December 31, 2003 and 2002.

We identified an error in our accounting for non-cash income tax expense and deferred income taxes. The correction relates to the tax impact of intangible assets arising from certain business combinations, primarily tax-deductible franchise costs, which is amortized as an expense for tax purposes over 15 years but has not been amortized for financial reporting purposes since the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. We record deferred income tax expense and a deferred tax liability related to the tax-deductible franchise costs. However, in preparing our financial statements, we historically had netted the deferred tax liability related to franchise costs against deferred tax assets (primarily relating to our net operating loss carryforwards) and provided a valuation allowance on the net deferred tax asset balance. Because the deferred tax liability related to franchise costs could have an indefinite life, it should not have been netted against deferred tax assets when determining the required valuation allowance. As a result, we did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above should have remained on our balance sheet indefinitely unless there were an impairment of franchise costs for financial reporting purposes or the related business entity were disposed of through a sale or otherwise.

Our prior accounting treatment resulted in an understatement of deferred income tax expense, the related deferred tax liability and goodwill. This resulted in our understatement of net loss in an aggregate amount of $23.2 million for the three years ended December 31, 2006, 2005 and 2004. In our audited financial statements for years prior to 2004, the correction resulted in an aggregate increase in net loss of $73.9 million. In addition, goodwill should have been higher by $115.6 million as of December 31, 2006 and 2005. The correction had no effect on our revenues, operating income, cash flows or liquidity for any period.

A summary of the effects of this change on our consolidated balance sheets as of December 31, 2006 and 2005, and our consolidated statements of operations and cash flows for the three years ended in the period ended December 31, 2006 is included in Note 2, “Restatement of Consolidated Financial Statements,” located in the notes to our consolidated financial statements elsewhere in this annual report amendment.

The following information has been updated to give effect to the restatement. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth in this report, even though much of the disclosure in the restated items has not changed. The disclosure in this annual report amendment supersedes and replaces the corresponding disclosures in our annual report on Form 10-K for the year ended December 31, 2006.

PART II

Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 8.	Financial Statements and Supplementary Data
Item 9A.	Controls and Procedures

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

PART II

Item 6.                        Selected Financial Data

The following selected historical financial and other data has been adjusted to reflect the restatement of our financial results to correct the previously-reported income tax provision, which is more fully described in the “Explanatory Note” on page 1 and Note 2, “Restatement of Consolidated Financial Statements,” located in the notes to our consolidated financial statements elsewhere in this annual report amendment. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2006. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” also included in this report. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

	Year Ended December 31, (As restated)
	2006	2005	2004	2003	2002
	(dollars in thousands)
Statement of Operations Data:
Revenue	$1,262,557	$1,117,681	$1,002,456	$902,592	$811,995
Total operating costs and expenses	1,044,005	976,102	813,971	747,248	672,993
Operating income	218,552	141,579	188,485	155,344	139,002
Total other expense, net	(260,336)	(220,520)	(204,089)	(177,495)	(203,106)
Loss before minority interest, extinguishments of obligations, gain on contract settlement, income taxes and extraordinary item	(41,784)	(78,941)	(15,604)	(22,151)	(64,104)
Minority interest income (expense)	5,377	(5,488)	(14,023)	(7,936)	31,076
Gain (loss) from early extinguishment of debt(1)	—	—	—	(10,879)	3,560
Loss on settlement of put obligation	—	—	—	(12,169)	—
Gain on settlement of programming contract	—	—	—	37,742	—
Impairment write-down of investments	—	—	—	(1,500)	(18,023)
Loss before income taxes and extraordinary item	(36,407)	(84,429)	(29,627)	(16,893)	(47,491)
Provision for income taxes(2)	(7,796)	(8,147)	(7,756)	(5,296)	(60,682)
Loss before extraordinary item and cumulative effect of change in accounting principle	(44,203)	(92,576)	(37,383)	(22,189)	(108,173)
Extraordinary item, net of tax	—	—	15,627	—	—
Loss before preferred interests	(44,203)	(92,576)	(21,756)	(22,189)	(108,173)
Accrual of preferred interests(3)	—	—	—	(10,353)	(20,107)
Net loss	$(44,203)	$(92,576)	$(21,756)	$(32,542)	$(128,280)

	Year Ended December 31, (As restated)
	2006	2005	2004	2003	2002
	(dollars in thousands)
Other Financial Data:
Capital expenditures	$286,389	$220,102	$174,096	$196,658	$283,004
Net cash provided by operating activities	263,949	233,573	289,914	197,788	175,296
Net cash used in investing activities	286,631	218,711	173,544	234,691	293,390
Net cash provided by (used in) financing activities	36,473	(85,224)	(76,398)	22,225	(5,604)
Balance Sheet Data:
Cash and cash equivalents	$43,573	$29,782	$100,144	$60,172	$74,850
Fixed assets, net	1,151,260	1,130,705	1,154,251	1,216,304	1,220,251
Total assets	3,813,656	3,780,716	3,885,424	3,925,207	3,898,320
Total debt, including preferred interests(3)	2,805,722	2,759,918	2,807,563	2,848,291	2,772,824
Stockholders’ equity	348,607	391,086	463,998	483,264	521,198

	As of December 31, 2006
	South Region	East Region	West Region	Total
Technical Data:
Network miles	7,000	11,200	13,100	31,300
Number of headends	2	8	13	23
Operating Data:
Homes passed(4)	569,400	854,400	1,041,400	2,465,200
Basic customers(5)	285,700	436,100	601,000	1,322,800
Basic penetration(6)	50.2%	51.0%	57.7%	53.7%
Digital ready homes(7)	274,300	413,600	571,700	1,259,600
Digital customers(8)	135,700	230,300	255,600	621,600
Digital penetration(9)	49.5%	55.7%	44.7%	49.3%
Premium units(10)	139,600	181,400	208,300	529,300
Premium penetration(11)	48.9%	41.6%	34.7%	40.0%
High-Speed Internet customers(12)	134,000	210,600	266,600	611,200

       (1) The Financial Accounting Standards Board has issued SFAS No. 145 which is effective for fiscal years beginning after May 15, 2002 and generally eliminates the classification of gains and losses from the early extinguishment of debt as extraordinary items.

       (2) In 2002, $57.9 million of the provision for income taxes was attributable to the adoption of SFAS No. 142 on January 1, 2002; see “Explanatory Note” on page 1 of this annual report amendment.

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

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis has been revised only to reflect and update disclosures for the restatement of historical financial results, as more fully described in the “Explanatory Note” on page 1 and Note 2, “Restatement of Consolidated Financial Statements,” located in the notes to our consolidated financial statements elsewhere in this annual report amendment. Accordingly, the only changes are to the Net loss and Provision for income taxes line items in the table under “Reconciliation of Net Loss to Adjusted Operating Income before Depreciation and Amortization” and additional disclosure on our income tax provision.

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

	Year Ended December 31, (As restated)
	2006	2005	2004
	(in thousands)
Net loss	$(44,203)	$(92,576)	$(21,756)
Extraordinary item, net of tax	—	—	(15,627)
Loss before extraordinary item	(44,203)	(92,576)	(37,383)
Provision for income taxes	7,796	8,147	7,756
Loss before income taxes and extraordinary item	(36,407)	(84,429)	(29,627)
Minority interest (income) expense	(5,377)	5,488	14,023
Loss before minority interest, income taxes and extraordinary item	(41,784)	(78,941)	(15,604)
Other (income) expense:
Other	10,719	(3,541)	3,388
Interest income	(1,787)	(2,895)	(749)
Interest expense	251,404	226,956	201,450
Total other expense, net	260,336	220,520	204,089
Operating income	218,552	141,579	188,485
Depreciation and amortization	270,231	247,039	239,123
Stock-based compensation	1,413	17,368	4,438
Adjusted Operating Income before Depreciation and Amortization	$490,196	$405,986	$432,046

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Year Ended December 31,
	2006	2005
	(in thousands)
Operating income	$218,552	$141,579
Depreciation and amortization	270,231	247,039
Stock-based compensation	1,413	17,368
Adjusted Operating Income before Depreciation and Amortization	490,196	405,986
Changes in working capital accounts(1)	(10,718)	16,069
Cash paid for interest	(214,702)	(188,216)
Cash paid for taxes	(827)	(266)
Net cash provided by operating activities	263,949	233,573
Capital expenditures	(286,389)	(220,102)
Free Cash Flow	$(22,440)	$13,471

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

•       the termination of an interest rate swap agreement during the year ended December 31, 2006; and

•       additional interest expense on the now fully accreted 12 1/4% Senior Discount Notes.

The provision for income taxes relates to franchise costs which are amortized as an expense for tax purposes over 15 years but has not been amortized for financial reporting purposes. The $351,000 decrease relates to the change in the tax amortization of franchise costs and non-income based state taxes.

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

Interest expense increased $25.5 million, or 13%, due to higher interest rates, which averaged 8.2% for the year ended December 31, 2005, as compared to 7.1% for the year ended December 31, 2004, and an increase in the accreted value of the 12 1/4% Senior Discount Notes.

The provision for income taxes relates to franchise costs which are amortized as an expense for tax purposes over 15 years but has not been amortized for financial reporting purposes. The $391,000 increase relates to the change in the tax amortization of franchise costs and non-income based state taxes.

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

Cash provided by operations for the years ended December 31, 2006 and 2005 was $263.9 million and $233.6 million. The increase was primarily attributable to the decrease in our net loss due to the affect of the transaction-related costs in 2005 and the timing of cash receipts and payments related to our working capital accounts. This increase was partially offset by the decrease in amortization of the note discount because cash interest payments on the 12 1/4% notes commenced in February 2006.

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

•       A $26.8 million decrease in the generation of Free Cash Flow over the same period in the prior year from changes in working capital accounts; and

•       A $26.5 million increase in cash interest expense paid primarily driven by the initial cash interest payment on the 12 1/4% Senior Discount Notes and an increase in interest rates.

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

On November 6, 2000, Insight Midwest completed an offering of $500.0 million principal amount of its 10 1/2% senior notes due 2010. The net proceeds of the offering of $486.0 million were used to repay a portion of the then existing Indiana and Kentucky credit facilities. On December 9, 2003, Insight Midwest completed a $130.0 million add-on offering under the 10 1/2% senior notes indenture. Insight Midwest received proceeds of $140.9 million. The proceeds of this offering were used to repay a portion of the outstanding revolving loans under the Insight Midwest Holdings credit facility. All of these 10 1/2% senior notes and $185.0 million principal amount of Insight Midwest’s 9 3/4% senior notes were retired with proceeds from our new $2.445 billion senior secured credit facility on November 7, 2006, as described below.

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

On October 6, 2006, Insight Midwest Holdings entered into a new $2.445 billion senior secured credit facility for the purpose of reducing its interest expense and near term debt amortizations. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. The proceeds were used to refinance Insight Midwest Holdings’ existing senior credit facility and to redeem all $630.0 million outstanding principal amount of Insight Midwest’s 10 1/2% Senior Notes due November 1, 2010 at a redemption price of 103.5% of the principal amount and $185.0 million principal amount of Insight Midwest’s total outstanding $385.0 million of the 9 3/4% Senior Notes due October 1, 2009 at a redemption price of 101.625% of the principal amount redeemed, plus accrued and unpaid interest. We recorded $1.7 million in other expenses in these transactions. As of December 31, 2006, $110.3 million of the revolving commitments were drawn, including $9.3 million in letters of credit.

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

Subject to pro forma financial covenant compliance, any cash received as a result of the Exit Event may be applied, at our option, to: (a) repay the remaining 9 3/4% Senior Notes, (b) repay the 12 1/4% senior discount notes, (c) repay the $100.0 million intercompany note, (d) prepay the Term Loans on a pro rata basis, (e) repay other debt and/or (f) for general corporate purposes. After the occurrence of the Exit Event, the margin with respect to the Term Loan B will increase by 50 basis points, or 0.50%, if and for so long as the Insight Midwest Holdings’ leverage ratio exceeds 6.50:1.00. Upon the occurrence of the Exit Event, the maximum leverage permitted will increase by 0.50:1.00.

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

Refer to Note 3 to our consolidated financial statements included in Item 8 for a discussion of our accounting policies with respect to these and other items.

Item 8.                        Financial Statements and Supplementary Data

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

Item 9A.                Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission rules and forms and that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to the officers who certify our financial reports and to other members of senior management and the board of directors to allow timely decisions regarding required disclosure.

In connection with the restatement of our financial results, which is more fully described in the “Explanatory Note” on page 1 of this report and in Note 2 to our consolidated financial statements, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based upon that reevaluation and particularly in light of the restatement of our financial results, we identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible franchise costs in the determination of the deferred tax asset valuation allowance.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2006. Management has discussed the circumstances leading up to the restatement with the Audit Committee of our board of directors, and management and the Audit Committee have concluded that the error was inadvertent and unintentional.

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is defined as a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we did not maintain effective controls over the determination of the provision for income taxes and related deferred income tax accounts. Specifically, we did not maintain effective controls as to the completeness and accuracy of the income tax provision and related deferred income tax accounts with respect to differences between the income tax basis and the financial reporting basis of our assets and liabilities. This deficiency resulted in this amendment to our annual report in order to restate the consolidated financial statements for the years ended December 31, 2006, 2005 and 2004 and to restate selected financial information for the years ended December 31, 2003 and 2002 and each of the quarters in 2006 and 2005. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In our annual report on Form 10-K for the year ended December 31, 2006, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2006.

Our independent auditors have issued an audit report on our revised assessment of our internal control over financial reporting as of December 31, 2006. This report appears on page F-1.

We are in the process of designing and implementing improvements in our internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things, improved documentation and analysis regarding the temporary differences between financial and tax reporting, training individuals involved in accounting and reporting for income taxes regarding these issues, and enhancing the documentation around conclusions reached in the implementation of the applicable generally accepted accounting principles.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)         Financial Statements:

Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K/A, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm —Internal Control over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm—Financial Statements	F-3
Insight Communications Company, Inc. Consolidated Balance Sheets as of December 31, 2006 and 2005 (restated)	F-4
Insight Communications Company, Inc. Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 (restated)	F-5
Insight Communications Company, Inc. Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004 (restated)	F-6
Insight Communications Company, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (restated)	F-7
Insight Communications Company, Inc. Notes to Consolidated Financial Statements	F-8

(b)         Exhibits:

Exhibit Number	Exhibit Description
2	Agreement and Plan of Merger, dated as of July 28, 2005, between Registrant and Insight Acquisition Corp.(1)
3(i)	Amended and Restated Certificate of Incorporation of Registrant(2)
3(ii)	By-laws of Registrant(2)
10.1*	1999 Equity Incentive Plan of Registrant(3)
10.1A*	Form of Deferred Stock Award Agreement(4)
10.1B*	Form of Amendment to Deferred Stock Award Agreement, dated December 16, 2005(4)
10.2*	2005 Stock Incentive Plan of Registrant(2)
10.2A*	Form of Subscription Agreement for E Shares(2)
10.2B*	Form of Subscription Agreement for F Shares(2)

10.3

Credit Agreement, dated as of October 6, 2006, among Insight Midwest Holdings, LLC, as Borrower, J.P. Morgan Securities Inc. and Bank of America, N.A., as Co-Syndication Agents, Morgan Stanley Senior Funding, Inc., General Electric Capital Corporation, Wachovia Bank, National Association and The Royal Bank of Scotland plc, as Co-Documentation Agents, and The Bank of New York, as Administrative Agent, and the other agents and lenders party thereto(5)

10.3A

Guarantee Agreement, dated as of October 6, 2006, among Insight Midwest Holdings, LLC, Insight Midwest, L.P., each of the subsidiaries of Insight Midwest Holdings, LLC signatory thereto, and The Bank of New York(5)

10.3B

Security Agreement, dated as of October 6, 2006, among Insight Midwest Holdings, LLC, Insight Midwest, L.P., each of the subsidiaries of Insight Midwest Holdings, LLC signatory thereto, and The Bank of New York(5)

10.4	Second Amended and Restated Operating Agreement of Insight Communications Midwest, LLC, dated as of January 5, 2001(6)
10.5

Amended and Restated Management Agreement by and between Insight Communications of Indiana, LLC (now known as Insight Communications Midwest, LLC) and Insight Communications Company, L.P., dated as of October 1, 1999(7)

10.6	First Amendment to Amended and Restated Management Agreement dated as of January 5, 2001, by and between Insight Communications Midwest, LLC and Insight Communications Company, L.P.(6)
10.7	Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of October 1, 1999(6)
10.8	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Kentucky Partners II, L.P., dated as of January 5, 2001(6)
10.9	Management Agreement by and between Insight Kentucky Partners II, L.P. and Insight Communications Company, L.P., dated as of October 1, 1999(7)
10.10	Amended and Restated Operating Agreement of Insight Communications of Central Ohio, LLC, dated as of September 29, 2003(8)
10.11	Management Agreement by and between Insight Communications of Central Ohio, LLC and Insight Communications Company, L.P., dated as of September 29, 2003(8)
10.12	Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated January 5, 2001(9)
10.12A	First Amendment to Amended and Restated Limited Partnership Agreement of Insight Midwest, L.P., dated September 30, 2002(10)
10.13	Indenture relating to 9¾% senior notes of Insight Midwest, L.P. and Insight Capital, Inc., dated as of October 1, 1999(11)
10.13A	First Supplemental Indenture, dated as of January 14, 2004, relating to 9¾% senior notes(12)
10.14	Indenture relating to 12.25% senior discount notes of Registrant, dated as of February 6, 2001(6)
10.14A	First Supplemental Indenture, dated as of January 14, 2004, relating to 12.25% senior discount notes(12)
10.15	Promissory Note, dated March 28, 2002, made by Insight Midwest, L.P. to the Registrant(13)

10.16	Purchase Agreement, dated July 2, 2004, between Insight Midwest Holdings, LLC and Comcast Cable Holdings, LLC and certain of its affiliates(14)
10.17	Transition and Termination Agreement, dated as of July 22, 2004, between Comcast of Montana/Indiana/Kentucky/Utah and Insight Communications Company, L.P.(15)
10.18	Form of Exchange Agreement between Registrant and certain employees(13)
10.19*	Employment agreement with Michael S. Willner, dated December 16, 2005(2)
10.20*	Employment agreement with Hamid Heidary, effective March 27, 2006(16)
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

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
Insight Communications Company, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting (As Restated) appearing under Item 9A, that Insight Communications Company, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the Company’s material weakness relating to its internal controls over the accounting for income taxes, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our report dated March 6, 2007, we expressed an unqualified opinion on management’s previous assessment that Insight Communications Company, Inc. maintained effective internal control over financial reporting as of December 31, 2006 and an unqualified opinion that Insight Communications Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the accounting for income taxes existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2006. As a result, management revised its assessment, as presented in the accompanying Management Report on Internal Control Over Financial Reporting (As Restated) appearing under Item 9A, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2006. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company identified a material weakness related to its internal control over the determination of the provision for income taxes and related deferred income tax accounts with respect to differences between the income tax basis and the financial reporting basis of its assets and liabilities. The material weakness resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements and this report does not affect our report dated March 6, 2007, except for Note 2, as to which the date is August 14, 2007, on those consolidated financial statements (as restated).

In our opinion, management’s assessment that Insight Communications Company, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Insight Communications Company, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statement referring to the remediation of the material weakness.

/s/ Ernst & Young LLP
New York, New York
March 6, 2007, except for the
effects of the material weakness
described in the sixth paragraph
of this report, as to which the date is
August 14, 2007

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated to correct the Company’s accounting for the valuation allowance related to deferred tax assets.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Insight Communications Company, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is August 14, 2007, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
New York, New York
March 6, 2007, except for
Note 2 as to which the date is
August 14, 2007

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31, 2006	December 31, 2005
	As restated	As restated
Assets
Cash and cash equivalents	$43,573	$29,782
Investments	7,000	5,901
Trade accounts receivable, net of allowance for doubtful accounts of $1,148 and $1,079 as of December 31, 2006 and 2005	31,060	27,261
Launch funds receivable	355	974
Prepaid expenses and other assets	8,473	9,645
Total current assets	90,461	73,563
Fixed assets, net	1,151,260	1,130,705
Goodwill	187,982	187,982
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $29,473 and $24,302 as December 31, 2006 and 2005	19,053	24,220
Other non-current assets	2,941	2,287
Total assets	$3,813,656	$3,780,716
Liabilities and stockholders’ equity
Accounts payable	$43,772	$42,333
Accrued expenses and other current liabilities	45,521	45,413
Accrued property taxes	13,595	12,921
Accrued programming costs (inclusive of $30,677 and $29,878 due to related parties as of December 31, 2006 and 2005)	45,880	43,705
Deferred revenue	2,076	4,978
Interest payable	49,518	20,459
Debt—current portion	—	83,500
Total current liabilities	200,362	253,309
Deferred revenue	683	1,499
Debt	2,805,722	2,676,418
Deferred tax liability	212,648	205,011
Other non-current liabilities	—	2,382
Minority interest	245,634	251,011
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Voting preferred stock, $.01 par value:
Series A—1,000,000 shares authorized; 848,945 shares issued and outstanding as of December 31, 2006 and 2005	8	8
Series B—1,000,000 shares authorized; 517,836 shares issued and outstanding as of December 31, 2006 and 2005	5	5
Non-voting preferred stock, $.01 par value:
Series C—15,000,000 shares authorized; 13,364,693 shares issued and outstanding as of December 31, 2006 and 2005	134	134
Series D—50,000,000 shares authorized; 47,015,659 shares issued and outstanding as of December 31, 2006 and 2005	470	470
Non-voting common stock, $.01 par value:
Series E—5,000,000 shares authorized; 3,536,247 and 0 shares issued and outstanding as of December 31, 2006 and 2005	35	—
Series F—100,000 shares authorized; 93,250 and 0 shares issued and outstanding as of December 31, 2006 and 2005	1	—
Voting common stock, $.01 par value:
Series G—10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2006 and 2005	—	—
Additional paid-in-capital	826,509	829,337
Accumulated deficit	(478,861)	(434,658)
Accumulated other comprehensive income	306	—
Deferred stock compensation	—	(4,210)
Total stockholders’ equity	348,607	391,086
Total liabilities and stockholders’ equity	$3,813,656	$3,780,716

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
	As restated	As restated	As restated
Revenue	$1,262,557	$1,117,681	$1,002,456
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $181,560, $157,643 and $150,956 of programming expense incurred through related parties during 2006, 2005 and 2004)	447,060	378,878	342,636
Selling, general and administrative (inclusive of $1,413, $17,368 and $4,438 of stock-based compensation for the years ended December 31, 2006, 2005 and 2004)	326,714	288,213	232,212
Transaction-related costs	—	61,972	—
Depreciation and amortization	270,231	247,039	239,123
Total operating costs and expenses	1,044,005	976,102	813,971
Operating income	218,552	141,579	188,485
Other income (expense):
Interest expense	(251,404)	(226,956)	(201,450)
Interest income	1,787	2,895	749
Other	(10,719)	3,541	(3,388)
Total other expense, net	(260,336)	(220,520)	(204,089)
Loss before minority interest, income taxes and extraordinary item	(41,784)	(78,941)	(15,604)
Minority interest income (expense)	5,377	(5,488)	(14,023)
Loss before income taxes and extraordinary item	(36,407)	(84,429)	(29,627)
Provision for income taxes	(7,796)	(8,147)	(7,756)
Loss before extraordinary item	(44,203)	(92,576)	(37,383)
Extraordinary item, net of tax	—	—	15,627
Net loss	$(44,203)	$(92,576)	$(21,756)

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total
				As restated			As restated
Balance at December 31, 2003	$595	$—	$816,600	$(320,326)	$(13,582)	$(23)	$483,264
Net loss				(21,756)			(21,756)
Unrealized loss on investments						(279)	(279)
Realized gain on investments						(386)	(386)
Unrealized gain on interest rate swaps						1,010	1,010
Total comprehensive loss							(21,411)
Issuance of stock to 401(k) plan	1		1,309				1,310
Issuance of restricted stock	1		766		(767)		—
Issuance of stock through stock compensation and exercise of stock options			74		32		106
Acquisition of stock in satisfaction of employee loans	(3)		(3,660)				(3,663)
Mark-to-market non-cash compensation			(1,236)		4,398		3,162
Amortization of non-cash compensation					1,230		1,230
Balance at December 31, 2004	594	—	813,853	(342,082)	(8,689)	322	463,998
Net loss				(92,576)			(92,576)
Realized gain on investments						(448)	(448)
Unrealized gain on investments						126	126
Total comprehensive loss							(92,898)
Issuance of stock to 401(k) plan	2		2,563				2,565
Issuance of deferred stock units			2,322		(2,322)		—
Issuance of restricted stock	8		9,661		(9,669)		—
Issuance of stock through stock compensation and exercise of stock options			63		(15)		48
Cancellation of restricted stock	(2)		(1,933)		1,935		—
Mark-to-market non-cash compensation			2,455		984		3,439
Amortization of non-cash compensation					3,883		3,883
Going-private transaction adjustments	(602)	617	353		9,683		10,051
Balance at December 31, 2005	—	617	829,337	(434,658)	(4,210)	—	391,086
Net loss				(44,203)			(44,203)
Unrealized gain on interest rate swaps						306	306
Total comprehensive loss							(43,897)
Reversal of deferred compensation upon adoption of SFAS 123(R)			(4,210)		4,210		—
Issuance of non-voting common stock	36						36
Other			7				7
Amortization of non-cash compensation			1,375				1,375
Balance at December 31, 2006	$36	$617	$826,509	$(478,861)	$—	$306	$348,607

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
	As restated	As restated	As restated
Operating activities:
Net loss	$(44,203)	$(92,576)	$(21,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	270,231	247,039	239,123
Stock-based compensation	1,413	17,368	4,438
Non-cash consulting expense	—	45	60
Gain on sale of investments	—	(448)	(386)
Gain on interest rate swaps	—	(2,078)	(36)
Loss on early extinguishments of debt	—	—	127
Minority interest	(5,377)	5,488	14,023
Provision for losses on trade accounts receivable	18,554	17,619	18,301
Contribution of stock to 401(k) Plan	—	2,565	1,309
Amortization of note discount	6,950	38,755	34,931
Deferred income taxes	7,637	7,647	7,256
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(22,353)	(13,525)	(20,343)
Launch funds receivable	619	1,775	6,672
Prepaid expenses and other assets	745	2,238	6,011
Accounts payable	1,439	10,447	1,469
Interest payable	29,059	(184)	(2,672)
Accrued expenses and other liabilities	(765)	(8,602)	1,387
Net cash provided by operating activities	263,949	233,573	289,914
Investing activities:
Purchase of fixed assets	(286,389)	(220,102)	(174,096)
Sale of fixed assets	857	2,113	1,913
Purchase of intangible assets	—	—	(107)
Purchase of investments	(1,099)	(1,801)	(1,856)
Sale of investments	—	1,079	602
Net cash used in investing activities	(286,631)	(218,711)	(173,544)
Financing activities:
Proceeds from borrowings under old credit facilities	85,000	—	—
Repayment of old credit facilities	(1,489,250)	(83,500)	(68,250)
Repayment of notes	(815,000)	—	(8,134)
Debt refinancing costs	(30,282)	(1,733)	(14)
Proceeds from borrowings under new credit facilities	2,286,000	—	—
Other	5	9	—
Net cash provided by (used in) financing activities	36,473	(85,224)	(76,398)
Net change in cash and cash equivalents	13,791	(70,362)	39,972
Cash and cash equivalents, beginning of year	29,782	100,144	60,172
Cash and cash equivalents, end of year	$43,573	$29,782	$100,144

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

Our consolidated financial statements have been restated to correct the previously reported income tax provision which is more fully described in Note 2, “Restatement of Consolidated Financial Statements”.

2.                 Restatement of Consolidated Financial Statements

We identified an error in our accounting for non-cash income tax expense and deferred income taxes. The correction relates to the tax impact of intangible assets arising from certain business combinations, primarily tax-deductible franchise costs, which is amortized as an expense for tax purposes over 15 years but has not been amortized for financial reporting purposes since the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. We record deferred income tax expense and a deferred tax liability related to the tax-deductible franchise costs. However, in preparing the financial statements, we historically had netted the deferred tax liability related to franchise costs against deferred tax assets (primarily relating to our net operating loss carryforwards) and provided a valuation allowance on the net deferred tax asset balance. Because the deferred tax liability related to franchise costs could have an indefinite life, it should not have been netted against deferred tax assets when determining the required valuation allowance. As a result, we did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above should have remained on our balance sheet indefinitely unless there were an impairment of franchise costs for financial reporting purposes or the related business entity were disposed of through a sale or otherwise.

Our prior accounting treatment resulted in an understatement of deferred income tax expense, the related deferred tax liability and goodwill. This resulted in our understatement of net loss in an aggregate amount of $23.2 million for the three years ended December 31, 2006, 2005 and 2004. In our audited financial statements for years prior to 2004, the correction resulted in an aggregate increase in net loss of $73.9 million. In addition, goodwill should have been higher by $115.6 million as of December 31, 2006 and 2005. The correction had no effect on our revenues, operating income, cash flows or liquidity for any period.

The effects of this change on the consolidated balance sheets as of December 31, 2006 and 2005, and the consolidated statements of operations and cash flows for the three years ended December 31, 2006 are summarized as follows (in thousands):

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
As of December 31, 2006
Goodwill	$72,430	$115,552	$187,982
Deferred tax liability	—	212,648	212,648
Accumulated deficit	(381,765)	(97,096)	(478,861)
Total stockholders’ equity	445,703	(97,096)	348,607
As of December 31, 2005
Goodwill	$72,430	$115,552	$187,982
Deferred tax liability	—	205,011	205,011
Accumulated deficit	(345,199)	(89,459)	(434,658)
Total stockholders’ equity	480,545	(89,459)	391,086

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Year Ended December 31, 2006
Provision for income taxes	$(159)	$(7,637)	$(7,796)
Loss before extraordinary item	(36,566)	(7,637)	(44,203)
Net loss	(36,566)	(7,637)	(44,203)
Year Ended December 31, 2005
Provision for income taxes	$(500)	$(7,647)	$(8,147)
Loss before extraordinary item	(84,929)	(7,647)	(92,576)
Net loss	(84,929)	(7,647)	(92,576)
Year Ended December 31, 2004
Benefit (provision) for income taxes	$201	$(7,957)	$(7,756)
Loss before extraordinary item	(29,426)	(7,957)	(37,383)
Net loss	(13,799)	(7,957)	(21,756)

	Consolidated Statements of Cash Flows
	As Previously Reported	Adjustments	As Restated
Year Ended December 31, 2006
Net loss	$(36,566)	$(7,637)	$(44,203)
Deferred income taxes	—	7,637	7,637
Year Ended December 31, 2005
Net loss	$(84,929)	$(7,647)	$(92,576)
Deferred income taxes	—	7,647	7,647
Year Ended December 31, 2004
Net loss	$(13,799)	$(7,957)	$(21,756)
Deferred income taxes	(701)	7,957	7,256

3.                 Significant Accounting Policies

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

Revenue Recognition

Revenue is earned from customer fees for cable television video services including basic, classic, digital, premium, video-on-demand and ancillary services, such as rental of converters, remote control devices and installations. Installation revenues obtained from the connection of customers to our cable systems are less than related direct installation costs. Therefore, such revenues are recognized as connections are completed. In addition, we earn revenues from providing high-speed Internet services, selling advertising, providing telephone services, commissions for products sold through home shopping networks, and, through July 2004, management fees. Revenue is recorded in the month the related services are rendered. Fees received during 2004 for activation of telephone services are amortized over the customer relationship period, generally three years (see Note 14 “Related Party Transactions”).

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

Additionally, during September 2004, the SEC staff issued Topic D-108, Use of the Residual Method to Value Acquired Assets Other than Goodwill, which requires the direct method of separately valuing all non-goodwill intangible assets and does not permit goodwill to be included in franchise assets. In connection with adopting SFAS No. 142 and Topic D-108 and based on guidance from EITF Issue No. 02-7, we performed an impairment assessment using an independent third-party appraiser for the three asset groups identified. We determined that, as of October 1, 2006 and 2005, there had been no impairment to our franchise costs.

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

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method to record stock-based compensation expense; therefore, prior period results were not restated. SFAS 123(R) requires all share-based payments to employees to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values (see Note 11 “Capital Stock, Stock Option Plan and Other Stock Based Compensation”). In connection with the adoption of SFAS 123(R) we reclassified our deferred stock compensation balance within stockholders’ equity to additional paid-in capital. The adoption of SFAS 123(R) did not materially impact our statement of operations.

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

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishing a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or calendar year 2008 for us. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We do not expect EITF 06-3 to have a material impact on our consolidated financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years ending after December 15, 2006 or calendar year 2006 for us. Upon completing our evaluation of the requirements of FIN 48, we determined it did not affect our consolidated financial statements.

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

6.                 Fixed Assets

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

7.                 Debt

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

10.          Income Taxes—Restated See Note 2

For the years ended December 31, 2006, 2005 and 2004, we recorded a deferred tax provision of $7.6, $7.6, and $7.3 million. In addition, for the tax years ended December 31, 2006, 2005 and 2004, we recorded a current tax expense related to state and local taxes of approximately $159,000, $500,000 and $500,000. Deferred income taxes represent the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
	(As restated)	(As restated)
Deferred tax assets:
Net operating loss carry-forward	$234,175	$227,580
Unrealized loss on investments	7,134	7,134
Deferred interest expense	66,512	57,478
Capital loss	8,497	8,497
Other	252	230
Gross deferred tax asset	316,570	300,919
Valuation allowance	(303,185)	(281,349)
Net deferred tax asset	13,385	19,570
Deferred tax liabilities:
Depreciation and amortization	6,577	6,626
Partnership investment	219,456	217,955
Gross deferred tax liability	226,033	224,581
Net deferred tax liability	$212,648	$205,011

As of December 31, 2006, a valuation allowance has been provided against deferred tax assets net of deferred tax liabilities that are expected to reverse during the periods that the deferred tax assets will reverse. The valuation allowance was established because of the uncertainty of realization of the deferred tax assets due to lack of sufficient history of generating taxable income. Realization is dependent upon generating sufficient taxable income prior to the expiration of the net operating loss carryforwards in future periods. Although realization is not currently assured, management evaluates the need for a valuation allowance each quarter, and in the future, should management determine that realization of net deferred tax assets is more likely than not, some or all of the valuation allowance will be reversed, and our effective tax rate may be reduced as a result of such reversal. The valuation allowance increased by approximately $21.8 million for the year ended December 31, 2006.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
	(As restated)	(As restated)	(As restated)
Benefit at federal statutory rate	$(12,743)	$(29,550)	$(4,900)
State and local taxes	(1,916)	(1,636)	(41)
Expenses not deductible for U.S. tax purposes	23	33	36
Disallowed interest expense	153	922	830
Disallowed compensation deduction	443	5,047	1,553
Capitalized privatization costs	—	10,786	—
Tax effect of interest rate swaps	—	—	(701)
Change in valuation allowance	21,836	22,545	10,979
Income tax provision	$7,796	$8,147	$7,756

As of December 31, 2006, we had a net operating loss carry-forward of approximately $571.2 million for U.S. federal income tax purposes. Such losses may be subject to certain annual limitations imposed by Section 382 of the Internal Revenue Code and similar state provisions. Our net operating loss began accumulating effective July 26, 1999, the date of our initial public offering and will expire in the years 2019 through 2026.

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

11.          Capital Stock, Stock Option Plan and Other Stock Based Compensation

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

	Year Ended December 31,
	2005	2004
	As restated	As restated
Net loss as reported	$(92,576)	$(21,756)
Add: Stock-based compensation as reported	17,368	4,438
Deduct: Stock-based compensation determined under fair value based method for all awards, net of tax	(42,954)	(9,887)
Adjusted net loss	$(118,162)	$(27,205)

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

Lease Agreements

We lease equipment and office space under various operating lease arrangements expiring through February 24, 2101. Future minimum rental payments required under such operating leases as of December 31, 2006 were (in thousands):

2007	$4,381
2008	3,616
2009	2,603
2010	682
2011	221
Thereafter	1,218
Total	$12,721

Rental expense on operating leases for the years ended December 31, 2006, 2005 and 2004 was $7.1 million, $6.8 million and $5.6 million.

17.          Quarterly Selected Financial Data (Unaudited) (dollars in thousands)

	Three months ended				Year ended
2006	March 31	June 30	September 30	December 31	December 31, 2006
	As Previously Reported
Revenue	$301,281	$311,717	$318,105	$331,454	$1,262,557
Operating income	47,389	49,894	55,811	65,458	218,552
Net loss	(10,819)	(8,895)	(7,728)	(9,124)	(36,566)

	Three months ended				Year ended
2006	March 31	June 30	September 30	December 31	December 31, 2006
	As Restated
Revenue	$301,281	$311,717	$318,105	$331,454	$1,262,557
Operating income	47,389	49,894	55,811	65,458	218,552
Net loss	(12,728)	(10,804)	(9,637)	(11,034)	(44,203)

	Three months ended				Year ended
2005	March 31	June 30	September 30	December 31	December 31, 2005
	As Previously Reported
Revenue	$269,327	$279,311	$278,986	$290,057	$1,117,681
Operating income (loss)	44,710	59,611	51,078	(13,820)	141,579
Net loss	(8,342)	(728)	(7,375)	(68,484)	(84,929)

	Three months ended				Year ended
2005	March 31	June 30	September 30	December 31	December 31, 2005
	As Restated
Revenue	$269,327	$279,311	$278,986	$290,057	$1,117,681
Operating income (loss)	44,710	59,611	51,078	(13,820)	141,579
Net loss	(10,254)	(2,640)	(9,287)	(70,395)	(92,576)

18.          Subsequent Event

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

INSIGHT COMMUNICATIONS COMPANY, INC.
Date: August 15, 2007	By:	/s/ MICHAEL S. WILLNER
Michael S. Willner,
Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ SIDNEY R. KNAFEL	Chairman of the Board	August 15, 2007
Sidney R. Knafel
/s/ MICHAEL S. WILLNER	Vice Chairman, Chief Executive	August 15, 2007
Michael S. Willner	Officer and Director (Principal Executive Officer)
/s/ DINNI JAIN	President, Chief Operating	August 15, 2007
Dinni Jain	Officer and Director
/s/ JOHN ABBOT	Executive Vice President and Chief	August 15, 2007
John Abbot	Financial Officer (Principal Financial Officer)
/s/ DANIEL MANNINO	Senior Vice President and	August 15, 2007
Daniel Mannino	Chief Accounting Officer
(Principal Accounting Officer)
/s/ JAMES A. ATTWOOD, JR.	Director	August 15, 2007
James A. Attwood, Jr.
/s/ MICHAEL J. CONNELLY	Director	August 15, 2007
Michael J. Connelly
/s/ STEPHEN C. GRAY	Director	August 15, 2007
Stephen C. Gray
/s/ AMOS B. HOSTETTER, JR.	Director	August 15, 2007
Amos B. Hostetter, Jr.
/s/ WILLIAM E. KENNARD	Director	August 15, 2007
William E. Kennard
/s/ GERALDINE B. LAYBOURNE	Director	August 15, 2007
Geraldine B. Laybourne