Form 10-Q/A
period 2007-03-31
INSIGHT COMMUNICATIONS CO INC
filed 2007-08-15
CIK 1084421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the period ended March 31, 2007, originally filed with the Securities and Exchange Commission on May 15, 2007, to amend and restate our consolidated financial statements for the three month periods ended March 31, 2007 and 2006.

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

Our prior accounting treatment resulted in an understatement of deferred income tax expense, the related deferred tax liability and goodwill. This resulted in our understatement of net loss in the amount of $1.9 million for each of the three months ended March 31, 2007 and 2006, in our consolidated financial statements. In addition, goodwill should have been higher by $115.6 million as of March 31, 2007. The correction had no effect on our revenues, operating income, cash flows or liquidity for any period.

A summary of the effects of this change on our consolidated balance sheets as of March 31, 2007 and December 31, 2006, and our consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 is included in Note 2, “Restatement of Consolidated Financial Statements,” located in the notes to our consolidated financial statements elsewhere in this quarterly report amendment.

The following information has been updated to give effect to the restatement. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of each amended item is set forth in this report, even though much of the disclosure in the restated items has not changed. The disclosure in this quarterly report amendment supersedes and replaces the corresponding disclosures in our quarterly report on Form 10-Q for the three month periods ended March 31, 2007 and 2006.

Part I

Item 1—Financial Statements

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4—Controls and Procedures

PART I.    FINANCIAL INFORMATION

Item 1.                        Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the restated consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2006, which reflects the restatement discussed in the “Explanatory Note” above and was filed August 15, 2007.

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	As restated	As restated
	unaudited
Assets
Cash and cash equivalents	$34,975	$43,573
Investments	7,000	7,000
Trade accounts receivable, net of allowance for doubtful accounts of $1,002 and $1,148 as of March 31, 2007 and December 31, 2006	19,703	31,060
Launch funds receivable	220	355
Prepaid expenses and other current assets	7,993	8,473
Total current assets	69,891	90,461
Fixed assets, net	1,159,784	1,151,260
Goodwill	187,982	187,982
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $30,354 and $29,473 as of March 31, 2007 and December 31, 2006	18,584	19,053
Other non-current assets	2,454	2,941
Total assets	$3,800,654	$3,813,656

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	As restated	As restated
	unaudited
Liabilities and stockholders’ equity
Accounts payable	$45,071	$43,772
Accrued expenses and other current liabilities	40,772	45,521
Accrued property taxes	17,027	13,595
Accrued programming costs (inclusive of $33,964 and $30,677 due to related parties as of March 31, 2007 and December 31, 2006)	51,663	45,880
Deferred revenue	1,457	2,076
Interest payable	53,069	49,518
Total current liabilities	209,059	200,362
Deferred revenue	493	683
Debt	2,781,772	2,805,722
Deferred tax liability	214,557	212,648
Other non-current liabilities	317	—
Minority interest	246,187	245,634
Stockholders’ equity:
Voting preferred stock, $.01 par value:
Series A—1,000,000 shares authorized; 848,945 shares issued and outstanding as of March 31, 2007 and December 31, 2006	8	8
Series B—1,000,000 shares authorized; 517,836 shares issued and outstanding as of March 31, 2007 and December 31, 2006	5	5
Non-voting preferred stock, $.01 par value:
Series C—15,000,000 shares authorized; 13,364,693 shares issued and outstanding as of March 31, 2007 and December 31, 2006	134	134
Series D—50,000,000 shares authorized; 47,015,659 shares issued and outstanding as of March 31, 2007 and December 31, 2006	470	470
Non-voting common stock, $.01 par value:
Series E—5,000,000 shares authorized; 3,516,997 and 3,536,247 shares issued and outstanding as of March 31, 2007 and December 31, 2006	35	35
Series F—100,000 shares authorized; 95,180 and 93,250 shares issued and outstanding as of March 31, 2007 and December 31, 2006	1	1
Voting common stock, $.01 par value:
Series G—10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2007 and December 31, 2006	—	—
Additional paid-in-capital	826,899	826,509
Accumulated deficit	(478,966)	(478,861)
Accumulated other comprehensive income (loss)	(317)	306
Total stockholders’ equity	348,269	348,607
Total liabilities and stockholders’ equity	$3,800,654	$3,813,656

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2007	2006
	As restated	As restated
Revenue	$339,469	$301,281
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $51,393 and $43,081 of programming expense incurred through related parties for the three months ended March 31, 2007 and 2006)	119,855	111,415
Selling, general and administrative (inclusive of $391 and $550 of stock-based compensation for the three months ended March 31, 2007 and 2006)	90,673	78,165
Depreciation and amortization	69,279	64,312
Total operating costs and expenses	279,807	253,892
Operating income	59,662	47,389
Other income (expense):
Interest expense	(57,897)	(61,075)
Interest income	320	512
Other income (expense)	393	(70)
Total other expense, net	(57,184)	(60,633)
Income (loss) before minority interest and income taxes	2,478	(13,244)
Minority interest income (expense)	(553)	2,505
Income (loss) before income taxes	1,925	(10,739)
Provision for income taxes	(2,030)	(1,989)
Net loss	$(105)	$(12,728)

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three months ended March 31,
	2007	2006
	As restated	As restated
Operating activities:
Net loss	$(105)	$(12,728)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,279	64,312
Stock-based compensation	391	550
Loss on interest rate swaps	—	1,665
Minority interest	553	(2,505)
Provision for losses on trade accounts receivable	2,559	2,904
Amortization of note discount	1,050	4,816
Deferred income taxes	1,909	1,909
Changes in operating assets and liabilities:
Trade accounts receivable	8,798	6,780
Launch funds receivable	135	387
Prepaid expenses and other assets	949	(2,710)
Accounts payable	1,299	(8,092)
Interest payable	3,551	31,485
Accrued expenses and other liabilities	3,351	(2,248)
Net cash provided by operating activities	93,719	86,525
Investing activities:
Purchase of fixed assets	(76,927)	(57,629)
Sale of fixed assets	23	336
Purchase of investments	—	(257)
Net cash used in investing activities	(76,904)	(57,550)
Financing activities:
Repayment of credit facilities	(25,000)	(20,875)
Debt issuance costs	(412)	—
Other	(1)	1
Net cash used in financing activities	(25,413)	(20,874)
Net increase (decrease) in cash and cash equivalents	(8,598)	8,101
Cash and cash equivalents, beginning of period	43,573	29,782
Cash and cash equivalents, end of period	$34,975	$37,883

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

On April 1, 2007, Insight Midwest’s partnership agreement was amended, and we agreed with Comcast on a division of Insight Midwest’s assets and liabilities. Upon completion of the transaction, we will own 100% of Insight Midwest’s cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, and Comcast will own 100% of Insight Midwest’s cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana. Pending completion of the transaction, we will continue to serve as general partner and control and manage all of the cable systems of Insight Midwest and will continue to include the results of Insight Midwest in our consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight systems group was initially allocated approximately $1,259.6 billion of the partnership’s debt and the Comcast systems group was initially allocated approximately $1,335.4 billion of the partnership’s debt. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007 (see Note 9 “Minority and Preferred Interests”).

2.   Restatement of Consolidated Financial Statements

We identified an error in our accounting for non-cash income tax expense and deferred taxes. The correction relates to the tax impact of intangible assets arising from certain business combinations, primarily tax-deductible franchise costs, which is amortized as an expense for tax purposes over 15 years but has not been amortized for financial reporting purposes since the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. We record deferred income tax expense and a deferred tax liability related to the tax-deductible franchise costs. However, in preparing the financial statements, we historically had netted the deferred tax liability related to franchise costs against deferred tax assets (primarily related to our net operating loss carryforwards) and provided a valuation allowance on the net deferred tax asset balance. Because the deferred tax liability related to franchise costs could have an indefinite life, it should not have been netted against deferred tax assets when determining the required valuation allowance.

As a result, we did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above should have remained on our balance sheet indefinitely

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Restatement of Consolidated Financial Statements (Continued)

unless there were an impairment of franchise costs for financial reporting purposes or the related business entity were disposed of through a sale or otherwise.

Our prior accounting treatment resulted in an understatement of deferred income tax expense, the related deferred tax liability and goodwill. This resulted in our understatement of net loss in the amount of $1.9 million for each of the three months ended March 31, 2007 and 2006, in our consolidated financial statements. In addition, goodwill should have been higher by $115.6 million as of March 31, 2007. The correction had no effect on our revenues, operating income, cash flows or liquidity for any period.

The effects of this change on the consolidated balance sheets as of March 31, 2007 and December 31, 2006, and the consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 are summarized as follows (in thousands).

	Consolidated Balance Sheets
	As Previously Reported	Adjustments	As Restated
As of March 31, 2007
Goodwill	$72,430	$115,552	$187,982
Deferred tax liability	—	214,557	214,557
Accumulated deficit	(379,961)	(99,005)	(478,966)
Total stockholders’ equity	447,274	(99,005)	348,269
As of December 31, 2006
Goodwill	$72,430	$115,552	$187,982
Deferred tax liability	—	212,648	212,648
Accumulated deficit	(381,765)	(97,096)	(478,861)
Total stockholders’ equity	445,703	(97,096)	348,607

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Three Months Ended March 31, 2007
Provision for income taxes	$(121)	$(1,909)	$(2,030)
Net income (loss)	1,804	(1,909)	(105)
Three Months Ended March 31, 2006
Provision for income taxes	$(80)	$(1,909)	$(1,989)
Net loss	(10,819)	(1,909)	(12,728)

	Consolidated Statements of Cash Flows
	As Previously Reported	Adjustments	As Restated
Three Months Ended March 31, 2007
Net income (loss)	$1,804	$(1,909)	$(105)
Deferred income taxes	—	1,909	1,909
Three Months Ended March 31, 2006
Net loss	$(10,819)	$(1,909)	$(12,728)
Deferred income taxes	—	1,909	1,909

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Responsibility for Interim Financial Statements

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited restated consolidated financial statements and notes to consolidated financial statements contained in our annual report on Form 10-K/A for the year ended December 31, 2006, which reflects the restatement discussed above and was filed August 15, 2007.

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

4.   Recent Accounting Pronouncements

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

6.   Fixed Assets

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Land, buildings and improvements	$46,093	$45,777
Cable system equipment	2,750,916	2,676,108
Furniture, fixtures and office equipment	23,389	23,197
	2,820,398	2,745,082
Less: accumulated depreciation and amortization	(1,660,614)	(1,593,822)
Total fixed assets, net	$1,159,784	$1,151,260

We recorded depreciation expense of $68.4 million and $62.9 million for the three months ended March 31, 2007 and 2006.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Debt

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Insight Midwest Holdings Credit Facility	$2,261,000	$2,286,000
Insight Midwest 9¾% Senior Notes	200,000	200,000
Insight Inc. 12¼% Senior Discount Notes	350,000	350,000
	2,811,000	2,836,000
Net unamortized discount on notes	(29,228)	(30,278)
Total debt	$2,781,772	$2,805,722

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

Insight Inc. 12 1/4% Senior Discount Notes

No cash interest on the discount notes accrued prior to February 15, 2006. Thereafter, cash interest on the discount notes began to accrue and is payable on February 15 and August 15 of each year. The initial accreted value of the discount notes increased until February 15, 2006 such that the accreted value equaled the revised outstanding principal amount of $350.0 million on December 31, 2006. The Insight Inc. 12¼% Senior Discount Notes are scheduled to mature in February 2001 and contain certain financial and other debt covenants. As of March 31, 2007, we were in compliance with all covenant requirements.

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

9.   Minority and Preferred Interests

As of March 31, 2007 and December 31, 2006 we had $246.2 million and $245.6 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Minority and Preferred Interests (Continued)

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis has been revised only to reflect and update disclosures for the restatement of our historical consolidated financial results, as more fully described in the “Explanatory Note” and Note 2, “Restatement of Consolidated Financial Statements,” located in the notes to our consolidated financial statements included with this amended report. Accordingly, the only changes are to the Net income (loss) line under “Overview”, the Net income (loss) and Provision for income taxes line items in the table under “Reconciliation of Net Loss to Adjusted Operating Income before Depreciation and Amortization” and an additional disclosure on our income tax provision.

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

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations (in thousands):

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	As restated	As restated
Revenue	$339,469	$301,281
Operating costs and expenses:
Programming and other operating costs	119,855	111,415
Selling, general and administrative	90,673	78,165
Depreciation and amortization	69,279	64,312
Total operating costs and expenses	279,807	253,892
Operating income	59,662	47,389
Interest expense	57,897	61,075
Minority interest income (expense)	(553)	2,505
Net loss	(105)	(12,728)
Net cash provided by operating activities	93,719	86,525
Net cash used in investing activities	76,904	57,550
Net cash used in financing activities	25,413	20,874
Capital expenditures	76,927	57,629

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

Reconciliation of Net Loss to Adjusted Operating Income before Depreciation and Amortization

The following table reconciles Net Loss to Adjusted Operating Income before Depreciation and Amortization. In addition, the table provides the components from Net Loss to Operating Income for purposes of the discussions that follow (in thousands).

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	As restated	As restated
Net loss	$(105)	$(12,728)
Provision for income taxes	2,030	1,989
Income (loss) before income taxes	1,925	(10,739)
Minority interest (income) expense	553	(2,505)
Income (loss) before minority interest and income taxes	2,478	(13,244)
Other (income) expense:
Other	(393)	70
Interest income	(320)	(512)
Interest expense	57,897	61,075
Total other expense, net	57,184	60,633
Operating income	59,662	47,389
Depreciation and amortization	69,279	64,312
Stock-based compensation	391	550
Adjusted Operating Income before Depreciation and Amortization	$129,332	$112,251

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

The provision for income taxes relates to franchise costs which are amortized as an expense for tax purposes over 15 years but has not been amortized for financial reporting purposes. The $41,000 increase relates to the change in non-income based state taxes.

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

Cash provided by operations for the three months ended March 31, 2007 and 2006 was $93.7 million and $86.5 million. The increase was primarily attributable to the timing of cash receipts and payments related to our working capital accounts and a decrease in our net loss. These increases were partially offset by a decrease in interest payable because of the redemption of our 10 1/2% senior notes and a portion of our 9 3/4% senior notes and the refinancing of our credit facility in the fourth quarter of 2006.

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

Free Cash Flow for the three months ended March 31, 2007 totaled $16.8 million, compared to $28.9 million for the three months ended March 31, 2006. This decrease in Free Cash Flow from March 31, 2006 to March 31, 2007 of $12.1 million was primarily driven by the following:

•       A $30.7 million increase in cash interest expense paid primarily driven by the refinancing of our credit facility in the fourth quarter of 2006. We pay interest quarterly on the new credit facility and paid interest semi-annually (in Q2 and Q4) on the bonds it refinanced. Additionally, in February 2007, interest on the 12 1/4% Senior Discount Notes was paid in cash whereas in February 2006 it was paid-in-kind; and

•       A $19.3 million increase in capital expenditures.

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

Item 4.                        Controls and Procedures

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

In connection with the restatement of our financial results, which is more fully described in the “Explanatory Note” on page 2 of this report and in Note 2 to our consolidated financial statements, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based upon that reevaluation and particularly in light of the restatement of our financial results, we identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible franchise costs in the determination of the deferred tax asset valuation allowance.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of March 31, 2007. Management has discussed the circumstances leading up to the restatement with the Audit Committee of our board of directors, and management and the Audit Committee have concluded that the error was inadvertent and unintentional.

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

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2007	INSIGHT COMMUNICATIONS COMPANY, INC.

By: /s/ John Abbot
John Abbot
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)