Form 10-Q
period 2007-06-30
INSIGHT COMMUNICATIONS CO INC
filed 2007-08-15
CIK 1084421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

PART I.   FINANCIAL INFORMATION

Item 1.                        Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. However, in our opinion, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year. These financial statements should be read in conjunction with the summary of significant accounting policies and the notes to the restated consolidated financial statements included in our annual report on Form 10-K/A for the year ended December 31, 2006, which was filed on August 15, 2007.

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	unaudited
Assets
Cash and cash equivalents	$45,890	$43,573
Trade accounts receivable, net of allowance for doubtful accounts of $1,171 and $1,148 as of June 30, 2007 and December 31, 2006	30,414	31,060
Prepaid expenses and other current assets	8,698	8,828
Total current assets	85,002	83,461
Fixed assets, net	1,144,441	1,151,260
Goodwill	187,982	187,982
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $31,240 and $29,473 as of June 30, 2007 and December 31, 2006	17,698	19,053
Investments	7,000	7,000
Other non-current assets	3,368	2,941
Total assets	$3,807,450	$3,813,656

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
(dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2007	2006
	unaudited
Liabilities and stockholders’ equity
Accounts payable	$36,977	$43,772
Accrued expenses and other current liabilities	56,911	45,521
Accrued property taxes	19,780	13,595
Accrued programming costs (inclusive of $34,614 and $30,677 due to related parties as of June 30, 2007 and December 31, 2006)	52,668	45,880
Deferred revenue	991	2,076
Interest payable	59,952	49,518
Total current liabilities	227,279	200,362
Deferred revenue	292	683
Deferred tax liability	216,466	212,648
Debt	2,762,825	2,805,722
Minority interest	259,878	245,634
Stockholders’ equity:
Voting preferred stock, $.01 par value:
Series A—1,000,000 shares authorized; 848,945 shares issued and outstanding as of June 30, 2007 and December 31, 2006	8	8
Series B—1,000,000 shares authorized; 517,836 shares issued and outstanding as of June 30, 2007 and December 31, 2006	5	5
Non-voting preferred stock, $.01 par value:
Series C—15,000,000 shares authorized; 13,364,693 shares issued and outstanding as of June 30, 2007 and December 31, 2006	134	134
Series D—50,000,000 shares authorized; 47,015,659 shares issued and outstanding as of June 30, 2007 and December 31, 2006	470	470
Non-voting common stock, $.01 par value:
Series E—5,000,000 shares authorized; 3,480,497 and 3,536,247 shares issued and outstanding as of June 30, 2007 and December 31, 2006	35	35
Series F—100,000 shares authorized; 95,020 and 93,250 shares issued and outstanding as of June 30, 2007 and December 31, 2006	1	1
Voting common stock, $.01 par value:
Series G—10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2007 and December 31, 2006	—	—
Additional paid-in-capital	827,221	826,509
Accumulated deficit	(487,164)	(478,861)
Accumulated other comprehensive income	—	306
Total stockholders’ equity	340,710	348,607
Total liabilities and stockholders’ equity	$3,807,450	$3,813,656

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		As restated		As restated
Revenue	$355,503	$311,717	$694,972	$612,998
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $51,638 and $102,927, and $44,257 and $87,338 of programming expense incurred through related parties for the three and six months ended June 30, 2007 and 2006)	122,306	112,956	242,161	224,370
Selling, general and administrative (inclusive of $323 and $714, and $334 and $884 of stock-based compensation for the three and six months ended June 30, 2007 and 2006)	97,979	81,524	188,652	159,690
Depreciation and amortization	71,954	67,343	141,233	131,655
Total operating costs and expenses	292,239	261,823	572,046	515,715
Operating income	63,264	49,894	122,926	97,283
Other income (expense):
Interest expense	(56,502)	(61,208)	(114,399)	(122,283)
Interest income	251	369	571	881
Other income (expense)	389	20	782	(50)
Total other expense, net	(55,862)	(60,819)	(113,046)	(121,452)
Income (loss) before minority interest and income taxes	7,402	(10,925)	9,880	(24,169)
Minority interest income (expense)	(13,691)	2,110	(14,244)	4,615
Loss before income taxes	(6,289)	(8,815)	(4,364)	(19,554)
Provision for income taxes	(1,909)	(1,989)	(3,939)	(3,978)
Net loss	$(8,198)	$(10,804)	$(8,303)	$(23,532)

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
consolidated STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six months ended June 30,
	2007	2006
		As restated
Operating activities:
Net loss	$(8,303)	$(23,532)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	141,233	131,655
Stock-based compensation	714	884
Minority interest	14,244	(4,615)
Provision for losses on trade accounts receivable	6,906	7,026
Amortization of note discount	2,103	6,571
Deferred income taxes	3,818	3,818
Changes in operating assets and liabilities:
Trade accounts receivable	(6,260)	(4,604)
Prepaid expenses and other assets	(303)	(2,697)
Accounts payable	(6,795)	37
Interest payable	10,434	16,220
Accrued expenses and other liabilities	22,580	2,569
Net cash provided by operating activities	180,371	133,332
Investing activities:
Purchase of fixed assets	(132,680)	(141,765)
Sale of fixed assets	39	504
Purchase of investments	—	(518)
Net cash used in investing activities	(132,641)	(141,779)
Financing activities:
Repayment of credit facilities	(55,000)	(41,750)
Net proceeds from borrowings under credit facilities	10,000	25,000
Debt issuance costs	(412)	—
Other	(1)	1
Net cash used in financing activities	(45,413)	(16,749)
Net increase (decrease) in cash and cash equivalents	2,317	(25,196)
Cash and cash equivalents, beginning of period	43,573	29,782
Cash and cash equivalents, end of period	$45,890	$4,586

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Basis of Presentation

Through our wholly owned subsidiary, Insight Communications Company, L.P. (“Insight LP”), we own a 50% interest in Insight Midwest, L.P. (“Insight Midwest”), which through its operating subsidiaries, Insight Communications Midwest, LLC (“Insight Communications Midwest”), Insight Kentucky Partners II, L.P. (“Insight Kentucky”) and Insight Communications of Central Ohio, LLC (“Insight Ohio”), owns and operates cable systems in Illinois, Indiana, Kentucky and Ohio which passed approximately 2.5 million homes and had approximately 1.4 million customer relationships as of June 30, 2007.

Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest’s systems. An indirect subsidiary of Comcast Corporation (“Comcast”) owns a 50% limited partner interest in Insight Midwest. The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Cable Services, LLC.

On April 1, 2007, Insight Midwest’s partnership agreement was amended, and we agreed with Comcast on a division of Insight Midwest’s assets and liabilities. Upon completion of the transaction, we will own 100% of Insight Midwest’s cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, (the “Insight Systems Group”) and Comcast will own 100% of Insight Midwest’s cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana (the “Comcast Systems Group”). Pending completion of the transaction, we will continue to serve as general partner and control and manage all of the cable systems of Insight Midwest and will continue to include the results of Insight Midwest in our consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight Systems Group was initially allocated approximately $1,259.6 billion of the partnership’s debt and the Comcast Systems Group was initially allocated approximately $1,335.4 billion of the partnership’s debt. This debt allocation excludes the $350.0 million outstanding principal amount 12 1/4% Senior Discount Notes due 2011 issued by Insight Communications Company, Inc. (“Insight Inc.”). The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007 (see Note 9 “Minority and Preferred Interests”).

2.   Restatement of Consolidated Financial Statements

As previously described in our amended annual report on Form 10-K/A for the year ended December 31, 2006, as filed on August 15, 2007, we identified an error in our accounting for non-cash income tax expense and deferred taxes. The correction relates to the tax impact of intangible assets arising from certain business combinations, primarily tax-deductible franchise costs, which is amortized as an expense for tax purposes over 15 years but has not been amortized for financial reporting purposes since the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” on January 1, 2002. We record deferred income tax expense and a deferred tax liability related to the tax-deductible franchise costs. However, in preparing the financial statements, we historically had netted the deferred tax liability related to franchise costs against deferred tax assets (primarily related to our net operating loss carryforwards) and provided a valuation allowance on the net deferred tax asset balance. Because the deferred tax liability could have an indefinite life, it should not have been netted against deferred tax assets with a definite life when determining the required valuation allowance.

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

Our prior accounting treatment resulted in an understatement of deferred income tax expense, the related deferred tax liability and goodwill. This resulted in an understatement of net loss in the amount of $1.9 million and $3.8 million for the three and six months ended June 30, 2006, in our consolidated financial statements. The correction had no effect on our revenues, operating income, cash flows or liquidity for any period.

The effects of this change on the consolidated statements of operations for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 are summarized as follows (in thousands).

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Three Months Ended June 30, 2006
Provision for income taxes	$(80)	$(1,909)	$(1,989)
Net loss	(8,895)	(1,909)	(10,804)
Six Months Ended June 30, 2006
Provision for income taxes	$(160)	$(3,818)	$(3,978)
Net loss	(19,714)	(3,818)	(23,532)

	Consolidated Statements of Cash Flows
	As Previously Reported	Adjustments	As Restated
Six Months Ended June 30, 2006
Net loss	$(19,714)	$(3,818)	$(23,532)
Deferred income taxes	—	3,818	3,818

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

In our opinion, the consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited restated consolidated financial statements and notes to consolidated financial statements contained in our amended annual report on Form 10-K/A for the year ended December 31, 2006, which was filed on August 15, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishing a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 or calendar year 2008 for us. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

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

The Company adopted FIN 48 effective January 1, 2007 and had no material unrecognized tax benefits as of the adoption date and as of June 30, 2007. The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax returns for 2003 through 2006 tax years remain subject to examination.

5.   Investments

Promptu

Promptu (formerly AgileTV Corporation) is a privately owned company that develops voice navigation services for television and mobile devices. On May 11, 2005, we made an investment in Promptu by purchasing shares of Promptu’s Series B1 preferred stock and common stock for an aggregate purchase price of (i) approximately $900,000 in cash and (ii) approximately $300,000 in the form of conversion of an outstanding promissory note. We are accounting for our investment in Promptu under the cost method. As of June 30, 2007 and December 31, 2006, our carrying value in this investment was $1.2 million.

Oxygen Cable, LLC

Oxygen Cable, LLC (“Oxygen”) is an independent cable television network with programming tailored to the interests of women. On July 9, 2002, we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. In October 2006, we agreed to extend the term of the carriage agreement through December 31, 2008.

Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. Pursuant to the equity issuance agreement, a portion of the monthly programming fees through December 31, 2006 represented our equity investment in Oxygen. We are accounting for our investment in Oxygen under the cost method. As of June 30, 2007 and December 31, 2006, our carrying value in this investment was $5.8 million.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Fixed Assets

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Land, buildings and improvements	$46,667	$45,777
Cable system equipment	2,805,682	2,676,108
Furniture, fixtures and office equipment	23,615	23,197
	2,875,964	2,745,082
Less: accumulated depreciation and amortization	(1,731,523)	(1,593,822)
Total fixed assets, net	$1,144,441	$1,151,260

We recorded depreciation expense of $71.1 million and $139.5 million for the three and six months ended June 30, 2007 and $65.9 million and $128.8 million for the three and six months ended June 30, 2006.

7.   Debt

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in thousands)
Insight Midwest Holdings Credit Facility	$2,241,000	$2,286,000
Insight Midwest 9 3/4% Senior Notes	200,000	200,000
Insight Inc. 12 1/4% Senior Discount Notes	350,000	350,000
	2,791,000	2,836,000
Net unamortized discount on notes	(28,175)	(30,278)
Total debt	$2,762,825	$2,805,722

Insight Midwest Holdings $2.445 Billion Credit Facility

Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries, and on October 6, 2006, entered into a new $2.445 billion senior secured credit facility. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. The weighted average interest rate for debt outstanding under the credit facility was 7.20% at June 30, 2007. As of June 30, 2007 we were in compliance with the credit facility’s covenant requirements.

On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. During the three and six months ended June 30, 2007, Insight Midwest repaid a total of $0 and $4.5 million of the loan balance. As of June 30, 2007 and December 31, 2006, the balance of the $100.0 million loan, including accrued interest was $137.6 million and $136.1 million.

Insight Inc. 12 1/4% Senior Discount Notes

In 2001, we completed a $400.0 million offering of 12 1/4% Senior Discount Notes due in February 2011. These notes were issued at a discount to their principal amount at maturity. In 2002 and 2004, we repurchased a total of $50.0 million face amount of these notes.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Debt (Continued)

No cash interest on the discount notes accrued prior to February 15, 2006. Thereafter, cash interest on the discount notes began to accrue and is payable on February 15 and August 15 of each year. The initial accreted value of the discount notes increased until February 15, 2006 such that the accreted value equaled the revised outstanding principal amount of $350.0 million at that time and on December 31, 2006.

The Insight Inc. 12 1/4% Senior Discount Notes contain certain financial and other debt covenants. As of June 30, 2007, we were in compliance with all covenant requirements.

Debt Principal Payments

As of June 30, 2007, the remaining principal payments required on our debt were as follows (in thousands):

2007	$—
2008	9,312
2009	242,063
2010	61,313
2011	430,562
Thereafter	2,047,750
Total	$2,791,000

8.   Derivative Instruments

We enter into derivative instruments, typically interest-rate swap agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed rate interest payments in exchange for floating rate interest receipts, known as cash flow hedges, and floating rate interest payments in exchange for fixed rate interest receipts, known as fair value hedges, over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related estimated fair value is included in other current or non-current liabilities or assets. Gains and losses related to cash flow hedges that are determined to be effective hedges are recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to fair value hedges that are determined to be effective hedges are recorded in the consolidated statements of operations as an adjustment to the swap instrument and an equal and offsetting adjustment to the carrying value of the underlying debt. Gains and losses related to interest rate swaps that are determined not to be effective hedges and do not qualify for hedge accounting are recorded in our consolidated statements of operations as other income or expense.

Cash Flow Hedges

In October 2006, we entered into two interest rate swap agreements to hedge our exposure to fluctuations in the base rate for our Term Loan B whereby we swapped floating rates for:

•       a fixed rate of 5.240% on $450.0 million notional value of our Term Loan B debt which expires in December 2007; and

•       a fixed rate of 5.148% of $400.0 million notional value of our Term Loan B debt which expires in December 2008.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Derivative Instruments (Continued)

In the second quarter these swaps offset movements in the base rate for our Term Loan B by 101.2% and 101.8%, respectively. During the second quarter of 2007, these swap agreements were determined to be ineffective cash flow hedges for the purposes of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At June 30, 2007 and December 31, 2006 the estimated fair value of these interest rate swap agreements were approximately $1.1 million and $306,000 and were recorded in other current or non-current assets on the accompanying consolidated balance sheets depending on the expiration date of the underlying swap agreement.

9.   Minority and Preferred Interests

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

As of June 30, 2007 and December 31, 2006 we had $259.9 million and $245.6 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest. The Insight Midwest partnership was formed in September 1999 to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with an indirect subsidiary of AT&T Broadband (now known as Comcast Cable). The results of the partnership are included in our consolidated financial statements since we as general partner effectively control Insight Midwest’s operating and financial decisions.

Effective April 1, 2007, we have divided Insight Midwest’s assets and liabilities into the Insight Systems Group and the Comcast Systems Group. Subsequent to April 1, 2007, adjustments to minority interest reflect the earnings and losses of the Comcast Systems Group. (See Note 1—“Organization and Basis of Presentation” for additional disclosure in connection with the proposed division of assets and liabilities of the partnership). As of June 30, 2007, we estimated the settlement value of this minority interest to be between $1.3 billion and $2.0 billion.

10.   Partnership Split-Up Costs

During the second quarter of 2007, we recorded $3.1 million in employee retention benefits, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and $2.7 million in legal fees in connection with matters related to our agreement with Comcast to divide the assets and liabilities of Insight Midwest and our evaluation of strategic alternatives post split-up. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007. The Company has established a plan to provide one-time retention benefits for certain employees related to the split-up. The total approved plan is $12.3 million which will be modified as circumstances warrant. These one-time retention benefits and legal fees are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

INSIGHT COMMUNICATIONS COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Related Party Transactions

Programming

We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1½% administrative fee, were $51.6 million and $102.9 million for the three and six months ended June 30, 2007 and $44.3 million and $87.3 million for the three and six months ended June 30, 2006. As of June 30, 2007 and December 31, 2006, $34.6 million and $30.7 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties. Upon the completion of the division of assets and liabilities of Insight Midwest described in Note 1, we will no longer have the right to purchase programming services for our systems through this affiliate arrangement.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis reflects and updates disclosures for the restatement of our historical consolidated financial results for the three and six months ended June 30, 2006, as more fully described in our amended annual report on Form 10-K/A, as filed on August 15, 2007. Accordingly, the only changes to the 2006 financial information presented are to the Net loss line under “Overview” and the Net loss and Provision for income taxes line items in the table under “Reconciliation of Net Loss to Adjusted Operating Income before Depreciation and Amortization”.

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

The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		As restated		As restated
Revenue	$355,503	$311,717	$694,972	$612,998
Operating costs and expenses:
Programming and other operating costs	122,306	112,956	242,161	224,370
Selling, general and administrative	97,979	81,524	188,652	159,690
Depreciation and amortization	71,954	67,343	141,233	131,655
Total operating costs and expenses	292,239	261,823	572,046	515,715
Operating income	63,264	49,894	122,926	97,283
Interest expense	56,502	61,208	114,399	122,283
Minority interest income (expense)	(13,691)	2,110	(14,244)	4,615
Net loss	(8,198)	(10,804)	(8,303)	(23,532)
Net cash provided by operating activities	86,652	46,807	180,371	133,332
Net cash used in investing activities	55,737	84,229	132,641	141,779
Net cash used in (provided by) financing activities	20,000	(4,125)	45,413	16,749
Capital expenditures	55,753	84,136	132,680	141,765

Use of Adjusted Operating Income before Depreciation and Amortization and Free Cash Flow

We utilize Adjusted Operating Income before Depreciation and Amortization, (defined as operating income before depreciation, amortization, non-cash stock-based compensation and partnership dissolution costs) among other measures, to evaluate the performance of our businesses. Adjusted Operating Income before Depreciation and Amortization is considered an important indicator of the operational strength of our businesses and is a component of our annual compensation programs. In addition, our debt agreements use Adjusted Operating Income before Depreciation and Amortization, adjusted for certain non-recurring items, in our leverage and other covenant calculations. We also use this measure to determine how we will allocate resources and capital. Our management finds this measure helpful because it captures all of the revenue and ongoing operating expenses of our businesses and therefore provides a means to directly evaluate the ability of our business operations to generate returns and to compare operating capabilities across our businesses. This measure is also used by equity and fixed income research analysts in their reports to investors evaluating our businesses and other companies in the cable television industry. We believe Adjusted Operating Income before Depreciation and Amortization is useful to investors and bondholders because it enables them to assess our performance in a manner similar to the methods used by our management and provides a measure that can be used to analyze, value and compare companies in the cable television industry, which may have different depreciation, amortization and stock-based compensation policies.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		As restated		As restated
Net loss	$(8,198)	$(10,804)	$(8,303)	$(23,532)
Provision for income taxes	1,909	1,989	3,939	3,978
Loss before income taxes	(6,289)	(8,815)	(4,364)	(19,554)
Minority interest income (expense)	13,691	(2,110)	14,244	(4,615)
Income (loss) before minority interest and income taxes	7,402	(10,925)	9,880	(24,169)
Other (income) expense:
Other	(389)	(20)	(782)	50
Interest income	(251)	(369)	(571)	(881)
Interest expense	56,502	61,208	114,399	122,283
Total other expense, net	55,862	60,819	113,046	121,452
Operating income	63,264	49,894	122,926	97,283
Depreciation and amortization	71,954	67,343	141,233	131,655
Partnership dissolution costs	5,848	—	5,848	—
Stock-based compensation	323	334	714	884
Adjusted Operating Income before Depreciation and Amortization	$141,389	$117,571	$270,721	$229,822

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Operating income	$63,264	$49,894	$122,926	$97,283
Depreciation and amortization	71,954	67,343	141,233	131,655
Partnership dissolution costs	5,848	—	5,848	—
Stock-based compensation	323	334	714	884
Adjusted Operating Income before Depreciation and Amortization	141,389	117,571	270,721	229,822
Changes in working capital accounts(1)	(4,740)	5,758	13,631	3,672
Cash paid for interest	(49,980)	(76,384)	(103,722)	(99,471)
Cash paid for taxes	(17)	(138)	(259)	(691)
Net cash provided by operating activities	86,652	46,807	180,371	133,332
Capital expenditures	(55,753)	(84,136)	(132,680)	(141,765)
Free Cash Flow	$30,899	$(37,329)	$47,691	$(8,433)

(1)          Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue for the three months ended June 30, 2007, totaled $355.5 million, an increase of 14% over the prior year, due primarily to Revenue Generating Unit (“RGU”) growth across all of our services, as well as video rate increases. High-speed Internet service revenue increased 25% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer (“ARPU”) due to promotional discounts. We added a net 18,900 high-speed Internet customers during the quarter to end at 674,900 customers.

Basic cable service revenue increased 6% due to an increased customer base and video rate increases, partially offset by promotional discounts. Historically, we have experienced a seasonal decline in basic customers during the second quarter primarily as a result of students leaving the university communities we serve. In addition, digital service revenue increased 25% over the prior year due to an increased customer base and a $1.58 increase in digital ARPU. We added a net 7,700 digital customers during the quarter to end at 661,500 customers.

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

To increase our bundling opportunities and extend our growth potential in future years, we, during the second half of 2006 and in January 2007, successfully rolled out our telephone product in eight previously unserved districts. As a result, we added a net 29,400 telephone customers during the quarter to end at 177,200 customers.

Revenue by service offering was as follows for the three months ended June 30 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended June 30, 2007	% of Total Revenue	Three Months Ended June 30, 2006	% of Total Revenue	% Change in Revenue
Basic	$169,891	47.8%	$160,328	51.5%	6.0%
High-Speed Internet	73,260	20.6%	58,616	18.8%	25.0%
Digital	42,954	12.1%	34,307	11.0%	25.2%
Advertising	21,674	6.1%	20,020	6.4%	8.3%
Telephone	20,083	5.6%	12,528	4.0%	60.3%
Premium	13,953	3.9%	13,852	4.4%	0.7%
Franchise fees	8,114	2.3%	7,384	2.4%	9.9%
Other	5,574	1.6%	4,682	1.5%	19.1%
Total	$355,503	100.0%	$311,717	100.0%	14.0%

Total Customer Relationships were 1,424,100 as of June 30, 2007, an increase of 49,000 from 1,375,100 as of June 30, 2006. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase.

In the quarter ended June 30, 2007, we added 53,000 RGUs, which represent the sum of basic, digital, high-speed Internet and telephone customers, and as of June 30, 2007, had 2,854,600 RGUs, an increase of 13% from June 30, 2006. RGUs by category were as follows (in thousands):

	June 30, 2007	June 30, 2006
Basic	1,341.0	1,302.4
High-speed Internet	674.9	534.5
Digital	661.5	572.2
Telephone	177.2	107.2
Total RGUs	2,854.6	2,516.3

Average monthly revenue per basic customer was $88.27 for the three months ended June 30, 2007, compared to $79.65 for the three months ended June 30, 2006. This primarily reflects the continued growth of high-speed Internet, video and telephone product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $9.4 million, or 8%. Increases in programming rates, customers and the addition of new programming content were significant drivers of the cost increase for the quarter ended June 30, 2007. Other direct operating costs increased due to the increase in telephone cost of service as we successfully rolled out this product in eight previously unserved districts during the second half of 2006 and in January 2007. This increase was partially offset by decreases in our high-speed Internet service costs as the company, in 2006, transitioned its Internet services in-house and realized both cost savings and operational benefits from this investment even while increasing our customer base.

Selling, general and administrative expenses increased $16.5 million, or 20%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and network operations personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network and increase customer satisfaction. A portion of the network operations personnel increases were directly related to the transition of our Internet services in-house. $5.8 million of partnership dissolution costs recorded in the second quarter of 2007 related to Insight’s planned division of its partnership with Comcast significantly contributed to the increase in selling, general and administrative expenses. Franchise fees, customer billing and collection fees increased primarily due to the increase in our revenues and our customer base. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base.

Depreciation and amortization expense increased $4.6 million, or 7%, primarily as a result of a continued high level of capital expenditures through June 30, 2007. These expenditures were primarily for purchases of customer premise equipment, installation labor and materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2006.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $23.8 million to $141.4 million, an increase of 20% over the prior year’s quarter.

Interest expense decreased $4.7 million, or 8%, because of lower interest rates, which averaged 8.1% for the three months ended June 30, 2007, as compared to 8.9% for the three months ended June 30, 2006.

Minority interest expense increased $15.8 million primarily as a result of the division of the assets and liabilities of the Insight Midwest partnership into the Insight Systems Group and the Comcast Systems Group. This resulted in us recording adjustments to minority interest based on the earnings and losses of the Comcast Systems Group.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue for the six months ended June 30, 2007, totaled $695.0 million, an increase of 13% over the prior year, due primarily to RGU growth across all of our services, as well as video rate increases. High-speed Internet service revenue increased 24% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 63,700 high-speed Internet customers during the six months to end at 674,900 customers.

Basic cable service revenue increased 6% due to an increased customer base and video rate increases, partially offset by promotional discounts. We added a net 18,200 basic customers during the six months to end at 1,341,000 customers. In addition, digital service revenue increased 26% over the prior year due to an increased customer base and a $1.56 increase in digital ARPU. We added a net 39,900 digital customers during the six months to end at 661,500 customers.

To increase our bundling opportunities and extend our growth potential in future years, we, during the second half of 2006 and in January 2007, successfully rolled out our telephone product in eight previously unserved districts. As a result, we added a net 53,800 telephone customers during the six months to end at 177,200 customers.

Revenue by service offering was as follows for the six months ended June 30 (dollars in thousands):

	Revenue by Service Offering
	Six Months Ended June 30, 2007	% of Total Revenue	Six Months Ended June 30, 2006	% of Total Revenue	% Change in Revenue
Basic	$338,042	48.6%	$318,535	52.0%	6.1%
High-Speed Internet	142,791	20.5%	115,113	18.8%	24.0%
Digital	83,494	12.0%	66,030	10.8%	26.4%
Advertising	39,059	5.6%	37,717	6.2%	3.6%
Telephone	35,886	5.2%	23,883	3.9%	50.3%
Premium	28,148	4.1%	27,246	4.4%	3.3%
Franchise fees	16,112	2.3%	14,738	2.4%	9.3%
Other	11,440	1.7%	9,736	1.5%	17.5%
Total	$694,972	100.0%	$612,998	100.0%	13.4%

Average monthly revenue per basic customer was $86.70 for the six months ended June 30, 2007, compared to $78.77 for the six months ended June 30, 2006. This primarily reflects the continued growth of high-speed Internet, video and telephone product offerings in all markets, as well as video rate increases.

Programming and other operating costs increased $17.8 million, or 8%. Increases in programming rates, customers and the addition of new programming content were significant drivers of the cost increase for the six months ended June 30, 2007. For the six months ended June 30, 2006, programming costs reflected certain programming credits resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the six months ended June 30, 2007 were significantly lower, causing overall programming cost increases to be greater. Other direct operating costs decreased due to decreases in our high-speed Internet service costs as the company, in 2006, transitioned its Internet services in-house and realized both cost savings and operational benefits from this investment even while increasing our customer base. These decreases were partially offset by an increase in telephone cost of service as we successfully rolled out this product in eight previously unserved districts during the second half of 2006 and in January 2007.

Selling, general and administrative expenses increased $29.0 million, or 18%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and network operations personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network and increase customer satisfaction. A portion of the network operations personnel increases were directly related to the transition of our Internet services in-house. $5.8 million of partnership dissolution costs recorded in the second quarter of 2007 related to Insight’s planned division of its partnership with Comcast significantly contributed to the increase in selling, general and administrative expenses. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Franchise fees, customer billing and collection fees increased primarily due to the increase in our revenues and our customer base.

Depreciation and amortization expense increased $9.6 million, or 7%, primarily as a result of a continued high level of capital expenditures through June 30, 2007. These expenditures were primarily for purchases of customer premise equipment, installation labor and materials, capitalized labor, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings.

Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since June 30, 2006.

As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $40.9 million to $270.7 million, an increase of 18%.

Interest expense decreased $7.9 million, or 6%, because of lower interest rates, which averaged 8.1% for the six months ended June 30, 2007, as compared to 8.9% for the six months ended June 30, 2006.

Minority interest expense increased $18.9 million primarily as a result of the division of the assets and liabilities of the Insight Midwest partnership into the Insight Systems Group and the Comcast Systems Group. This resulted in us recording adjustments to minority interest based on the earnings and losses of the Comcast Systems Group.

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

Cash provided by operations for the six months ended June 30, 2007 and 2006 was $180.4 million and $133.3 million. The increase was primarily attributable to the decrease in our net loss and the timing of cash receipts and payments related to our working capital accounts.

Cash used in investing activities for the six months ended June 30, 2007 and 2006 was $132.6 million and $141.8 million and was primarily for capital expenditures. These expenditures principally constituted purchases of customer premise equipment, installation labor and materials and capitalized labor, all of which are necessary to grow our customer base and expand our service offerings.

Cash used in financing activities for the six months ended June 30, 2007 and 2006 was $45.4 million and $16.7 million. These expenditures were primarily for the repayment of our credit facility.

Free Cash Flow for the six months ended June 30, 2007 totaled $47.7 million, compared to ($8.4) million for the six months ended June 30, 2006. This increase in Free Cash Flow from June 30, 2006 to June 30, 2007 of $56.1 million was primarily driven by the following:

•       A $40.9 million increase in Adjusted Operating Income before Depreciation and Amortization;

•       A $10.0 million increase in the generation of Free Cash Flow over the same period in the prior year from changes in working capital accounts; and

•       A $9.1 million decrease in capital expenditures.

These increases in cash flow were offset by:

•       A $4.3 million increase in cash interest expense paid primarily driven by interest on the 12¼% senior discount notes which was paid in cash in February 2007, whereas in February 2006 it was paid-in-kind. Partially offsetting this increase was a decrease in interest rates.

We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. As of June 30, 2007 we had the ability to draw upon $194.3 million of unused availability under the Insight Midwest Holdings credit facility to fund any shortfall resulting from the inability of Insight Midwest’s cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. We expect to use any available Free Cash Flow to repay our indebtedness.

On April 1, 2007, Insight Midwest’s partnership agreement was amended, and we agreed with Comcast on a division of Insight Midwest’s assets and liabilities. Upon completion of the transaction, we will own 100% of Insight Midwest’s cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, and Comcast will own 100% of Insight Midwest’s cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana. Pending completion of the transaction, we will continue to serve as general partner and control and manage all of the cable systems of Insight Midwest and will continue to include the results of Insight Midwest in our consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight Systems Group was initially allocated approximately $1,259.6 billion of the partnership’s debt and the Comcast Systems Group was initially allocated approximately $1,335.4 billion of the partnership’s debt. This debt allocation excludes the $350.0 million outstanding principal amount 12¼% Senior Discount Notes due 2011 issued by Insight Inc. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007.

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

We have a substantial amount of debt. Our high level of debt could have important consequences. Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us and are restricted by the terms of their indebtedness from doing so. Because of such restrictions, our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries. As of June 30, 2007 we were in compliance with all covenants under our credit agreement.

The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of June 30, 2007, including periods in which the related payments are due (unaudited, in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2007	$—	$2,548	$2,548
2008	9,312	4,205	13,517
2009	242,063	3,203	245,266
2010	61,313	1,281	62,594
2011	430,562	729	431,291
Thereafter	2,047,750	2,967	2,050,717
Total cash obligations	$2,791,000	$14,933	$2,805,933

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

The aggregate fair market value and aggregate carrying value of our 9¾% senior notes and 12¼% senior discount notes was $566.3 million and $550.0 million as of June 30, 2007. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of June 30, 2007, the fair value, if terminated, of our interest rate swap agreements was $1.1 million and is reflected in our financial statements as other current or non-current assets. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders’ equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

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

In connection with the restatement of our prior financial results, which is more fully described in Note 2 to our consolidated financial statements, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we reevaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based upon that reevaluation and particularly in light of the restatement of our financial results, we identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible franchise costs in the determination of the deferred tax asset valuation allowance.

Solely as a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of June 30, 2007. Management has discussed the circumstances leading up to the restatement with the Audit Committee of our board of directors, and management and the Audit Committee have concluded that the error was inadvertent and unintentional.

We are in the process of designing and implementing improvements in our internal control over financial reporting in accounting for income taxes. These improvements include, among other things, improved documentation and analysis regarding the temporary differences between financial and tax reporting, training individuals involved in accounting and reporting for income taxes regarding these issues, and enhancing the documentation around conclusions reached in the implementation of the applicable generally accepted accounting principles.

There has not been any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1A.                Risk Factors

There have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K/A for the year ended December 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, we issued 200 shares of Series F non-voting common stock to certain of our employees. The issuances of non-voting common stock were not registered under the Securities Act of 1933 because such issuances were offered and sold in transactions not involving a public offering, and therefore exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

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