Form 10-Q
period 2007-09-30
INSIGHT COMMUNICATIONS CO INC
filed 2007-11-14
CIK 1084421

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007
Commission file number 0-26677

INSIGHT COMMUNICATIONS COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4053502 (I.R.S. Employer Identification No.)
810 7th Avenue New York, New York (Address of principal executive offices)	10019 (Zip code)
Registrant's telephone number, including area code: 917-286-2300

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

	September 30, 2007	December 31, 2006
	unaudited
Assets
Cash and cash equivalents	$39,576	$43,573
Trade accounts receivable, net of allowance for doubtful accounts of $1,211 and $1,148 as of September 30, 2007 and December 31, 2006	31,957	31,060
Prepaid expenses and other current assets	8,764	8,828

Total current assets	80,297	83,461
Fixed assets, net	1,146,142	1,151,260
Goodwill	187,982	187,982
Franchise costs	2,361,959	2,361,959
Deferred financing costs, net of accumulated amortization of $32,121 and $29,473 as of September 30, 2007 and December 31, 2006	16,817	19,053
Investments	3,137	7,000
Other non-current assets	2,567	2,941

Total assets	$3,798,901	$3,813,656

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	unaudited
Liabilities and stockholders' equity
Accounts payable	$47,135	$43,772
Accrued expenses and other current liabilities	58,136	45,521
Accrued property taxes	20,133	13,595
Accrued programming costs (inclusive of $37,323 and $30,677 due to related parties as of September 30, 2007 and December 31, 2006)	54,651	45,880
Deferred revenue	1,303	2,076
Interest payable	53,453	49,518

Total current liabilities	234,811	200,362
Deferred revenue	196	683
Deferred tax liability	218,377	212,648
Debt	2,743,878	2,805,722
Long term liabilities	874	—
Minority interest	269,783	245,634
Stockholders' equity:
Voting preferred stock, $.01 par value:
Series A—1,000,000 shares authorized; 848,945 shares issued and outstanding as of September 30, 2007 and December 31, 2006	8	8
Series B—1,000,000 shares authorized; 517,836 shares issued and outstanding as of September 30, 2007 and December 31, 2006	5	5
Non-voting preferred stock, $.01 par value:
Series C—15,000,000 shares authorized; 13,364,693 shares issued and outstanding as of September 30, 2007 and December 31, 2006	134	134
Series D—50,000,000 shares authorized; 47,015,659 shares issued and outstanding as of September 30, 2007 and December 31, 2006	470	470
Non-voting common stock, $.01 par value:
Series E—5,000,000 shares authorized; 3,555,497 and 3,536,247 shares issued and outstanding as of September 30, 2007 and December 31, 2006	36	35
Series F—100,000 shares authorized; 94,660 and 93,250 shares issued and outstanding as of September 30, 2007 and December 31, 2006	1	1
Voting common stock, $.01 par value:
Series G—10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2007 and December 31, 2006	—	—
Additional paid-in-capital	827,716	826,509
Accumulated deficit	(497,388)	(478,861)
Accumulated other comprehensive income	—	306

Total stockholders' equity	330,982	348,607

Total liabilities and stockholders' equity	$3,798,901	$3,813,656

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		As restated		As restated
Revenue	$362,336	$318,105	$1,057,308	$931,103
Operating costs and expenses:
Programming and other operating costs (exclusive of depreciation and amortization) (inclusive of $52,256 and $155,182, and $47,772 and $135,110 of programming expense incurred through related parties for the three and nine months ended September 30, 2007 and 2006)	123,839	109,307	366,000	333,676
Selling, general and administrative (inclusive of $495 and $1,209, and $335 and $1,219 of stock-based compensation for the three and nine months ended September 30, 2007 and 2006)	98,878	84,244	287,530	243,935
Depreciation and amortization	73,554	68,743	214,787	200,398

Total operating costs and expenses	296,271	262,294	868,317	778,009

Operating income	66,065	55,811	188,991	153,094
Other income (expense):
Interest expense	(58,742)	(65,810)	(173,141)	(188,093)
Interest income	309	366	880	1,247
Other expense	(6,040)	(28)	(5,258)	(78)

Total other expense, net	(64,473)	(65,472)	(177,519)	(186,924)
Income (loss) before minority interest and income taxes	1,592	(9,661)	11,472	(33,830)
Minority interest income (expense)	(9,907)	1,839	(24,151)	6,454

Loss before income taxes	(8,315)	(7,822)	(12,679)	(27,376)
Provision for income taxes	(1,909)	(1,815)	(5,848)	(5,794)

Net loss	$(10,224)	$(9,637)	$(18,527)	$(33,170)

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine months ended September 30,
	2007	2006
		As restated
Operating activities:
Net loss	$(18,527)	$(33,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	214,787	200,398
Stock-based compensation	1,209	1,219
Minority interest	24,151	(6,454)
Provision for losses on trade accounts receivable	13,272	13,959
Amortization of note discount	3,156	6,663
Impairment of investment	3,863	—
Deferred income taxes	5,729	5,728
Loss on disposal of fixed assets	2,077	—
Changes in operating assets and liabilities:
Trade accounts receivable	(14,169)	(13,093)
Prepaid expenses and other assets	422	(1,808)
Accounts payable	3,363	(3,236)
Interest payable	3,935	31,324
Accrued expenses and other liabilities	27,230	(894)

Net cash provided by operating activities	270,498	200,636

Investing activities:
Purchase of fixed assets	(209,176)	(213,309)
Sale of fixed assets	94	572
Purchase of investments	—	(778)

Net cash used in investing activities	(209,082)	(213,515)

Financing activities:
Repayment of credit facilities	(75,000)	(62,625)
Proceeds from borrowings under credit facilities	10,000	65,000
Debt issuance costs	(412)	—
Other	(1)	1

Net cash (used in) provided by financing activities	(65,413)	2,376

Net decrease in cash and cash equivalents	(3,997)	(10,503)
Cash and cash equivalents, beginning of period	43,573	29,782

Cash and cash equivalents, end of period	$39,576	$19,279

See accompanying notes

INSIGHT COMMUNICATIONS COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

        Through our wholly owned subsidiary, Insight Communications Company, L.P. ("Insight LP"), we own a 50% interest in Insight Midwest, L.P. ("Insight Midwest"), which through its operating subsidiaries, Insight Communications Midwest, LLC ("Insight Communications Midwest"), Insight Kentucky Partners II, L.P. ("Insight Kentucky") and Insight Communications of Central Ohio, LLC ("Insight Ohio"), owns and operates cable systems in Illinois, Indiana, Kentucky and Ohio which passed approximately 2.5 million homes and had approximately 1.4 million customer relationships as of September 30, 2007.

        Insight LP is the general partner of Insight Midwest. Through Insight LP, we manage all of Insight Midwest's systems. An indirect subsidiary of Comcast Corporation ("Comcast") owns a 50% limited partner interest in Insight Midwest. The accompanying consolidated financial statements include our accounts and those of our wholly owned subsidiaries, Insight LP and Insight Cable Services, LLC.

        On April 1, 2007, Insight Midwest's partnership agreement was amended, and we agreed with Comcast on a division of Insight Midwest's assets and liabilities. Upon completion of the transaction, we will own 100% of Insight Midwest's cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, (the "Insight Systems Group") and Comcast will own 100% of Insight Midwest's cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana (the "Comcast Systems Group"). Pending completion of the transaction, we will continue to serve as general partner and control and manage all of the cable systems of Insight Midwest and will continue to include the results of Insight Midwest in our consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight Systems Group was initially allocated approximately $1,259.6 billion of the partnership's debt and the Comcast Systems Group was initially allocated approximately $1,335.4 billion of the partnership's debt. This debt allocation excludes the $350.0 million outstanding principal amount 12 1/4% Senior Discount Notes due 2011 issued by Insight Communications Company, Inc. ("Insight Inc."). The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007 (see Note 9 "Minority and Preferred Interests").

2. Restatement of Consolidated Financial Statements

        As previously described in our amended annual report on Form 10-K/A for the year ended December 31, 2006, as filed on August 15, 2007, we identified an error in our accounting for non-cash income tax expense and deferred taxes. The correction relates to the tax impact of intangible assets arising from certain business combinations, primarily tax-deductible franchise costs, which is amortized as an expense for tax purposes over 15 years but has not been amortized for financial reporting purposes since the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets," on January 1, 2002. We record deferred income tax expense and a deferred tax liability related to the tax-deductible franchise costs. However, in preparing the financial statements, we historically had netted the deferred tax liability related to franchise costs against deferred tax assets (primarily related to our net operating loss carryforwards) and provided a valuation allowance on the net deferred tax asset balance. Because the deferred tax liability related to franchise costs could have an indefinite life, it should not have been netted against deferred tax assets with a definite life when determining the required valuation allowance.

        As a result, we did not record the appropriate valuation allowance and related deferred income tax expense. The deferred tax liability described above should have remained on our balance sheet indefinitely unless there were an impairment of franchise costs for financial reporting purposes or the related business entity were disposed of through a sale or otherwise.

        Our prior accounting treatment resulted in an understatement of deferred income tax expense, the related deferred tax liability and goodwill. This resulted in an understatement of net loss in the amount of $1.9 million and $5.7 million for the three and nine months ended September 30, 2006, in our consolidated financial statements. The correction had no effect on our revenues, operating income, cash flows or liquidity for any period.

        The effects of this change on the consolidated statements of operations for the three and nine months ended September 30, 2006 and cash flows for the nine months ended September 30, 2006 are summarized as follows (in thousands).

	Consolidated Statements of Operations
	As Previously Reported	Adjustments	As Restated
Three Months Ended September 30, 2006
Benefit (provision) for income taxes	$94	$(1,909)	$(1,815)
Net loss	(7,728)	(1,909)	(9,637)
Nine Months Ended September 30, 2006
Provision for income taxes	$(66)	$(5,728)	$(5,794)
Net loss	(27,442)	(5,728)	(33,170)
	Consolidated Statements of Cash Flows
	As Previously Reported	Adjustments	As Restated
Nine Months Ended September 30, 2006
Net loss	$(27,442)	$(5,728)	$(33,170)
Deferred income taxes	—	5,728	5,728

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

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other interim period.

4. Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishing a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 157 to have a material impact on our consolidated financial statements.

        In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities ("SFAS No. 159"). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

        In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statement in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

        The Company adopted FIN 48 effective January 1, 2007 and had no material unrecognized tax benefits as of the adoption date and as of September 30, 2007. The Company files U.S. federal income tax returns and income tax returns for various state and local jurisdictions. The Company's federal income tax returns for the 2004 through 2006 tax years and various state and local income tax returns for the 2003 through 2006 tax years remain subject to examination.

5. Investments

Promptu

        Promptu (formerly AgileTV Corporation) is a privately owned company that develops voice navigation services for television and mobile devices. On May 11, 2005, we made an investment in Promptu by purchasing shares of Promptu's Series B1 preferred stock and common stock for an aggregate purchase price of (i) approximately $900,000 in cash and (ii) approximately $300,000 in the form of conversion of an outstanding promissory note. We are accounting for our investment in Promptu under the cost method. As of September 30, 2007 and December 31, 2006, our carrying value in this investment was $1.2 million.

Oxygen Cable, LLC

        Oxygen Cable, LLC ("Oxygen") is an independent cable television network with programming tailored to the interests of women. On July 9, 2002, we entered into a carriage agreement with Oxygen, whereby we agreed to carry programming content from Oxygen. In October 2006, we agreed to extend the term of the carriage agreement through December 31, 2008. Concurrently with the carriage agreement, we entered into an equity issuance agreement with Oxygen. Pursuant to the equity issuance agreement, a portion of the monthly programming fees paid to Oxygen through December 31, 2006 represented our equity investment in Oxygen. The Chairman and CEO of Oxygen is a member of our Board of Directors.

        In October 2007, Oxygen announced that it has entered into a merger agreement with NBC Universal, Inc. under which Oxygen's stockholders will receive cash in exchange for their shares. Oxygen has provided us with an Information Statement which sets forth the value of our equity, and we have recorded a $3.9 million impairment on this investment in other expense in the accompanying consolidated statements of operations as of September 30, 2007. We are accounting for our investment in Oxygen under the cost method. As of September 30, 2007 and December 31, 2006, our carrying value in this investment was $1.9 and $5.8 million, respectively.

6. Fixed Assets

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Land, buildings and improvements	$47,140	$45,777
Cable system equipment	2,874,046	2,676,108
Furniture, fixtures and office equipment	23,790	23,197

	2,944,976	2,745,082
Less: accumulated depreciation and amortization	(1,798,834)	(1,593,822)

Total fixed assets, net	$1,146,142	$1,151,260

        We recorded depreciation expense of $72.7 million and $212.1 million for the three and nine months ended September 30, 2007 and $67.3 million and $196.1 million for the three and nine months ended September 30, 2006.

7. Debt

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)
Insight Midwest Holdings Credit Facility	$2,221,000	$2,286,000
Insight Midwest 9 3/4% Senior Notes	200,000	200,000
Insight Inc. 12 1/4% Senior Discount Notes	350,000	350,000

	2,771,000	2,836,000
Net unamortized discount on notes	(27,122)	(30,278)

Total debt	$2,743,878	$2,805,722

Insight Midwest Holdings $2.445 Billion Credit Facility

        Insight Midwest Holdings, LLC, a wholly owned subsidiary of Insight Midwest, holds all of the outstanding equity of each of our operating subsidiaries, and on October 6, 2006, entered into a new $2.445 billion senior secured credit facility. The facility is comprised of a $385.0 million A Term Loan scheduled to mature on October 6, 2013, a $1.8 billion B Term Loan scheduled to mature on April 6, 2014 and $260.0 million in revolving commitments scheduled to terminate on October 6, 2012. The weighted average interest rate for debt outstanding under the credit facility was 7.0% at September 30, 2007. As of September 30, 2007 we were in compliance with the credit facility's covenant requirements.

        On March 28, 2002, we loaned $100.0 million to Insight Midwest. The loan to Insight Midwest bears annual interest of 9%, compounded semi-annually, has a scheduled maturity date of January 31, 2011 and permits prepayments. Insight Midwest Holdings is permitted under the credit facility to make distributions to Insight Midwest for the purpose of repaying our loan, including accrued interest, provided that there are no defaults existing under the credit facility. During the three and nine months ended September 30, 2007, Insight Midwest repaid a total of $10.5 million and $15.0 million of the loan balance. As of September 30, 2007 and December 31, 2006, the balance of the $100.0 million loan, including accrued interest was $130.1 million and $136.1 million.

Insight Inc. 12 1/4% Senior Discount Notes

        In 2001, we completed a $400.0 million offering of 12 1/4% Senior Discount Notes due in February 2011. These notes were issued at a discount to their principal amount at maturity. In 2002 and 2004, we repurchased a total of $50.0 million face amount of these notes.

        No cash interest on the discount notes accrued prior to February 15, 2006. Thereafter, cash interest on the discount notes began to accrue and is payable on February 15 and August 15 of each year. The initial accreted value of the discount notes increased until February 15, 2006 such that the accreted value equaled the revised outstanding principal amount of $350.0 million at that time and on December 31, 2006. The Insight Inc. 12 1/4% Senior Discount Notes contain certain financial and other debt covenants. As of September 30, 2007, we were in compliance with all covenant requirements.

Debt Principal Payments

        As of September 30, 2007, the remaining principal payments required on our debt were as follows (in thousands):

2007	$—
2008	9,312
2009	242,063
2010	61,313
2011	430,562
Thereafter	2,027,750

Total	$2,771,000

8. Derivative Instruments

        We enter into derivative instruments, typically interest-rate swap agreements, to modify the interest characteristics of our outstanding debt to either a floating or fixed rate basis. These agreements involve fixed rate interest payments in exchange for floating rate interest receipts, known as cash flow hedges, and floating rate interest payments in exchange for fixed rate interest receipts, known as fair value hedges, over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued during each period based on expected payments and/or receipts and is recognized as an adjustment to interest expense related to the debt. The related estimated fair value is included in other current or non-current liabilities or assets.

        Gains and losses related to cash flow hedges that are determined to be effective hedges are recorded as accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses related to fair value hedges that are determined to be effective hedges are recorded in the consolidated statements of operations as an adjustment to the swap instrument and an equal and offsetting adjustment to the carrying value of the underlying debt. Gains and losses related to interest rate swaps that are determined not to be effective hedges and do not qualify for hedge accounting are recorded in our consolidated statements of operations as other income or expense and as an adjustment to the underlying swap instrument.

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

        In the third quarter these swaps offset movements in the base rate for our Term Loan B by 101.1% and 101.7%, respectively. During the second quarter of 2007, these swap agreements were determined to be ineffective cash flow hedges for the purposes of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At September 30, 2007 and December 31, 2006 the estimated (cost if terminated) fair value of these interest rate swap agreements were approximately

($923,000) and $306,000 and were recorded in other current or non-current (liabilities) or assets on the accompanying consolidated balance sheets depending on the expiration date of the underlying swap agreement.

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

        As of September 30, 2007 and December 31, 2006 we had $269.8 million and $245.6 million of minority interests recorded in our balance sheet as temporary equity related to Insight Midwest. The Insight Midwest partnership was formed in September 1999 to serve as the holding company and a financing vehicle for our cable television system 50/50 joint venture with an indirect subsidiary of AT&T Broadband (now known as Comcast Cable). The results of the partnership are included in our consolidated financial statements since we as general partner effectively control Insight Midwest's operating and financial decisions.

        Effective April 1, 2007, we have divided Insight Midwest's assets and liabilities into the Insight Systems Group and Comcast Systems Group. Subsequent to April 1, 2007, adjustments to minority interest reflect the earnings and losses directly attributable to the Comcast Systems Group. (See Note 1—"Organization and Basis of Presentation" for additional disclosure in connection with the proposed division of assets and liabilities of the partnership). As of September 30, 2007, we estimated the settlement value of this minority interest to be between $1.3 billion and $2.0 billion.

10. Partnership Split-Up Costs

        During the three and nine months ended September 30, 2007, we recorded $0 and $3.1 million in employee retention benefits, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and $3.5 million and $6.2 million in legal fees in connection with matters related to our agreement with Comcast to divide the assets and liabilities of Insight Midwest and our evaluation of strategic alternatives post split-up. The closing of the partnership split-up is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007.

        The Company has a plan to provide one-time retention benefits for certain employees related to the partnership split-up. During the third quarter of 2007, the total amount expected to be paid in connection with the plan was adjusted to $4.6 million, of which the balance in excess of the amount expensed through September 30, 2007, will be recognized over the remaining period that the employees are expected to provide services under the plan. These one-time retention benefits and legal fees are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

11. Related Party Transactions

Programming

        We purchase the majority of our programming through affiliates of Comcast Cable. Charges for such programming, including a 1 1/2% administrative fee, were $52.3 million and $155.2 million for the three and nine months ended September 30, 2007 and $47.8 million and $135.1 million for the three and nine months ended September 30, 2006. As of September 30, 2007 and December 31, 2006, $37.3 million and $30.7 million of accrued programming costs were due to affiliates of Comcast Cable. We believe that the programming rates charged through these affiliates are lower than those available from independent parties. Upon the completion of the division of assets and liabilities of Insight Midwest described in Note 1, we will no longer have the right to purchase programming services for our systems through this affiliate arrangement.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis reflects and updates disclosures for the restatement of our historical consolidated financial results for the three and nine months ended September 30, 2007, as more fully described in our amended annual report on Form 10-K/A, as filed on August 15, 2007. Accordingly, the only changes to the 2006 financial information presented are to the Net loss line under "Overview" and the Net loss and Provision for income taxes line items in the table under "Reconciliation of Net Loss to Adjusted Operating Income before Depreciation and Amortization".

Cautionary Statement Regarding Forward-Looking Information

        This quarterly report on Form 10-Q contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, future performance and business of our company, including, without limitation, statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "estimates" or similar expressions. We believe it is important to communicate management's expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our Annual Report on Form 10-K/A for the year ended December 31, 2006, as well as any other cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this quarterly report could have a material adverse effect on our business, operating results and financial condition. Examples of these risks include:

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

  •
  The terms of Insight Midwest's indebtedness limits our ability to access the cash flow of Insight Midwest's subsidiaries for debt service and any other purpose;

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

        The following table is derived from our consolidated financial statements that are included in this report and sets forth certain statement of operations data for our consolidated operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		As restated		As restated
Revenue	$362,336	$318,105	$1,057,308	$931,103
Operating costs and expenses:
Programming and other operating costs	123,839	109,307	366,000	333,676
Selling, general and administrative	98,878	84,244	287,530	243,935
Depreciation and amortization	73,554	68,743	214,787	200,398

Total operating costs and expenses	296,271	262,294	868,317	778,009

Operating income	66,065	55,811	188,991	153,094
Interest expense	(58,742)	(65,810)	(173,141)	(188,093)
Minority interest income (expense)	(9,907)	1,839	(24,151)	6,454
Net loss	(10,224)	(9,637)	(18,527)	(33,170)
Net cash provided by operating activities	90,127	67,304	270,498	200,636
Net cash used in investing activities	76,441	71,736	209,082	213,515
Net cash (used in) provided by financing activities	(20,000)	19,125	(65,413)	2,376
Capital expenditures	76,496	71,544	209,176	213,309

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		As restated		As restated
Net loss	$(10,224)	$(9,637)	$(18,527)	$(33,170)
Provision for income taxes	1,909	1,815	5,848	5,794

Loss before income taxes	(8,315)	(7,822)	(12,679)	(27,376)
Minority interest income (expense)	9,907	(1,839)	24,151	(6,454)

Income (loss) before minority interest and income taxes	1,592	(9,661)	11,472	(33,830)
Other (income) expense:
Other expense	6,040	28	5,258	78
Interest income	(309)	(366)	(880)	(1,247)
Interest expense	58,742	65,810	173,141	188,093

Total other expense, net	64,473	65,472	177,519	186,924

Operating income	66,065	55,811	188,991	153,094
Depreciation and amortization	73,554	68,743	214,787	200,398
Partnership dissolution costs	3,479	—	9,327	—
Stock-based compensation	495	335	1,209	1,219

Adjusted Operating Income before Depreciation and Amortization	$143,593	$124,889	$414,314	$354,711

Reconciliation of Net Cash Provided by Operating Activities to Free Cash Flow

        The following table provides a reconciliation from net cash provided by operating activities to Free Cash Flow. In addition, the table provides the components from net cash provided by operating activities to operating income for purposes of the discussions that follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Operating income	$66,065	$55,811	$188,991	$153,094
Depreciation and amortization	73,554	68,743	214,787	200,398
Partnership dissolution costs	3,479	—	9,327	—
Stock-based compensation	495	335	1,209	1,219

Adjusted Operating Income before Depreciation and Amortization	143,593	124,889	414,314	354,711
Changes in working capital accounts(1)	9,089	(6,918)	22,720	(3,246)
Cash paid for interest	(62,529)	(50,603)	(166,251)	(150,074)
Cash paid for taxes	(26)	(64)	(285)	(755)

Net cash provided by operating activities	90,127	67,304	270,498	200,636
Capital expenditures	(76,496)	(71,544)	(209,176)	(213,309)

Free Cash Flow	$13,631	$(4,240)	$61,322	$(12,673)

(1)
Changes in working capital accounts are based on the net cash changes in current assets and current liabilities, excluding charges related to interest and taxes and other non-cash expenses.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

        Revenue for the three months ended September 30, 2007, totaled $362.3 million, an increase of 14% over the prior year, due primarily to Revenue Generating Unit ("RGU") growth across all of our services, as well as video rate increases. High-speed Internet service revenue increased 28% over the prior year, which was primarily attributable to an increased customer base. We added a net 47,900 high-speed Internet customers during the quarter to end at 722,800 customers.

        Basic cable service revenue increased 6% due to an increased customer base and video rate increases, partially offset by promotional discounts. In addition, digital service revenue increased 22% over the prior year due to an increased customer base and a $1.23 increase in digital average revenue per customer ("ARPU"). We added a net 26,100 digital customers during the quarter to end at 687,600 customers.

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

        To increase our bundling opportunities and extend our growth potential in future years, during the second half of 2006 and in January 2007, we successfully rolled out our telephone product in eight previously unserved districts. As a result, we added a net 44,000 telephone customers during the quarter to end at 221,200 customers.

        Revenue by service offering was as follows for the three months ended September 30 (dollars in thousands):

	Revenue by Service Offering
	Three Months Ended September 30, 2007	% of Total Revenue	Three Months Ended September 30, 2006	% of Total Revenue	% Change in Revenue
Basic	$169,510	46.8%	$159,677	50.2%	6.2%
High-Speed Internet	76,994	21.2%	60,402	19.0%	27.5%
Digital	42,818	11.8%	34,979	11.0%	22.4%
Telephone	24,631	6.8%	13,249	4.2%	85.9%
Advertising	21,133	5.8%	20,024	6.3%	5.5%
Premium	13,841	3.8%	13,891	4.4%	(0.4)%
Franchise fees	8,081	2.2%	7,496	2.3%	7.8%
Other	5,328	1.6%	8,387	2.6%	(36.5)%

Total	$362,336	100.0%	$318,105	100.0%	13.9%

        Total Customer Relationships were 1,449,400 as of September 30, 2007, an increase of 54,000 from 1,395,400 as of September 30, 2006. Total Customer Relationships represent the number of customers who receive one or more of our products (i.e., basic cable, high-speed Internet or telephone) without regard to which product they purchase.

        In the quarter ended September 30, 2007, we added 139,100 RGUs, which represent the sum of basic, digital, high-speed Internet and telephone customers, and as of September 30, 2007, had 2,993,700 RGUs, an increase of 15% from September 30, 2006. RGUs by product category were as follows (in thousands):

	September 30, 2007	September 30, 2006
Basic	1,362.1	1,318.8
High-speed Internet	722.8	579.3
Digital	687.6	597.7
Telephone	221.2	112.9

Total RGUs	2,993.7	2,608.7

        Average monthly revenue per basic customer was $89.36 for the three months ended September 30, 2007, compared to $80.90 for the three months ended September 30, 2006. This primarily reflects the continued growth of high-speed Internet, digital video and telephone product offerings in all markets, as well as video rate increases.

        Programming and other operating costs increased $14.5 million, or 13%. Increases in programming rates, customers and the addition of new programming content were significant drivers of the cost increase for the quarter ended September 30, 2007. Other direct operating costs increased due to the increase in telephone cost of service as we successfully rolled out this product in eight previously unserved districts during the second half of 2006 and in January 2007 and an increase in high-speed Internet service costs due to the increased customer base. Other operating costs increased primarily as a result of an increase in installation labor due to increased customer activity.

        Selling, general and administrative expenses increased $14.6 million, or 17%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and network operations personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network and increase customer satisfaction. A portion of the network operations personnel increases were in support of our recent telephone product launches. Partnership dissolution costs of $3.5 million recorded in the third quarter of 2007 related to the planned division of our partnership with Comcast and our exploration of strategic alternatives post-split, significantly contributed to the increase in selling, general and administrative expenses. Franchise fees, customer billing and collection fees increased primarily due to the increase in our revenues and our customer base. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base.

        Depreciation and amortization expense increased $4.8 million, or 7%, primarily as a result of a continued high level of capital expenditures through September 30, 2007. These expenditures were primarily for purchases of customer premise equipment, installation labor and materials, capitalized labor, telephony equipment, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2006.

        As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $18.7 million to $143.6 million, an increase of 15% over the prior year's quarter.

        Interest expense decreased $7.1 million, or 11%. In October, 2006, we entered into a new $2.445 billion senior secured credit facility, using the proceeds to refinance our existing senior credit facility and to redeem a portion of the outstanding 9 3/4% Senior Notes and all of the outstanding 10 1/2% Senior Notes of Insight Midwest. Because of this refinancing, lower borrowing base rates and lower costs of borrowing as a result of improved leverage ratios, our interest rate averaged 8.0% for the three months ended September 30, 2007, as compared to 9.1% for the three months ended September 30, 2006.

        Other expense was $6.0 million for the three months ended September 30, 2007 and primarily reflected the $3.9 million impairment loss on our investment in Oxygen and $2.1 million from losses on the sale of fixed assets.

        Minority interest expense increased $11.7 million primarily as a result of the division of the assets and liabilities of the Insight Midwest partnership into the Insight Systems Group and the Comcast Systems Group as of April 1, 2007. This caused us to record adjustments to minority interest based on the actual earnings and losses attributable to the Comcast Systems Group subsequent to that date.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

        Revenue for the nine months ended September 30, 2007, totaled $1,057.3 million, an increase of 14% over the prior year, due primarily to RGU growth across all of our services, as well as video rate increases. High-speed Internet service revenue increased 25% over the prior year, which was attributable to an increased customer base and was partially offset by lower average revenue per customer due to promotional discounts. We added a net 111,600 high-speed Internet customers during the nine months to end at 722,800 customers.

        Basic cable service revenue increased 6% due to an increased customer base and video rate increases, partially offset by promotional discounts. We added a net 39,300 basic customers during the nine months to end at 1,362,100 customers. In addition, digital service revenue increased 25% over the prior year due to an increased customer base and a $1.43 increase in digital ARPU. We added a net 66,000 digital customers during the nine months to end at 687,600 customers.

        To increase our bundling opportunities and extend our growth potential in future years, during the second half of 2006 and in January 2007, we successfully rolled out our telephone product in eight previously unserved districts. As a result, we added a net 97,800 telephone customers during the nine months to end at 221,200 customers.

        Revenue by service offering was as follows for the nine months ended September 30 (dollars in thousands):

	Revenue by Service Offering
	Nine Months Ended September 30, 2007	% of Total Revenue	Nine Months Ended September 30, 2006	% of Total Revenue	% Change in Revenue
Basic	$507,552	48.0%	$478,212	51.4%	6.1%
High-Speed Internet	219,785	20.8%	175,515	18.9%	25.2%
Digital	126,312	11.9%	101,009	10.8%	25.1%
Telephone	60,517	5.7%	37,132	4.0%	63.0%
Advertising	60,192	5.7%	57,741	6.2%	4.2%
Premium	41,989	4.0%	41,137	4.4%	2.1%
Franchise fees	24,193	2.3%	22,234	2.4%	8.8%
Other	16,768	1.6%	18,123	1.9%	(7.5)%

Total	$1,057,308	100.0%	$931,103	100.0%	13.6%

        Average monthly revenue per basic customer was $87.51 for the nine months ended September 30, 2007, compared to $79.43 for the nine months ended September 30, 2006. This primarily reflects the continued growth of high-speed Internet, digital video and telephone product offerings in all markets, as well as video rate increases.

        Programming and other operating costs increased $32.3 million, or 10%. Increases in programming rates, customers and the addition of new programming content were significant drivers of the cost increase for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, programming costs reflected certain programming credits resulting from favorable resolution of pricing negotiations related to certain prior period programming costs that were accrued at a higher rate than the amount actually paid. Programming credits for the nine months ended September 30, 2007 were significantly lower, causing overall programming cost increases to be greater. Other direct operating costs increased due to the increase in telephone cost of service as we successfully rolled out this product in eight previously unserved districts during the second half of 2006 and in January 2007. This increase was partially offset by decreases in our high-speed Internet service costs as the company, in 2006, transitioned its Internet services in-house and realized both cost savings and operational benefits from this investment even while increasing our customer base.

        Selling, general and administrative expenses increased $43.6 million, or 18%, primarily due to increased payroll, payroll-related costs and temporary help associated with an increase in the number of employees and salary increases for existing employees. The increase in the number of employees represents investments in sales and marketing, customer care and network operations personnel to continue to upgrade and enhance our product offerings, manage our increasingly complex network and increase customer satisfaction. A portion of the network operations personnel increases were in support of our recent telephone product launches. Partnership dissolution costs of $9.3 million recorded in the nine months ending September 30, 2007 related to the planned division of our partnership with Comcast and our exploration of strategic alternatives post-split, significantly contributed to the increase in selling, general and administrative expenses. Marketing expenses increased over the prior year to support the continued rollout of high-speed Internet, digital and telephone products, and to grow our core video customer base. Franchise fees, customer billing and collection fees increased primarily due to the increase in our revenues and our customer base.

        Depreciation and amortization expense increased $14.4 million, or 7%, primarily as a result of a continued high level of capital expenditures through September 30, 2007. These expenditures were primarily for purchases of customer premise equipment, installation labor and materials, capitalized labor, telephony equipment, headend equipment, network extensions and network capacity and bandwidth increases, all of which we consider necessary in order to continue to maintain and grow our customer base and expand our service offerings. Partially offsetting this increase was a decrease in depreciation expense related to certain assets that have become fully depreciated since September 30, 2006.

        As a result of the factors discussed above, Adjusted Operating Income before Depreciation and Amortization increased $59.6 million to $414.3 million, an increase of 17%.

        Interest expense decreased $15.0 million, or 8%. In October, 2006, we entered into a new $2.445 billion senior secured credit facility, using the proceeds to refinance our existing senior credit facility and to redeem a portion of the outstanding 9 3/4% Senior Notes and all of the outstanding 10 1/2% Senior Notes of Insight Midwest. Because of this refinancing, lower borrowing base rates and lower costs of borrowing as a result of improved leverage ratios, our interest rate averaged 8.0% for the nine months ended September 30, 2007, as compared to 8.9% for the nine months ended September 30, 2006.

        Other expense was $5.3 million as of September 30, 2007 and primarily reflected the $3.9 million impairment loss on our investment in Oxygen and $1.3 million from losses on the sale of fixed assets.

        Minority interest expense increased $30.6 million primarily as a result of the division of the assets and liabilities of the Insight Midwest partnership into the Insight Systems Group and the Comcast Systems Group as of April 1, 2007. This caused us to record adjustments to minority interest based on the actual earnings and losses attributable to the Comcast Systems Group subsequent to that date.

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

        Cash provided by operations for the nine months ended September 30, 2007 and 2006 was $270.5 million and $200.6 million. The increase was primarily attributable to the increase in non-cash items, the decrease in our net loss and the timing of cash receipts and payments related to our working capital accounts.

        Cash used in investing activities for the nine months ended September 30, 2007 and 2006 was $209.1 million and $213.5 million and was primarily for capital expenditures. These expenditures principally constituted purchases of customer premise equipment, installation labor and materials and capitalized labor, all of which are necessary to grow our customer base and expand our service offerings.

        Cash used in financing activities for the nine months ended September 30, 2007 was $65.4 million compared to $2.4 million of cash provided by financing activities for the nine months ended September 30, 2006. The uses of cash in 2007 were primarily for the repayment of our credit facility and, in 2006 cash was provided by net proceeds from borrowings under the credit facility.

        Free Cash Flow for the nine months ended September 30, 2007 totaled $61.3 million, compared to ($12.7) million for the nine months ended September 30, 2006. This increase in Free Cash Flow from September 30, 2006 to September 30, 2007 of $74.0 million was primarily driven by the following:

  •
  A $59.6 million increase in Adjusted Operating Income before Depreciation and Amortization;

  •
  A $26.0 million increase in the generation of Free Cash Flow over the same period in the prior year from changes in working capital accounts; and

  •
  A $4.1 million decrease in capital expenditures.

        These increases in cash flow were offset by:

  •
  A $16.2 million increase in cash interest expense paid primarily driven by interest on the 12 1/4% senior discount notes which was paid in cash in February 2007, whereas in February 2006 it was paid-in-kind. Partially offsetting this increase was a decrease in interest rates.

        We believe that the Insight Midwest Holdings credit facility, cash on-hand and our cash flow from operations are sufficient to support our current operating plan. As of September 30, 2007, we had the ability to draw upon $214.3 million of unused availability under the Insight Midwest Holdings credit facility to fund any shortfall resulting from the inability of Insight Midwest's cash from operations to fund its capital expenditures, meet its debt service requirements or otherwise fund its operations. We expect to use any available Free Cash Flow to repay our indebtedness.

        On April 1, 2007, Insight Midwest's partnership agreement was amended, and we agreed with Comcast on a division of Insight Midwest's assets and liabilities. Upon completion of the transaction, we will own 100% of Insight Midwest's cable systems serving customers in Louisville, Lexington, Bowling Green and Covington, Kentucky, in Evansville, Indiana, and in Columbus, Ohio, and Comcast will own 100% of Insight Midwest's cable systems serving customers in Rockford/Dixon, Quincy/Macomb, Springfield, Peoria and Champaign/Urbana, Illinois and in Bloomington, Anderson, Lafayette and Kokomo, Indiana. Pending completion of the transaction, we will continue to serve as general partner and control and manage all of the cable systems of Insight Midwest and will continue to include the results of Insight Midwest in our consolidated financial statements. In conjunction with the division of assets and liabilities, the Insight Systems Group was initially allocated approximately $1,259.6 billion of the partnership's debt and the Comcast Systems Group was initially allocated approximately $1,335.4 billion of the partnership's debt. This debt allocation excludes the $350.0 million outstanding principal amount 12 1/4% Senior Discount Notes due 2011 issued by Insight Inc. The closing is subject to closing conditions, including local governmental approvals and regulatory approvals, and is expected to be completed by the end of 2007.

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

        Subject to pro forma financial covenant compliance, any cash received as a result of the division may be applied, at our option, to: (a) repay the remaining 9 3/4% senior notes, (b) repay the 12 1/4%

senior discount notes, (c) repay the $100.0 million intercompany note, (d) prepay the Term Loans on a pro rata basis, (e) repay other debt and/or (f) for general corporate purposes. After the occurrence of the division, the margin with respect to the Term Loan B will increase by 50 basis points, or 0.50%, if and for so long as the Insight Midwest Holdings' leverage ratio exceeds 6.50:1.00. Upon the occurrence of the division, the maximum leverage permitted will increase by 0.50:1.00.

        We have a substantial amount of debt. Our high level of debt could have important consequences. Our investments in our operating subsidiaries, including Insight Midwest, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of cash we need to pay our obligations and to repay the principal amount of our debt obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us and are restricted by the terms of their indebtedness from doing so. Because of such restrictions, our ability to access the cash flow of our subsidiaries may be contingent upon our ability to refinance the debt of our subsidiaries. As of September 30, 2007 we were in compliance with all covenants under our credit agreement.

        The following table summarizes our contractual obligations and commitments, excluding interest and commitments for programming, as of September 30, 2007, including periods in which the related payments are due (unaudited, in thousands):

	Contractual Obligations
	Long-Term Debt	Operating Leases	Total
2007	$—	$1,376	$1,376
2008	9,312	4,209	13,521
2009	242,063	3,192	245,255
2010	61,313	1,271	62,584
2011	430,562	729	431,291
Thereafter	2,027,750	2,953	2,030,703

Total cash obligations	$2,771,000	$13,730	$2,784,730

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        Our revolving credit and term loan agreements bear interest at floating rates. Accordingly, we are exposed to risks related to adverse changes in interest rates. In order to manage our exposure to interest rate risk, we enter into derivative financial instruments, typically interest rate swaps. The counter-parties to our swap agreements are major financial institutions. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

        The aggregate fair market value and aggregate carrying value of our 9 3/4% senior notes and 12 1/4% senior discount notes was $558.8 million and $550.0 million as of September 30, 2007. The fair market value of our credit facility borrowings approximates its carrying value as the credit facility borrowings bear interest at floating rates of interest. As of September 30, 2007, the cost, if terminated, of our interest rate swap agreements was $923,000 and is reflected in our financial statements as other current or non-current liabilities. Changes in the fair value of our interest rate derivative financial instruments are either recognized in income or in stockholders' equity as a component of other comprehensive income depending on whether the derivative financial instruments qualify for hedge accounting.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

        In the second quarter of 2007, we identified a material weakness in our internal control over financial reporting with respect to accounting for income taxes relating to the treatment of tax deductible franchise costs in the determination of the deferred tax asset valuation allowance which is more fully described in Note 2 to our consolidated financial statements.

        During the third quarter of 2007, we designed and implemented improvements in our control over financial reporting in accounting for income taxes. These improvements include, among other things, improved documentation, review and analysis regarding the temporary differences between financial and tax reporting, hiring a tax manager, training individuals involved in accounting and reporting for income taxes regarding these issues, and enhancing the documentation around conclusions reached in the implementation of the applicable generally accepted accounting principles. We believe these new procedures, when combined with previously existing procedures, provide effective internal controls for accounting for income taxes, including deferred tax asset valuation allowances. As a result of implementing the new procedures management believes it has remediated the related internal control weakness.

        Except for the internal control improvements discussed above there were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.    Risk Factors

        There has been no material changes in our risk factors from those disclosed in our annual report on Form 10-K/A for the year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended September 30, 2007, we issued 100,000 shares of Series E non-voting common stock to certain of our employees. The issuances of non-voting common stock were not registered under the Securities Act of 1933 because such issuances were offered and sold in transactions not involving a public offering, and therefore exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

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

Date: November 14, 2007	INSIGHT COMMUNICATIONS COMPANY, INC.
	By:	/s/ JOHN ABBOT John Abbot Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

INSIGHT COMMUNICATIONS COMPANY, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share amounts)
  Item 1. Financial Statements
INSIGHT COMMUNICATIONS COMPANY, INC. CONSOLIDATED BALANCE SHEETS (dollars in thousands, except share and per share amounts)
INSIGHT COMMUNICATIONS COMPANY, INC CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (dollars in thousands)
INSIGHT COMMUNICATIONS COMPANY, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited) (dollars in thousands)
INSIGHT COMMUNICATIONS COMPANY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
SIGNATURES